Form 10KSB
period 1995-05-31
CABRE CORP
filed 1995-08-29
CIK 724267

1
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-KSB
(Mark One)
      [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934 (FEE
          REQUIRED)

                 For the Fiscal Year Ended May 31, 1995
                                   OR
    [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934  (NO FEE REQUIRED)

                       Commission File NO. 0-12866

                               CABRE CORP
            (Exact name of registrant as specified in its charter)

         Delaware                                 75-1907070
       (State or other jurisdiction of         (I.R.S. Employer
       incorporation or organization)          Identification No.)

        1209 Orange Street                       19801
        Wilmington, Delaware                    (ZipCode)
     (Address of principal executive offices)

    Registrant's telephone number, including area code: (302) 658 7581 Securities registered pursuant to Section 12(b) of the Act:

                                    None

Securities registered pursuant to Section 12(g) of the Act:

                              Title of each class

                     Common Stock, $2.00 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes X  No__

As   of   July  31,  1995,  there   were outstanding  906,591 shares of
the registrant's common stock, par value $2.00, which is the only class of common stock of the registrant. As of that date, and based on the closing bid price, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $541,422.
                  Documents Incorporated by Reference
                                  None

                                PART I

Item 1.  BUSINESS
General
From  incorporation in Texas in June 1983 as  a public company until
December 1990, Cabre Corp, then  known  as  K Med Centers,  Inc., managed outpatient medical  centers  throughout the Dallas/Fort Worth
Metroplex. The company ceased operations  in December   1990,    but continued
as an  inactive  public   "shell" corporation  and reorganized in  the
state of Delaware on December 26, 1991. On January 24, 1992 Cabre Corp acquired all of the issued and outstanding shares of Antenna Products Corporation in an exchange of stock.

On November 1, 1993 Cabre acquired Audile Inc. in an exchange of stock. Cabre sold the operation to Audile employees in February 1995, and in May, 1995, based on defaulted payments on notes, wrote off remaining investments.

On  November  1,  1993 Cabre  Corp  established Thirco, Inc. On
November 14, 1994 Cabre  formed Metal  Finishing Corp and on November
30,  1994 purchased the  assets of Edd's Metal  Finishng Corp  for  a
combination of cash and deferred notes.    Cabre  Corp  operates  as  a
holding company with Antenna  Products  Corporation, Metal  Finishing
Corp, and Thirco, Inc. as its current operating subsidiaries.  Cabre
Corp has no other business activity.   Cabre  Corp's address  is  1209
Orange Street, Wilmington, Delaware  19801.  Telephone Number, (302)658-7581.

Antenna Products Corporation

Antenna Products Corporation was incorporated in Texas in 1984 to continue business began in 1972 and operated as a closely held "C" corporation until January 24, 1992. Thereafter, Antenna Products has operated as a wholly owned subsidiary of Cabre Corp . Antenna Products address is 101 S.E. 25th Avenue, Mineral Wells, Texas 76067. The telephone number is (817) 325-3301.

Antenna  Products'  principal  business  is  to design  and
manufacture standard and custom antennas, support structures, and accessories. The company's principal products generally relate to the high frequency (HF), very high frequency (VHF), and ultra high frequency
(UHF) communication  frequency spectrums. With a diversity  of communication and navigation  aid products, Antenna Products'market extends from long range communication  circuits  to  short range tactical communication lines and includes shipboard applications as
well as ground to air navigation  and landing  aids.   Examples   of
Antenna Products'  wide variety  of products include   ground to  air
collinear antennas, instrument  landing antennas and towers,  fixed
system multi-port antenna arrays,  tactical quick   erect  antennas
and  masts,  shipboard antenna tilting  devices, transport  pallets,
surveillance antennas,   antenna rotators, positioners and  controls,
and   high   power broadcast baluns.

Antenna  Products' customer base  is  primarily government  and government prime  contractor focused,  although  a  limited  industrial and commercial market  exists. Antenna  Products' market  is international in scope. The company currently focuses on exploiting the domestic market and has a limited amount of foreign sales. The specialized needs of the company's customers and the technology required to meet those needs change constantly. Accordingly, the company stresses its engineering,
installation,   service   and   other   support capabilities.  The
company uses its  own  sales and engineering staffs to service its principal markets. Many  of the company's contracts  are large relative to total annual sales volume and therefore the composition of the customer  base is different year to year.  In 1995 the U.  S.
Government was the single largest customer, and accounted  for 26% of
the sales volume.   APTI totaled  26%  of  sales, Marconi
Communications contributed 11%, and Litton Data Systems 10%. Orders for equipment in some of these product categories are in backlog and, therefore, the U.S. Government and Marconi Communications are expected to be major clients again in 1996.

Antenna  Products is one of many  suppliers  of antennas and related
manufacturing services  to the    government    and    government prime
contractors.  Antenna Products competes on  the basis  of  cost and product performance in a market with no dominant supplier. Due to fixedprice contracts and pre-defined contract specifications prevalent within this market, the company competes primarily on the basis of
its ability   to   provide   state-of-the-art solutions   in  the
technologically demanding marketplace while maintaining its competitive pricing.

Because most manufacturing requirements are established on a contract basis, the majority of the inventory is work in process. Less than 10% of total inventory is maintained in stock for delivery to customers. Some raw materials are kept on hand to support customer delivery schedules. Antenna Products performs work for the United States
Government primarily under fixed-price prime contracts and subcontracts. Under fixed-price contracts, Antenna Products realizes any benefit or detriment occasioned by lower or higher costs of performance.

Antenna Products is subject to certain risks common to all companies which derive a portion of their revenues from the United States government. These risks include rapid changes in technology, changes in levels of government spending, and possible cost overruns. Recognition of profits on major contracts is based upon estimates of final performance which may change as contracts progress. Contract prices
and  costs incurred  are subject   to Government Procurement
Regulations, and costs may be questioned by the Government and are subject to disallowance. United States Government contracts contain a provision that they may be terminated at any time for the convenience of the Government. In such event, the contractor is entitled to recover allowable costs plus any profits earned to the date of termination. Collections are generally set in accordance with federal acquisition standards which require payment in accordance with "Net 30" terms after acceptance of goods. The company is not
directly  regulated  by   any governmental agency in the United States.
Most of Antenna Products' customers, and the antenna and tower industries in general, are subject to meeting various government
standards.   These performance   standards necessitate  Antenna
Products'  ability to produce  antenna  designs which  can  be updated
to conform  to  customer requirements    in   a   changing    regulatory
environment.    These  regulations   have   not adversely affected
operations.

Antenna  Products is committed  to  reinvesting from  2%  to  5%  of sales in research and development projects, and bid and proposal activities. The mix of expenditures between the two areas in any given year is a function of the demand for new independently developed
innovative systems and the level of requirements   solicited.   In
1995 Antenna Products invested 5.0% of sales to independent research and development (R&D). The level of expenditures as a ratio to sales is expected to decrease in 1996. The level of expenditures for R&D in
1994 and 1993 were 2.3% of sales and 1.2%   of  sales,  respectively.
The  company received one  patent in fiscal year  1994  and will
continue to patent innovations unique  to the   trade.   The  company
however  does  not consider   patents to  be  material to   its
operations nor would the loss of any patents adversely affect operations.

Metal Finishing Corp

Cabre  Corp's subsidiary, Metal Finishing Corp, a  Texas  Corporation,
purchased the assets  of Edd's    Metal   Finishes   Corp.,   a  Texas
Corporation, on November 30, 1994.  Edd's Metal Finishes  Corp  had
been a vendor  to  Antenna Products  Corporation (a subsidiary  of  Cabre)
for over ten  years.   Metal  Finishing  Corp operates in  Grand
Prairie, Texas. Metal Finishing  Corp  offers a wide range  of  metal finishes  and surface enhancements.  Industries serviced  range from
medical, electronics,  oil patch,      fastener,  packaging,  automotive
to commercial as well as aerospace and defense contracted work. Metal Finishing is the chemical science of electrolytically depositing thin layers of metals such as silver, zinc, cadmium, nickel or copper to base materials
such as steel,  aluminum,  brass  etc.   This process is also  more
commonly known as "plating" and the deposits created are most often utilized for added corrosion and wear resistance as well as their
ability to meet the required aesthetic  values.    Metal  Finishing
competes on the basis of cost and quality of service in a market with no dominant provider. Due to the nature of the service provided, inventory consists of small amounts of chemicals and metals.

Thirco, Inc.

Thirco, Inc was formed on November 1, 1993 as a Delaware company to purchase and lease equipment and facilities to the other operating
units of Cabre.  The primary lease arrangements are   with   Antenna
Products. Thirco will occasionally assist in servicing the banking needs of Cabre's operating units. Since all activity is internal to Cabre and its operating subsidiaries, financial data is consolidated with Cabre. Thirco does not intend to engage in any outside business transactions.

Seasonality

Cabre's   businesses  are  not   dependent   on seasonal factors.

Backlog

The backlog of orders on July 31, 1995 at Antenna Products amounted to approximately $6.1 million. Backlog of orders at July 31, 1994 was approximately $11.9 million. About 90% of the current
backlog will be delivered in the  1995 fiscal  year.   As  a  service
provider  Metal Finishing has no recorded backlog.

Raw Material Source And Supply

Cabre's operating subsidiaries' principal raw materials are steel, aluminum, other metal alloys, plastic and composite tubing, hardware, electrical wire, wire rope, plating chemicals, and electronic or electro mechanical components. The materials are commonly available from numerous sources, including local distributors in quantities sufficient to meet the needs of the subsidiaries. The availability and supply of raw materials is not considered to be a problem for Antenna Products or Metal Finishing.

Employees

As of July 31, 1995, Cabre employed 114 full time employees. Antenna Products had 102 employees and Metal Finishing had 12 employees. 25 were employed in administrative functions, 17 in engineering and support roles, and 72 in operational categories. None of the company's employees are subject to collective bargaining agreements. As a matter of policy, the company seeks to maintain good relations with employees and believes that such relations are beneficial.

Foreign Sales

Antenna   Products'  sales   in   international markets are primarily to
foreign governments or prime contractors to foreign governments, and as such represents a small percentage of the overall Company annual volume. The level of profits from and the commitment of assets to this portion of the business is no greater or no less than that of other market segments. International sales for 1995, 1994, and 1993 were 5.5%, 4.5%, and 6.2%, respectively, of total sales.

Item 2.  PROPERTIES

Antenna Products Corporation, owns a ten acre industrial site located along US Highway 180 in Mineral Wells, Texas. The facility consists of a main building containing 60,000 square  feet of manufacturing area and
10,000 square feet of administrative  and  engineering   offices;
a second building containing 20,000 square feet of manufacturing and shipping area; and a newly completed 15,000 square foot building utilized for receiving and material control. Three additional auxiliary buildings which total in excess of 13,350 square feet are utilized for chemical etching, painting and storage. The facilities are in good condition and with the current complement of machinery and equipment are suitable and more than adequate to meet production requirements. Dependent on the mix of product types in process in any given time period, the Company could potentially more than double output with current and planned plant, property and equipment. Antenna Products carries a bank note on the manufacturing facility that is amortized over twenty years and expires in the year 2011.

Metal Finishing owns a 13,000 square foot facility in Grand Prairie, Texas with state of the art plating equipment and a fully
closed loop waste   water treatment  system. The facilities  are in good
condition with ability to increase capacity by 50 to 100% by adding additional employees. Metal Finishing has a note on the plating facility that is amortized over 10 years. The note held by the prior owner expires in the year 2004.

Thirco  owns a fifty acre test site in  Mineral Wells,   Texas.
The  site includes   three buildings  with  28,000 square feet  of
space. The  space is currently set up and being leased to Antenna
Products for test activity with some storage   of   inventory.
The two larger buildings, if needed, are suitable with rearrangement and some conversion expense, for additional manufacturing utilization.

Item 3.  LEGAL PROCEEDINGS

Not Applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal year 1995.

Item 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officers of Cabre Corp are selected and/or reaffirmed by the Board of Directors at the first meeting after the annual shareholders meeting to serve at the discretion of the Board of Directors.

Name                     Age       Position
Gary W. Havener          54        President and Chief Executive Officer
Gary L. Skaggs           51        Vice President, Secretary,Treasurer,
                                   and Chief Financial Officer

Gary  W.  Havener was elected by the  Board  of Directors  as
President and Chief  Executive Officer of Cabre Corp on January 24,
1992.  Mr. Havener  has served as the  Sole  Director  of Antenna
Products Corporation since 1986 and as the  Sole  Director of Thirco,
Inc. since its inception in November 1994.  Mr. Havener served as  the
President of   Antenna Products Corporation  from  1986  until  December  1988.
Since  1984  Mr. Havener has  served  as  the President of Sinan Corp.

Gary L. Skaggs was elected by the Board of Directors as Vice President, Secretary Treasurer, and Chief Financial Officer of Cabre
Corp  on  January  24, 1992.   Mr.  Skaggs  has served   as
President of Antenna Products Corporation  since December 1988.   Mr.
Skaggs joined Antenna  Products  in  May     1987   as Executive  Vice
President and Chief Financial Officer.   Mr. Skaggs also serves as
President of Thirco, Inc., and Metal Finishing Corp.

                                PART II
Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The information in this item should be read in conjunction with the Management Discussion and Analysis of Financial Condition and
Results of Operations  in  Item  6, and  the  Consolidated
Financial Statements and the  Related  Notes thereto in Item 7.

Market Information For The Common Stock

Cabre Corp's common stock is traded in the OverThe-Counter market and is quoted in the NASDAQ System under the symbol "CABR". Prior to May 18, 1992 the stock had been traded as K Med Centers, Inc. under the symbol "KMED".

Effective  June 16, 1994 Cabre Corp  stock  was reverse   split  one
share for  each twenty outstanding.   Trading  was  based  on  943,533
total common  stock, par $2.00,  outstanding until July 19, 1995 when
36,943 shares of Cabre stock were  retired.   Since  July  19,   1995
trading is based on 906,591 outstanding shares.

The  table  below  presents the  high  and  low prices  for  the  last two fiscal years and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.
                              BID
Quarter Ended            High      Low
*August 1993             1/2       3/16
*November 1993           7/8       1/4
*February 1994           11/16     1/4
*May 1994                3/8       3/16
August  1994             4 7/8     3 1/2
November 1994            4 1/4     3 1/2
February 1995            3 1/4     3 1/4
May 1995                 2 1/2     2 1/4
*  Prior to 1 for 20 reverse split

Holders

At July 31, 1995 there were approximately 540 holders of record of common stock.

Dividends

Cabre  Corp  has  never  paid  a  regular  cash dividend  on common stock and has no  plans  to institute  payment of regular  dividends.
The Company,   in   October   1991, before the acquisition  of  Antenna
Products Corporation, paid a partial liquidating dividend of $0.92 per share that totaled $1,505,075.

Cabre   Corp's  subsidiary,  Antenna   Products Corporation,  paid a
special dividend in 1990 and 1991 of $300,000 and $276,372 respectively, in conjunction with the redemption of Class "A" stock of Antenna Products Corporation.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selected Financial Data

The following table presents selected financial data of Cabre Corp.
The historical data (years 1991  -  1994) represents the audited data for the subsidiary Antenna Products Corporation and as  such the number of common shares have  been adjusted  as if the merger with
Cabre Corp  had been effective  as  of the year  ending  1990. This
historical  data should be read   in conjunction    with Consolidated
Financial Statements and the Related Notes  thereto  in Item  7. Net  income for
1991 includes the special   cash  dividends  paid  out  for   the
retirement  of stock, shown herein as  footnote (1).

                        FISCAL  YEAR   ENDING MAY  31
                  1995         1994         1993        1992         1991
Net Sales         $13,099,671  $12,312,099  $9,396,731  $8,238,664   $10,344,899
Income from
 continuing
  operations      $141,679     $463,436     $303,469    $274,750     $327,120
Income per share
 from continuing
  operations (2)  $.15         $0.52        $0.35       $0.33        $0.39
Total  Assets     $10,102,63   $8,623,717   $6,115,833  $5,004,044   $5,340,534
Long Term Debt    $2,814,89    $2,079,166   $2,015,549  $1,932,257   $1,989,869
Dividends Per
Common Share (1),
(2)               $0.00        $0.00        $0.00       $0.0         $0.39

<F1>
(1) In 1991 Antenna Products Corporation made a special distribution of cash as part of the redemption of its former Class A Common Stock. The repurchase of the Class A Common was completed in 1991 with the conversion of remaining shares to Class B Common Stock. This repurchase reduced Antenna Products Corporation's Common Stock to a single Common Stock and the Class designation was removed.
<F2>
(2) Adjusted to give retroactive effect to the 1 for 20 reverse stock split dated June 16, 1994.

Results of Operation

Cabre Corp's on-going operation is that of  its subsidiaries,  Antenna
Products   Corporation, Metal  Finishing  Corp,  and  Thirco,  Inc.
as previously discussed in item 1. The management discussion presented in this item relates to the operations of subsidiary units and the associated Consolidated Financials as presented in item 7.

Year ended May 31, 1995 ("1995") Compared with Year Ended May 31, 1994 ("1994")

Antenna Products Corporation

Net  sales increased by $0.5 million or  4%  to $12.9  million.   The
delivery  of  two  major contracts,  an  antenna  system  for  APTI
and tilting  mechanisms for the US Navy,  accounted for   the
increase  in volume.   Orders and deliveries of various broadcast
system components to Marconi also contributed  to  the higher  level of activities in the subsidiary. Orders were  down from prior  year with  $8.8 million of bookings in the current fiscal year. The  ending backlog of firm orders at year  end was  $5.1 million.  Orders  and backlog  are expected  to increase in 1996 due to the large number of bids now outstanding. Gross  margin rates increased to 26.1% in  1995 from  23.4% in 1994 as a result of having fewer development  contracts in house in the  current year. Selling  and  administrative  expenses increased  to $2,588 thousand less intercompany in  1995  from  $1,930 thousand in  1994  as aresult of higher levels of R&D  and  proposal
efforts   combined  with increased marketing activity.  R&D activity reached
5.0% of sales or $640 thousand, principally in the advancement of telescoping
mast designs and the development  of  a series of fixed system hf antennas.   A
A new telephone system  and  the upgrade  of computer systems in manufacturing added to the increase in expense.  Net interest expense increased to $484 thousand  from $257 thousand,  due  to higher
interest rates  and higher loan balances. Higher levels of   work in
process inventories and slower payments from the US  Government contributed to higher  loan balances. This trend is expected to continue throughout 1996.  Net profit before taxes  for the subsidiary was $211 thousand  or 1.6%  of sales in 1995 compared to $650 thousand
or     5.2% of  sales in  1994.  The lower performance  in 1995 is attributed to the higher expenses  and interest as noted.

Metal Finishing Corp

Metal  Finishing was incorporated  on  November 14,  1994 and having purchased the assets of  a former  vendor  of Antenna Products, commenced operation  on December 1, 1994.  All  financial data represents six months of operation without comparative  period data.
Net  sales  for  the operation was $267 thousand.  Due  to  certain one time  expenses related to improving  the quality  of  the plating
process the subsidiary experienced an   operating loss   of   ($53
thousand).    The subsidiary   operation is expected to be profitable in 1996.

Cabre Corp consolidated sales and income from continuing operations were $13.1 million and $142 thousand respectively in 1995 compared
to $12.3 million and $463 thousand respectively in 1994.    Net  loss
for 1995 was $337  thousand compared  to a net profit of $339 thousand for
1994.   The loss from the discontinued  Audile operation and the loss from the subsequent sale of  Audile totaled $479 thousand. Audile,
Inc. after more than one year of operation failed to enter the audio market with its advanced audio correction speaker system. Significant development and marketing expenses were being incurred and, in
February 1995, Cabre sold  the operation  to  the employees and former
owners for a return of Cabre stock and a  series  of notes.   In April
1995 Audile defaulted on its note payment and Cabre subsequently seized the assets of Audile and sold at auction miscellaneous audio and computer equipment. All investments in Audile have been written down in the 1995 period.

Year  Ended May 31, 1994 ("1994") Compared With Year Ended May 31, 1993 ("1993")

Net  sales  increased $2.9 million  or  31%  to $12.3   million
primarily as  a result   of deliveries  of  antenna and antenna  structural
equipment to the US Navy, Litton Data Systems, and Wilcox. Orders for the year were $10.3 million compared to $9.4 million in 1993. Gross margin rates decreased from 25.0% in 1993 to 23.4% in 1994. In 1994, the company delivered a number of large programs at low margins, as well as a
government  development contract which  was  performed  at   a   loss.
Selling  and administrative expenses increased from $1,716 thousand in
1993 to $1,930 thousand in 1994. Expenses increased due to an increase
in personnel and marketing activity. Research and   development  expense
increased to $285 thousand compared to $111 thousand in 1993. Net interest expense was $235 thousand compared to $231 thousand in 1993.
Net income for 1994 was $349 thousand compared to $290 thousand in 1993. The increase is attributed to the increased revenues.

Liquidity and Capital Resources

Funds generated from company operations are the major internal sources of liquidity and are supplemented by funds derived from capital markets, principally bank facilities. The company has available for the funding of its operations a $4.0 million revolving demand line of credit which expires in September 1995. As of July 31, 1995, $400 thousand was available and unused under its revolving line of credit.

Net cash flows from operations was negative $977 thousand in 1995 compared to a positive $46 thousand in 1994. The major component of the negative cash flow was an increase in inventory of $887 thousand. WorkIn-Process at year end was higher than previous years as a result of production efforts for delivery of tilt mechanisms to the US Navy early in 1996. Accounts payable were also higher than normal as a result of purchases of materials to support the production requirements of tilt mechanisms and broadcast systems for another large customer. Cash and cash equivalents were $154 thousand, $500 thousand lower than the prior year as a result of the investment losses in the now discontinued Audile operation.

Capital expenditures for 1995 were $1.0 million for manufacturing equipment, upgraded facilities, and computer hardware and software. The largest components were for Antenna Products with four pieces of CNC machinery at $353 thousand, a new 15,000 square foot building used for incoming receiving and storage at $274 thousand, and two design stations for engineering at $132 thousand. With modern tools in place and with the upgrades provided to both the Antenna Products and Metal Finishing facilities, the company intends to limit its 1996 capital program to less
than  $200 thousand.   Bank  lines are already established to support
equipment purchases that may be required. The current facilities and equipment that are at hand in both operations are currently deemed sufficient to meet the expectations of required 1996 deliveries.

The  company's revolving credit facilities  are regulated under a
borrowing base formula  using inventories   and accounts   receivable
as collateral.   The interest rate is  established as one percentage point
over Wall Street prime and subject to a loan agreement   with
restrictive covenants. The most restrictive financial covenant requires Antenna Products to maintain $1.6 million in tangible net worth and
$1.2 million of working capital. At year end Antenna Products' had equity of $1.8 million and working capital of $1.3 million. The agreement
is renewable in September 1995.   The company anticipates renewal of this
credit line and has projected that these credit limits are sufficient to cover the financing needs of the company in the coming year.

The  company has a long term bank note for $1.2 million  collateralized by
the Antenna Products plant, property, and equipment.   The  current
balance is $1.0 million with payments amortized over 20 years ending in 2011. The interest is variable at one half point over prime interest
rate   with the note supported  by  an  FmHA guarantee under the federal guidelines  of  a rural business industry loan. Antenna Products also  has  an $800 thousand note to a principal stockholder on which it pays
interest  at the prime   interest  rate. The commencement of principal
payments are prohibited under the terms of the bank note until the bank debt is first paid.

The company has a long term bank note for $450 thousand collateralized by Metal Finishing equipment and machinery. Interest is variable at one point over prime with payments amortized over ten years ending in 2004. The balance at year end was $437 thousand. The company also has a note to the prior owner of the Metal Finishing operation for $340 thousand collateralized by the Metal Finishing facility. Interest is variable at one point over prime with payments amortized over ten years ending in 2004. The balance on the note at year end was $323 thousand.

The  company  does not expect  any  changes  in payments  or  other
provisions  of  the   loan agreements now in place.

Item    7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              CABRE CORP AND SUBSIDIARIES CONSOLIDATED
                         BALANCE SHEETS
                     May 31, 1995 and 1994

                                ASSETS
                                             1995             1994
Current assets:
   Cash and cash equivalents              $   154,027     $   654,320
   Accounts receivable:
      Trade, net of allowances
        for doubtful accounts of $7,022
          each year                         1,106,111       1,134,058
      United States Government                659,469         841,548
   Inventories                              3,496,678       2,464,912
   Prepaid expenses and other assets           17,972          84,852
   Income taxes receivable                    324,163               -
   Deferred income taxes                      124,363         201,715
                                          -----------      ----------
Total current assets                        5,882,783       5,381,405
                                          -----------      ----------
Property and equipment, net                4,219,848        2,928,166
                                          -----------      ----------
Goodwill, net of accumulated amortization
of $41,117 in 1994                                  -         311,318
                                          -----------      ----------
Security Deposits                                   -           2,828
                                          -----------      ----------
      Total assets                       $ 10,102,631     $ 8,623,717
                                         ============     ===========

                     LIABILITIES AND SHAREHOLDERS'EQUITY
Current liabilities:
   Notes payable                         $  3,400,000    $  2,210,000
   Current portion of long-term debt          447,916         203,260
   Accounts payable                           474,812         580,706
   Accrued expenses                           338,920         414,445
   Income taxes payable                             -         167,189
                                         ------------     -----------
      Total current liabilities             4,661,648       3,575,600
                                         ------------     -----------
   Long-term debt, less current portion     2,014,895       1,279,166
   Note payable to shareholder                800,000         800,000
   Deferred income taxes                      383,084         305,820
                                         ------------     -----------
      Total long-term liabilities           3,197,979       2,384,986
                                         ------------     -----------
      Total liabilities                     7,859,627       5,960,586
                                         ------------     -----------

Commitments and contingencies(Note 12)              -               -
Shareholders' equity
    Preferred Stock, $2.00 par,2,000,000
     shares authorized,no shares issued
      and outstanding (Note 8)                      -               -
    Common stock, $2.00 par, 6,000,000
     shares authorized, 906,591 and
      943,534 shares issued and
       outstanding                          1,813,361       1,887,247
    Additional paid in capital                126,381         135,617
    Retained earnings                         303,262         640,267
                                         ------------    ------------
      Total shareholders' equity            2,243,004       2,663,131
                                         ------------    ------------
      Total liabilities and
       shareholders' equity              $ 10,102,631    $  8,623,717
                                         ============    ============
See accompanying notes to consolidated financial statements.

                         CABRE CORP AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the Years ended May 31, 1995 and 1994

                                            1995             1994
Sales and contract revenues             $ 13,099,671    $12,312,099
Cost of sales and contracts                9,715,939      9,429,673
                                        ------------    -----------
       Gross Profit                        3,383,732      2,882,426

Sales and administrative expenses          2,704,594      1,930,334
                                        ------------    -----------
       Operating Profit                      679,138        952,092
                                        ------------    -----------
Other income (expense):
   Interest expense                         (592,648)      (234,810)
   Interest income                            77,844          9,180
   Gain (loss) on disposal of assets           1,355        (58,413)
   Other                                      55,610         23,462
                                        ------------    -----------

Total other income (expense)                (457,839)      (260,581)
                                        ------------    ------------
   Income from continuing operations         221,299        691,511
    before income taxes
Provision for income taxes                    79,620        228,075
                                        ------------    ------------
   Income from continuing operations         141,679        463,436
Discontinued operations (Note 3):
   Loss from discontinued operations,
    net of income tax benefit of
     $104,227 and $58,789                   (202,324)      (114,097)
   Loss from sale of discontinued
    operations, plus income taxes
     of $25,071                             (276,360)             -
                                        ------------    -----------
      Net income (loss)                     (337,005)       349,339

Preferred stock dividends                          -        (10,500)
                                        ------------    -----------
      Net income (loss) available
       for common stock                 $   (337,005)   $   338,839
                                        ============   ============
      Earnings (loss) per common share:

         Continuing operations          $        .15    $       .52
         Discontinued operations               (0.51)         (0.14)
                                        ------------    ------------
         Net income (loss)              $      (0.36)   $       0.38
                                        ============    ============

See accompaning notes to consolidated financial statements.

                            CABRE CORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   For the Years ended May 31, 1995 and 1994

                                  Preferred Stock        Common Stock
                                                                               Additional
                                 Number of               Number of             Paid In  Retained
                                 Shares       Amount     Shares    Amount      Capital  Earnings   Total
Balance May 31, 1993              2,000,000   $200,000   834,885   $1,669,949  $   -    $ 301,428  $2,171,377
Redemption of preferred stock    (2,000,000)  (200,000)     -             -        -       -         (200,000)
Issuance of shares in acquisition
 of Audile, Inc. (note 3             -           -       108,649      217,298   135,617    -          352,915
Net income                           -           -          -             -        -      349,339     349,339
Preferred stock dividends            -           -          -             -        -      (10,500)    (10,500)
                                 -----------   --------  -------   ----------  -------- ----------  -----------
Balance May 31, 1994                 -           -       943,534    1,887,247   135,617   640,267   2,663,131
Acquisition of common stock in
 connection with sale of Audile      -           -       (36,943)     (73,886)   (9,236)   -          (83,122)
Net loss                             -           -          -             -        -     (337,005)   (337,005)
                                 ----------   --------  --------   ----------  -------- ----------  -----------
Balance May 31, 1995                 -        $  -       906,591   $1,813,361  $126,381 $ 303,262  $2,243,004
                                 ==========   ========  ========   ==========  ======== ========== ===========
See accompanying notes to consolidated financial statements.

                          CABRE CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the Years ended May 31, 1995 and 1994


                                                1995              1994
Cash flows from operating activities:
Net income (loss)                            $   (337,005)     $   349,339
   Adjustments to reconcile net income
   to net cash provided (used) by
   operating activities:
    Depreciation and amortization                 367,278          375,777
    Deferred federal income tax benefit           154,616         (118,719)
    Loss (gain) on sale of assets                  (1,355)          58,413
    Loss on sale of subsidiary
     before income taxes                          251,288                -
    Changes in assets and liabilities:
     Accounts receivable                          291,026         (868,516)
     Inventory                                   (873,434)          48,015
     Payments received                           (144,332)         (77,523)
     Security deposits                                  -           (2,828)
     Prepaid expenses                             (21,104)         (72,598)
     Accounts payable and accrued expenses       (172,932          265,559
     Income taxes payable/receivable             (491,352           89,005
                                               ----------       ----------
   Net cash provided (used) by
    operating activities                         (977,306)          45,924
                                               ----------       ----------
Cash flows from investing activities:
   Acquisition of Edd's Metal Finishing          (655,000)               -
   Purchase of property and equipment          (1,059,327)        (649,560)
   Proceeds from sale of assets                    20,955            1,350
                                               ----------       ----------
   Net cash used by investing activities       (1,693,372)        (648,210)
                                               ----------       ----------

Cash flows from financing activities:
   Net borrowings under bank lines of credit    1,190,000        1,185,000
   Issuance of long-term debt                   1,297,895          333,384
   Principal payments on long term debt          (317,510)        (151,141)
   Dividends on preferred stock                         -          (10,500)
   Redemption of preferred stock                        -         (200,000)
                                               ----------       ----------
   Net cash provided by financing activities    2,170,385        1,156,743
                                               ----------       ----------
   Net increase (decrease) in cash
    and cash equivalents                         (500,293)         554,457
   Cash and cash equivalents at
    beginning of period                           654,320           99,863
   Cash and cash equivalents at end of period  $  154,027       $  654,320
                                               ==========       ==========
Supplemental disclosure of cash flow
 information:
   Cash paid during the period for:
    Interest (none capitalized)                $  540,633       $  240,515
         Income taxes                             170,000          199,000
See accompanying notes to consolidated financial statements.

                      CABRE CORP AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               For the Years Ended May 31, 1995 and 1994


1.Business

  The Company operates as a "Holding" company with Antenna Products Corporation, Audile, Inc. (see Note 3), Thirco, Inc. and Metal Finishing Corp. as its wholly owned subsidiaries. Antenna Products and Metal Finishing Corp. are operating subsidiaries with Thirco serving as an equipment leasing company to Cabre's operating units.

  Antenna Products Corporation designs, manufactures and markets antenna systems, towers, and communications accessories worldwide for the U.S. Government, both military and civil agencies, and prime contractors representing Antenna Products principal customers.

  Metal Finishing Corp performs a wide range of metal finishes and surface enhancements to industries ranging from medical, electronics, oil & gas, fastener, packaging, and automotive as well as aerospace and defense contract work.

  Following is a schedule of the Company's sales to major customers, as a percentage of total sales:

                             Year ended May 31
                             1995        1994
    Federal Government       26%         33%
    APTI                     26%         11%
    Marconi Communications   11%         *
    Litton Data Systems      10%         28%

  *  less than 10%

2.Summary of Significant Accounting Policies

  Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

  Sales and Contract Revenues and Related Costs

  Sales and major production contract revenues, and related costs, are recorded as completed units are shipped (unit price method). Estimated losses on production contracts are reported in full at such time as the contract estimate indicates a loss.

  Inventories

  Inventories are stated at the lower of first-in, first-out cost or market, net of any applicable progress payments.

  Property and Equipment

  Property and equipment are recorded at cost and depreciated by the straight-line method over the expected useful lives of the assets. Expenditures for normal maintenance and repairs are charged to income, and significant improvements are capitalized. The cost of assets sold or abandoned and the related accumulated depreciation are eliminated from the accounts and the net amount, less proceeds from disposal, is charged or credited to income.

  Use of Estimates and Assumptions

  Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

  Income Taxes

  The Company has adopted, effective June 1, 1993, the method of accounting for income taxes pursuant to Statement of Financial
  Accounting  Standards No. 109, "Accounting for Income  Taxes"  (SFAS
  109) which requires a change from the deferred method to the asset and liability method of computing deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The change had no effect on the Company's financial statements as of or for the year ended May 31, 1994.

  Research and Development Costs

  Research  and  development  costs are  charged  to  operations  when incurred and are included in operating expenses. The amounts charged for the years ended May 31, 1995 and 1994 were $640,453 and $284,630, respectively.

  Cash and Cash Equivalents

  For purposes of reporting cash flows, cash and cash equivalents include cash and certificates of deposit with maturities of less than three months.

  Goodwill

  Goodwill represents the excess of purchase price over fair value of tangible assets acquired in the Audile acquisition (Note 3).
  Goodwill is being amortized on the straight line basis over five years.

  Shares, Per Share Data, Earnings (Loss) Per Share and Reverse  Stock
  Split

  Earnings (loss) per share are computed by dividing net income (loss) available for common stock by the weighted average number of common shares outstanding during the year. Weighted average shares outstanding were 934,298 and 898,263 for the years ended May 31, 1995 and 1994, respectively. All share and per share information herein has been retroactively adjusted for a 1 for 20 reverse stock split approved by shareholders on June 14, 1994.

3.   Acquisitions and Sale of Subsidiary

  The Company, in an exchange of stock, acquired Audile, Inc. on November 1, 1993. Cabre issued 108,649 shares of its common stock for  all  of  the outstanding shares of Audile, Inc.  Audile,  as  a
  wholly   owned  subsidiary  of  Cabre,  operates  in  the   consumer
  electronics, entertainment, and interactive multi-media markets. The acquisition has been accounted for as a purchase. Accordingly, the operations of Audile have been incorporated in the accompanying
  financial  statements  from  the date of  acquisition.   The  shares
  issued were valued  at  $352,915  and  the purchase  price  has  been
  allocated principally  to  goodwill.   Pro  forma  information   as
  if   the acquisition  had taken place at the beginning of each  year is not presented since Audile has had no revenues and its operations are not material to the Company's consolidated results of operations. Audile has had no sales to date.

  The Company sold Audile to one of its former shareholders in February 1995 for a note of $592,000 and 36,943 shares of Company common stock valued at $83,122. In May 1995, the Company foreclosed on the note and repossessed the collateral, subsequently selling the repossessed assets for approximately $19,000. The Company has reflected the operations of Audile in the accompanying financial statements as a discontinued operation. The loss from sale of discontinued operations was recognized in the Company's fourth fiscal quarter.

  On November 30, 1994, the Company's subsidiary, Metal Finishing Corp, purchased the assets of Edd's Metal Finishes Corp. for cash of $315,000 and a note payable to the seller of $340,000. The acquisition has been accounted for as a purchase and accordingly, the operations of the acquired business have been included in the accompanying consolidated financial statements since the date of acquisition. Pro forma information as if the acquisition had taken place at the beginning of each year is not presented since the operations are not material to the Company's consolidated results of operations.

4.Inventories

  The major components of inventories are as follows:
                                      1995              1994

  Raw materials              $    1,596,022      $        805,826
  Work in process                 1,257,521             1,332,162
  Finished goods                    668,665               496,786
                                  3,522,208             2,634,774
  Less:
  Progress Payments                 (25,530)             (169,862)
                             $    3,496,678      $      2,464,912

  Certain general and administrative expenses such as depreciation, insurance, property taxes and utilities are capitalized in inventory based upon percentages developed by the Company. Total general and administrative expenses capitalized in inventory during the years ended May 31, 1995 and 1994 were $885,709 and $667,446, respectively.

5.Property and Equipment

  The following is a summary of the Company's property and equipment:
                                 Estimated
                                 Useful Life        1995          1994
  Land                             __           $   475,136   $    375,136
  Buildings and improvements     15 - 30 years    2,023,217      1,564,248
  Machinery and equipment        10 years         3,306,478      2,442,855
  Automobiles and trucks         3 years            100,096        100,096
  Office furniture and fixtures  10 years           652,453        490,844
                                                -----------   ------------
                                                  6,557,380      4,973,179

  Less accumulated depreciation                  (2,337,532)    (2,045,013)

  Net property and equipment                    $ 4,219,848    $ 2,928,166

6.Notes Payable

  At May 31, 1995 and 1994 notes payable consist of a revolving note payable to a bank, maximum amount $4,000,000, interest payable monthly at the prime rate plus 1% until September 30, 1995, when any unpaid principal and interest shall be due.

  Prime rate was 9.5% and 7.25% at May 31, 1995 and 1994 respectively.

  Borrowings under the revolving note payable are collateralized by accounts receivable and inventories and cannot exceed an amount determined by a formula based upon the amount of certain qualified receivables and inventories as defined in the loan agreement. At May 31, 1995 available borrowings under this credit facility were limited to the borrowing base amount of $3,750,000. Borrowings are guaranteed by an officer of the Company and a principal shareholder and the Company must maintain a minimum net worth of $1,600,000 and working capital of $1,200,000.

7.Long-Term Debt

  At May 31, 1995 and 1994, long-term debt consists of the following:
                                                                          1995            1994
  Subordinated note payable to a principal shareholder.
  In the initial years only interest (at the prime rate) is
  payable with monthly principal payments scheduled to begin
  in June 1997 and maturing in May 2001.                                  $  800,000      $  800,000

  Notes payable to a finance company, payable in monthly
  installments of $19,955 including interest at rates ranging from
  8.5% to 10.1% until September 1997, collateralized by equipment
  with a net book value of $157,603.                                         327,829         307,898

  Note payable to a bank, guaranteed 80% by a U.S. Government
  Agency, payable $8,900 per month, including interest at the prime rate plus 1/2%; collateralized by certain real estate and fixtures and guaranteed by a principal shareholder; the Company is required to maintain $1,100,000 in working capital and $1,000,000
  in equity.                                                               1,044,422       1,073,120

  Notes payable to banks, payable in monthly installments of $11,779 including interest at prime plus 1.5% until November 1998,
  collateralized by equipment with a net book value of $596,719.             292,045         101,408

  Note payable to a bank payable in monthly installments of $1,080 plus interest at 10% until May 1998, collateralized by equipment
  with a net book value of $48,610                                            38,888               -

  Note payable to an individual payable in monthly installments of
  $2,833 plus interest at prime plus 1%, collateralized by a first
  lien deed of trust on land and buildings.                                  323,002               -

  Note payable to a bank, payable in monthly installments of $5,820, plus interest at prime plus 1%, collateralized by all machinery and equipment, inventory and accounts receivable of Metal Finishing Corp
                                                                             436,625               -
                                                                          ----------      ----------
                                                                           3,262,811       2,282,426

  Less current portion of long-term debt                                     447,916         203,260

  Noncurrent portion of long-term debt                                   $ 2,814,895      $2,079,166

Maturities of long-term debt for each of the five years subsequent to May 31, 1995 are as follows:

                   1996        $  447,916
                   1997           488,699
                   1998           342,389
                   1999           271,702
                   2000           278,383
                   Thereafter   1,433,722

8.Shareholders' Equity

  The Company's preferred stock accrued dividends at $.007 per share, payable quarterly and dividends were cumulative. The shares were redeemed by the Company in 1994 at par value.

9.Income Taxes

  Components of the net income tax expense for the years ended May 31, 1995 and 1994 are as follows:

                                                 Years Ended May 31
                                                    1995         1994

  Income taxes at statutory
   rate on income (loss) before income taxes    $ (114,424)   $   176,330
  Non-deductible loss on sale of subsidiary        110,508              -
  Other                                              4,380         (7,044)
                                                ----------    -----------
   Total provision, including discontinued
    operations                                  $      464    $   169,286
                                                ==========    ===========
  Deferred portion of provision
   (benefit)                                    $  154,616    $  (118,719)
  Current portion of provision  (benefit)         (154,152)       288,005
                                                ----------    -----------
     Total                                      $      464    $   169,286
                                                ==========    ===========

  The components of the deferred income tax provision (benefit) were as follows:

                                          Years Ended May 31
                                          1995           1994

  Accrued warranty claims              $  27,200         $  (34,000)
  Accrued group insurance                      -              8,180
  Provision for allowance for
   valuation of inventory                 30,600            (98,600)
  Depreciation                            88,400             12,140
  Other                                    8,416             (6,439)
                                       ---------         ----------
     Total                             $ 154,616         $ (118,719)
                                       =========         ==========

  Components of the net deferred tax liability at May 31,1995 and 1994 are as follows:

                                          Years Ended May 31
                                           1995           1994

  Deferred tax liability for
   taxable temporary differences       $ 383,084        $  305,820
  Deferred tax assets for deductible
   temporary differences                (124,363)         (201,715)
                                       ---------        ----------
                                      $  258,721        $  104,105
                                      ==========        ==========

  Taxable temporary differences arise from differences between depreciation of property, plant and equipment for tax and financial purposes. Deductible temporary differences result from differences in timing of deduction of certain expenses, principally warranties, vacation accruals and group insurance and from an inventory valuation allowance for financial statement purposes.


10. Profit Sharing Plan

  The Company has an employee profit sharing plan under Section 401(k) of the Internal Revenue Code. All employees with a minimum of one year of employment are eligible to participate. Employees may contribute to the plan up to 20% of their salary with a maximum of $9,240 in 1995 and $8,994 in 1994. The Company will match employee contributions for an amount up to 3% of each employee's salary if certain earnings requirements are met. Contributions are invested at the direction of the employee in one or more funds. Company contributions vest after three years of service. Company contributions amounted to $62,065 and $49,077 for the years ended May 31, 1995 and 1994, respectively.

11.Segment Information

  The Company has historically operated in one business segment, the manufacture of antenna systems, antenna towers, and communications accessories. Effective November 30, 1994 (see Note 3), the Company also began to operate in the metal finishes market. The metal finishes segment amounted to less than 10% of the Company's consolidated operations during the period.

12. Concentration of Credit Risk

  The Company invests its cash and certificates of deposit primarily in deposits with major banks. Certain deposits are in excess of federally insured limits. The Company has not incurred losses related to its cash.

  The Company sells its products to the U.S. Government, both military and civil agencies and prime contractors. Although the Company might be directly affected by the well-being of the defense industry, management does not believe significant credit risk exists at May 31, 1995.

  Ongoing credit evaluations of customers' financial condition are performed and, generally, no collateral is required. The Company maintains reserves for potential credit losses and such losses have not exceeded management's expectations.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                               PART III

Item  9.   DIRECTORS AND EXECUTIVE OFFICERS  OF THE REGISTRANT

This  information is included in Part I as Item 4A.,   entitled
"Executive Officers  of   the Registrant",  and  will  be  included  in   the
definitive Proxy Statement dated August 12,1995 as filed with the Securities and Exchange Commission, and is incorporated herein by reference.

Item 10.  EXECUTIVE COMPENSATION
This  information  will  be  included  in   the Company's  definitive
Proxy Statement   dated August  12,1995  filed with the Securities  and
Exchange Commission and is incorporated  herein by reference.

Item   11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
This  information  will  be  included  in   the Company's  definitive
Proxy Statement dated August 12,1995 filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item  12.   CERTAIN RELATIONSHIPS  AND  RELATED TRANSACTIONS
This  information  will  be  included  in   the Company's  definitive
Proxy Statement dated August 12,1995 filed with the Securities and Exchange Commission and is incorporated herein by reference.

                                 PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (a) The following documents are filed as part of this report:

       1.   Independent Auditors' Report

       2.   Financial Statement Schedules.  Not applicable.
            All other schedules have been omitted because the required information is shown in the consolidated financials or notes thereto, or they are not applicable.
       3.    Exhibits
            None
(b) Reports On Form 8-K. On February 10, 1995 the registrant filed a Form 8-K for the purpose of disclosing the company's sale of its wholly owned subsidiary, Audile Inc., a Delaware Corporation to Robert L. Kay, the original founder of the company for a combination of securities and cash.

                               SIGNATURES
  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DATED:  August 25, 1995.


                                        Cabre Corp
                              BY:/s/Gary L. Skaggs
                                 Vice President and Chief Financial Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                Title                          Date
/s/ Gary W. Havener     Director, President,            August 25, 1995
                        & Chief Executive Officer



/s/ Gary L. Skaggs      Director, Vice President,       August 25,1995
                        Chief Financial Officer,
                        Secretary, and Treasurer


/s/ Sam B. Ligon        Director                        August 25,1995

/s/ Paul St. Amant      Director                        August 25,1995