Form 10QSB
period 1995-08-31
CABRE CORP
filed 1995-10-10
CIK 724267

U.S. Securities and Exchange Commission
                           Washington, D.C.  20549

                               Form 10-QSB

(Mark One)
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
		           For the quarterly period ended August 31, 1995

[   ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
		    For the transition period from 			 to
		      Commission file number 0-12866

                               CABRE CORP
-----------------------------------------------------------------------------
(Exact Name of small business issuer as specified in its charter)

		           	Delaware					                         75-1907070

(State or other jurisdiction of
incorporation or organization)	            (IRS Employer Identification No.)

                 1209 Orange St., Wilmington, Delaware  19801
                    (Address of principal executive offices)

                           ( 302 )  -  658-7581
                        (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  (X)	 No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 906,591 as of September 30, 1995.


                           CABRE CORP AND SUBSIDIARIES
                             INDEX TO FORM 10-QSB


                                                        										       PAGE
PART 1   		FINANCIAL INFORMATION					                                   NUMBER

Item 1.	   Financial Statements for Cabre Corp
           and Subsidiaries (unaudited)

         		Consolidated Balance Sheets -                            						2
	         	August 31, 1995 and May 31, 1995

         		Consolidated Statements of Income -			                       		3
		         Three Months Ended August 31, 1995 and August 31, 1994

		         Consolidated Statements of Cash Flows -                   					4
		         Three Months Ended August 31, 1995 and August 31, 1994

         		Notes to Consolidated Financial Statements                					5

Item 2.   	Management's Discussion and Analysis of			                   		6
		         Financial Condition and Results of Operation

PART II	   OTHER INFORMATION	                                        					7

SIGNATURE

                         CABRE CORP AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

             For the Periods ended August 31, 1995 and May 31, 1995

                                   ASSETS

                                           August 31, 1995       May 31, 1995
                                             (Unaudited)           (Audited)
Current assets:
   Cash and cash equivalents                $    233,950         $    154,027
   Accounts receivable:
      Trade, net of allowances for doubtful
       accounts of $7,022 each year              763,489            1,106,111
      United States Government                 1,947,179              659,469
   Inventories                                 2,443,776            3,496,678
   Prepaid expenses and other assets              20,498               17,972
   Income taxes receivable                       323,810              324,163
   Deferred income taxes                         124,363              124,363
                                            ------------        -------------
      Total current assets                     5,857,065            5,882,783
                                            ------------        -------------
Property and equipment, net                    4,091,148            4,219,848
                                            ------------        -------------
      Total assets                          $  9,948,213        $  10,102,631
                                            ============        =============
                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes payable                            $  3,275,000        $   3,400,000
   Current portion of long-term debt             481,745              447,916
   Accounts payable                              613,701              474,812
   Accrued expenses                              288,657              338,920

      Total current liabilities                4,659,103            4,661,648
                                            ------------        -------------

   Long-term debt, less current portion        1,862,341            2,014,895
   Note payable to shareholder                   800,000              800,000
   Deferred income taxes                         383,084              383,084
                                            ------------        -------------
      Total long-term liabilities              3,045,425            3,197,979
                                            ------------        -------------
      Total liabilities                        7,704,528            7,859,627
                                            ------------        -------------
Commitments and Contingencies                          -                    -

Shareholders' equity
  Common stock, $2.00 par, 6,000,000
   shares authorized,906,591 and 943,534
    shares issued and outstanding              1,813,361            1,813,361
   Preferred Stock, $2.00 par, 2,000,000
    shares authorized, no shares issued
     and outstanding                                   -                    -
   Additional paid in capital                    126,381              126,381
   Retained earnings                             303,943              303,262
                                            ------------         ------------
    Total shareholders' equity                 2,243,685            2,243,004
                                            ------------         ------------

    Total liabilities and shareholders'
     equity                                 $  9,948,213         $ 10,102,631
                                            ============         ============

                 See accompanying notes to consolidated financial statements

                               CABRE CORP AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME

                     For the Quarters ended August 31, 1995 and 1994

                                        (Unaudited)

	             						                           Three Months Ended
                                        August 31, 1995       August 31, 1994

Sales and contract revenues             $   2,262,224          $   3,286,122
Cost of sales and contracts                 1,788,136              2,362,471
                                        -------------          -------------
   Gross Profit                               474,088                923,651

Sales and administrative expenses             287,549                721,850
                                        -------------          -------------

   Operating Profit                           186,539                201,801
                                        -------------          -------------

Other income (expense):
  Interest expense                           (172,194)               (90,845)
  Interest income                               6,036                 14,190
  Loss on disposal of assets                  (28,014)               (11,438)
  Other                                         8,667                      -
                                        -------------          -------------

Total other income (expense)                 (185,505)               (88,093)
                                        -------------          -------------

  Income before taxes                           1,034                113,708

Provision for income taxes                        353                 38,661
                                        -------------          -------------
  Net income                                      681                 75,047
                                        =============          =============

  Earnings per common share             $           -          $        0.08
                                        =============          =============


                   See accompanying notes to consolidated financial statements.

                                 CABRE CORP AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)
			                                              Three Months Ended
                                         August 31, 1995       August 31,1994

Cash flows from operating activities:
Net income                                 $         681       $       75,047
   Adjustments to reconcile net
   income to net cash provided (used)
   by operating activities:
    Depreciation and amortization                 87,872               82,833
    Loss on disposal of assets                    40,828                    -
    Deferred federal income tax (benefit)              -               38,661
    Changes in assets and liabilities:
      Accounts receivable                       (945,088)             566,597
      Inventory                                1,052,902           (1,441,404)
      Prepaid expenses                            (2,526)             (44,905)
      Accounts payable and accrued expenses       88,626              429,215
      Income taxes payable                           353              (52,237)
                                           -------------       --------------

Net cash provided by operating activities        323,648             (346,193)
                                           -------------       --------------

Cash flows from investing activities:
  Purchase of property and equipment                   -             (272,320)

Cash flows from financing activities:
  Net borrowings under bank lines of credit     (125,000)             615,000
   Issuance of long-term debt                          -              204,659
   Principal payments on long term debt         (118,725)             (50,158)
                                            ------------       --------------

   Net cash provided by financing activities    (243,725)             769,501
                                            ------------       --------------

   Net increase (decrease) in cash
    and cash equivalents                          79,923              150,988
   Cash and cash equivalents at beginning
    of period                                    154,027              654,320
                                            ------------       --------------
   Cash and cash equivalents at end
    of period                               $    233,950       $      805,308
                                            ============       ==============

Supplemental disclosure of cash flow
 information:
  Cash paid during the period for:
    Interest (none capitalized)             $    167,705       $       89,374
    Income taxes                                (170,000)             167,200

            See accompanying notes to consolidated financial statements

                             CABRE CORP AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

1.	Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 31, 1995, the results of operations for the three months ending August 31, 1995 and 1994, and the cash flows for the three months ended August 31, 1995 and 1994. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's audited financial statements for its fiscal year ended May 31, 1995.

2.	Business

The Company operates as a "Holding" company with Antenna Products
Corporation, Metal Finishing Corp, and Thirco, Inc. as its subsidiaries. Antenna Products and Metal Finishing are operating subsidiaries with Thirco serving as an equipment leasing company to Cabre's operating units.

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

3.	Current Assets

Inventories included in the consolidated balance sheet consist of the following:

                         		    August 31, 1995	            May 31, 1995

	Raw materials	                $        635,587	           $     1,596,022
	Work in process	                     2,561,082         	        1,257,521
	Finished goods	                        287,725         	          668,665
		                             ----------------            ---------------
		                             $      3,498,415	           $     3,522,208

	Less:
	Progress Payments/
 Estimated  Losses	            $     (1,040,618)	          $       (25,530)
                               ----------------            ---------------
		                             $      2,457,797	           $     3,496,678
                               ================            ===============

4.	Short Term Liabilities

The notes payable are for borrowings on lines of credit at banks. The credit lines are secured by collateral consisting of Antenna Products Corporation's inventories and accounts receivable and are limited to $3,354,478.

5.	Long Term Liabilities

The note payable is to a bank for the refinancing of Antenna Products Corporation property and equipment amortized over twenty years commencing on September 30, 1991 and ending on September 30, 2011. The note carries a FmHA federal guarantee.

                         CABRE CORP AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                        OPERATION AND FINANCIAL CONDITION

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and operating results for the period included in the accompanying financial statements.

Results of Operation

First Quarter Ended August 31, 1995 Compared to First Quarter Ended August 31, 1994

The Company's net profit for the quarter ended August 31, 1995 was $681 compared to $75,047 in the quarter ended August 31, 1994. The decreased profitability was primarily driven by a lower sales volume than the first quarter 1994. Overall sales are 30% lower from year to year with $2.3 million total deliveries in the 1st quarter of fiscal year 1996 and $3.3 million of deliveries for the same period of fiscal year 1995. $395,000 of the reduction in expenses is attributed to reorganization and cost control program initiated in Antenna Products at the beginning of FY96. The significant portion of the balance of the decrease in expenses is associated with the discontinued operation of Audile, Inc.

Liquidity and Capital Resources

The Company's current assets total $5,895,418 as of August 31, 1995 with $5,154,444 in inventory and accounts receivable. Receivables are $2,710,668 at quarter ending August 31, 1995 compared to $1,765,580 at fiscal 1995 year end. Net inventories have decreased from $3,496,678 at May 31, 1995 to $2,4443,776 due to a progress billing on a major program. Cash accounts have increased $79,923 from May 31, 1995. There were no capital additions during this period. Current liabilities of the company decreased $2,545 from fiscal year end due to the net decrease in notes and expenses.

Management believes that cash flows from operations of the operating subsidiaries and current cash balances, together with available lines of credit, will be sufficient to fund operations and expenses for the near and mid term future. The Company at August 31, 1995 had $150,000 remaining in loan availability against its revolving credit lines. On September 30, 1995, Antenna Products renewed it's annual working credit line of $4.0 million with loan advances subject to a borrowing base formula applied to inventory and receivable balances.

                         CABRE CORP AND SUBSIDIARY
                         PART II - OTHER INFORMATION


No Applicable Items.







                                   SIGNATURE

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           			Cabre Corp



Date:  October 6, 1995	                   /S/Gary L. Skaggs
                                          --------------------------
                                             Vice President and
                                             Chief Financial Officer


















7