Form 10QSB
period 1995-11-30
CABRE CORP
filed 1996-01-18
CIK 724267

U.S. Securities and Exchange Commission
                              Washington, D.C.  20549

                                    Form 10-QSB

(Mark One)
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
		    For the quarterly period ended November 30, 1995

[     ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
		For the transition period from 			 to
		   Commission file number 0-12866

                                  Cabre Corp

      (Exact Name of small business issuer as specified in its charter)

			                        Delaware					75-1907070

         (State or other jurisdiction of incorporation or organization)
                     (IRS Employer Identification No.)

                  1209 Orange St., Wilmington, Delaware  19801
                    (Address of principal executive offices)

                               ( 302 )  -  658-7581
                            (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  (X)	 No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 906,591 as of November 30, 1995.

                          CABRE CORP AND SUBSIDIARIES
                             INDEX TO FORM 10-QSB


                                               				          						       PAGE
PART 1		FINANCIAL INFORMATION	                       				               NUMBER

Item 1.	Financial Statements for Cabre Corp and Subsidiaries (unaudited)

      		Consolidated Balance Sheets -	                                					2
		      November 30, 1995 and May 31, 1995

      		Consolidated Statements of Operations -	                       				3
		      Three Months Ended November 30, 1995 and Three Months Ended
        November, 1994
		      Six Months Ended November 30, 1995 and Six Months Ended
        November, 1994

		      Consolidated Statements of Cash Flows -	                      				4
		      Six Months Ended November 30, 1995 and Six Months Ended
        November, 1994

      		Notes to Consolidated Financial Statements		 			                  5

Item 2.	Management's Discussion and Analysis of	       	               			6
		      Financial Condition and Results of Operation

PART II	   OTHER INFORMATION		       		                                 		7

           SIGNATURE



                         CABRE CORP AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

        For the Periods ended November 30, 1995 and May 31, 1995

                                     November 30, 1995         May 31, 1995
                                       (Unaudited)               (Audited)
Current assets:
   Cash and cash equivalents         $      259,089            $      154,027
   Accounts receivable:
      Trade, net of allowances
      for doubtful accounts of
      $7,022 each year                    1,032,723                 1,106,111
      United States Government              722,379                   659,469
   Inventories                            1,784,950                 3,496,678
   Prepaid expenses and other assets         18,314                    17,972
   Income taxes receivable                  319,289                   324,163
   Deferred income taxes                    124,363                   124,363
                                      -------------            --------------
      Total current assets                4,261,107                 5,882,783
                                      -------------            --------------
Property and equipment, net               3,998,320                 4,219,848
                                      -------------            --------------
      Total assets                    $   8,259,427            $   10,102,631
                                      =============            ==============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes payable                      $   1,985,000            $    3,400,000
   Current portion of long-term debt        487,583                   447,916
   Accounts payable                         558,534                   474,812
   Accrued expenses                         351,344                   338,920
                                      -------------            --------------
    Total current liabilities             3,382,461                 4,661,648
                                      -------------            --------------

Long-term debt, less current portion      1,744,452                 2,014,895
Note payable to shareholder                 800,000                   800,000
Deferred income taxes                       383,084                   383,084
                                      -------------            --------------
      Total long-term liabilities         2,927,536                 3,197,979
                                      -------------            --------------
      Total liabilities                   6,309,997                 7,859,627
                                      -------------            --------------
Commitments and Contingencies                     -                         -

Shareholders' equity
   Common stock, $2.00 par,
     6,000,000 shares authorized,
     906,591 shares issued and
     outstanding                          1,813,361                 1,813,361
   Preferred Stock, $2.00 par,
     2,000,000 shares authorized,
     no shares issued and outstanding             -                         -
   Additional paid in capital               126,381                   126,381
   Retained earnings                          9,688                   303,262
                                      -------------            --------------
      Total shareholders' equity          1,949,430                 2,243,004
                                      -------------            --------------
      Total liabilities and
       shareholders' equity           $   8,259,427            $   10,102,631
                                      =============            ==============



          See accompanying notes to consolidated financial statements.

                          CABRE CORP AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (Unaudited)                   (Unaudited)
                                        Six Months Ended            Three Months Ended
                                     Nov 30, 1995  Nov 30, 1994   Nov 30, 1995  Nov 30, 1994
                                     ------------  ------------   ------------  -----------
Sales and contract revenues          $ 4,991,010   $ 7,280,253    $ 2,728,786    $ 3,994,131
 Cost of sales and contracts           4,514,048     5,423,916      2,725,912      3,061,445
                                     -----------   -----------    -----------    -----------
Gross Profit                             476,962     1,856,337          2,874        932,686
Sales and administrative expenses        600,653     1,091,723        313,104        454,649
                                     -----------   -----------    -----------     ------------
Operating Profit (Loss)                 (123,691)      764,614       (310,230)       478,037
                                     -----------   -----------    -----------    ------------
Other income (expense):
   Interest expense                     (309,032)     (216,216)      (136,838)      (125,371)
   Interest income                        11,952        11,587          5,916              -
   Loss on disposal of assets            (28,014)            -              -              -
   Other                                   1,211        17,406         (7,456)        26,241
                                     -----------   -----------    -----------   ------------
Total other income (expense)            (323,883)     (187,223)      (138,378)       (99,130)
                                     -----------   -----------    -----------   ------------

Income (loss) from continuing
  operations before taxes               (447,574)      577,391       (448,608)       378,907
Provision (benefit) for income taxes    (154,000)      196,312       (154,353)       128,828
                                     -----------   -----------    -----------    ----------
Income (loss) from continuing
  operations                            (293,574)      381,079       (294,255)       250,079

Discontinued operations:
Loss from discontinued operations,
  net of income tax benefit of
  $68,823, and $40,000                         -      (133,599)             -        (77,646)
                                     -----------   -----------    -----------     ------------
Net income (loss)                       (293,574)      247,480       (294,255)       172,433
                                     ===========   ===========    ===========    ============

Earnings (loss) per share
   Continuing operations                   (0.32)         0.40          (0.32)          0.26
   Discontinued operations                     -         (0.14)             -          (0.08)
                                     -----------   ------------   -----------    ------------
   Net income (loss)                 $     (0.32)  $      0.26     $   (0.32)    $     0.18

Weighted average shares                  906,591       943,534        906,591       943,534
                                     ===========   ============   ===========    ===========

            See accompanying notes to consolidated financial statements.

                             CABRE CORP AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      (Unaudited)
                                                  Six Months Ended
                                       November 30, 1995      November 30,1994
                                       -----------------      ----------------
Cash flows from operating activities:
Net income (loss)                      $    (293,574)         $    247,480
   Adjustments to reconcile net
   income (loss) to net cash
   provided (used) by operating
   activities:
    Depreciation and amortization            193,514               176,402
    (Gain)/Loss on disposal of assets         28,014                  (393)
      Changes in assets and liabilities:
         Accounts receivable              (1,081,595)           (1,653,058)
         Prepaid federal income tax         (120,126)                    -
         Payments received                 1,092,073                     -
         Inventory                         1,711,728               136,692
         Prepaid expenses                       (342)               32,704
         Accounts payable and accrued
         expenses                             96,146               181,934
         Income taxes payable                      -               (82,211)
                                        ------------           ------------
   Net cash provided (used) by
   operating activities                    1,625,838              (960,450)
                                        ------------           ------------

Cash flows from investing activities:
   Purchase of property and equipment              -               (87,984)

Cash flows from financing activities:
   Net borrowings under bank lines of
   credit                                 (1,290,000)            1,440,000
   Principal payments on long term debt     (230,776)             (244,541)
                                         ------------          -----------

   Net cash provided (used) by
   financing activities                   (1,520,776)            1,195,459
                                         -----------           -----------

   Net increase in cash and cash
   equivalents                               105,062               147,025
   Cash and cash equivalents at
   beginning of period                       154,027               654,320
                                        ------------           ------------
   Cash and cash equivalents at end
   of period                            $    259,089           $   801,345
                                        ============           ===========
Supplemental disclosure of cash
flow information:
   Cash paid during the period for:
     Interest (none capitalized)        $    301,598          $    214,744
         Income taxes                       (158,874)              209,700



           See accompanying notes to consolidated financial statements.

                           CABRE CORP AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1.	Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 1995, the results of operations for the six months and three months ending November 30, 1995 and 1994, and the cash flows for the six months ended November 30, 1995 and 1994. These results have been determined on in the preparation of the Company's audited financial statements for its fiscal year ended May 31, 1995.

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

Metal Finishing Corp offers a wide range of metal finishes and surface enhancements. Industries serviced range from medical, electronics, oil patch, fastener, packaging, automotive, as well as aerospace and defense contracted work.

3.	Current Assets

Inventories included in the consolidated balance sheet consist of the following:

                          		          November 30, 1995	    May 31, 1995

	Raw materials	                       $      796,403       	$     1,596,02
	Work in process	                          1,733,282      	       1,257,52
	Finished goods	                             372,868                668,66
		                                    --------------        ---------------
		                                    $    2,902,553        $     3,522,208

	Less:
	Progress Payments/Estimated Losses	  $   (1,117,603)       $       (25,530)
                                      --------------        ---------------
                                		    $    1,784,950        $     3,496,678
                                      ==============        ===============
4.	Short Term Liabilities

The notes payable are for borrowings on lines of credit at banks. The credit lines are secured by collateral consisting of Antenna Products Corporation's inventories and accounts receivable and are limited to $2,500,000.

5.	Long Term Liabilities

The note payable is to a bank for the refinancing of Antenna Products Corporation property and equipment amortized over twenty years commencing on September 30, 1991 and ending on September 30, 2011. The note carries a FmHA federal guarantee.



                        CABRE CORP AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATION

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and operating results for the period included in the accompanying financial statements.

Results of Operation
--------------------
Second Quarter Ended November 30, 1995 Compared to Second Quarter Ended November 30, 1994

The Company's net loss for the quarter ended November 30, 1995 was ($294,255) compared to $172,433 in profits for the quarter ended November 30, 1994. The loss position versus the profitability in comparison to last fiscal year is primarily driven by three major contract write-offs that were taken during the second quarter of FY96. Overall sales are 32% lower from year to year with $2.73 million total deliveries in the 2nd quarter of fiscal year 1996 and $3.99 million of deliveries for the same period of fiscal year 1995. Approximately $150,000 of the reduction in expenses is attributed to reorganization and cost controls initiated in Antenna Products at the beginning of FY96.

Six Months Ended November 30, 1995 Compared to Six Months Ended
November 30, 1994

For the six month period ending November 30, 1995 the net loss was ($293,574) compared to a net profit of $247,480 in the same six month period of fiscal year 1995. Sales in the first half of fiscal year 1996 were 31% lower than in the first half of fiscal year 1995. Gross profit margins the first six months are 10% compared to 25% through six months last year. The decrease in gross margins are mainly a result of development programs at Antenna Products that constituted a significant part of the sales base. Warranty charges of $17,952 were comparable to last years rate, averaging less than 1% of sales. Warranty charges of $17,952 were comparable to last years rate, averaging less than 1% of sales. Discretionary product development spending was $205,254, measured at 4% to sales, 1% lower than the comparable period.
Sales and administrative expenses as a ratio to sales were 12% in the first six months this year compared to 15% in the same period last year.

Liquidity and Capital Resources

The Company's current assets total $4,261,107 as of November 30, 1995 with $3,540,052 in inventory and accounts receivable. Receivables are $1,755,102 at quarter ending November 30, 1995 compared to $1,765,580 at fiscal 1995 year end. Net inventories have decreased from $3,496,678 at May 31, 1995 to $1,784,950 mostly due to an unliquidated $1,117,603 progress billing on a major program. Cash accounts have increased $105,062 from May 31, 1995. There were no capital additions during this period. Current liabilities of the company decreased $1,279,187 from fiscal year end due to the net decrease in notes and expenses.

Management believes that cash flows from operations of the operating subsidiaries and current cash balances, together with available lines of credit, will be sufficient to fund operations and expenses for the near and mid term future. The Company at November 30, 1995 had $234,000 remaining in loan availability against its revolving credit lines. On September 30, 1995, Antenna Products renewed its annual working credit line of $4.0 million with loan advances subject to a borrowing base formula applied to inventory and receivable balances.






                             CABRE CORP AND SUBSIDIARY
                            PART II - OTHER INFORMATION


No Applicable Items.





                                  SIGNATURE

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                               			Cabre Corp



Date:  January 17, 1996	          s/o/f/ Gary W. Havener
                                  --------------------------
		                                Gary W. Havener, President




















7