Form 10QSB
period 1996-02-29
CABRE CORP
filed 1996-04-10
CIK 724267

U. S. Securities and Exchange Commission
                              Washington, D.C. 20549
                                   FORM 10-QSB


	(Mark One)
	[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
	EXCHANGE ACT OF 1934
		For the quarterly period ended February 29, 1996


 [  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
			For the transition period from				 to
		    	Commission file number 0-12866



                                   CABRE CORP

               (Exact name of registrant as specified in its charter)




                  		Delaware			    	                     	75-1907070

	        (State or other jurisdiction of			             (I.R.S. Employer
	        incorporation or organization)			            Identification No. )



                   1209 Orange Street,    Wilmington, Delaware 19801
                         (Address of principal executive offices)



                                    (302) 658-7581
                              (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                                    Yes (X)		No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 906,591 as of February 29, 1996.







                              CABRE CORP AND SUBSIDIARIES
                                 INDEX TO FORM 10-QSB


                                                 										       PAGE
PART 1		         FINANCIAL INFORMATION				                	       NUMBER

Item 1.	         Financial Statements for Cabre Corp and
                 Subsidiaries (unaudited)

               		Consolidated Balance Sheets -	                					1
		               February 29, 1996 and May 31, 1995

               		Consolidated Statements of Operations -		       			2
		               Three Months Ended February 29, 1996 and
                 February 28, 1995
		               Nine Months Ended February 29, 1996 and
                 February 28, 1995

		               Consolidated Statements of Cash Flows -       					3
		               Nine Months Ended February 29, 1996 and
                 February 28, 1995

		               Notes to Consolidated Financial Statements			    		4

Item 2.	         Management's Discussion and Analysis of			       		6
		               Financial Condition and Results of Operation

PART II	         OTHER INFORMATION						                            7

SIGNATURE



                     PART I - FINANCIAL INFORMATION

                      CABRE CORP AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                       (Unaudited)        (Audited)
                                    February 29, 1996      May 31, 1995
Current assets:
   Cash and cash equivalents        $     73,292           $    154,027

   Accounts receivable:
      Trade, net of allowances for
      doubtful accounts of $7,022        996,280              1,106,111
      United States Government         1,753,744                659,469
   Inventories                         1,280,315              3,496,678
   Prepaid expenses                       23,000                 17,972
   Income taxes receivable               303,289                324,163
   Deferred federal income taxes         124,363                124,363
                                   -------------           ------------
Total current assets                   4,554,283              5,882,783
                                   -------------           ------------
Property and equipment, net            3,905,486              4,219,848
                                   -------------           ------------
Total assets                       $   8,459,769           $ 10,102,631
                                   =============           ============

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes payable                   $   1,800,000           $  3,400,000
   Current portion of long-term
   debt                                  479,083                447,916
   Accounts payable                      979,919                474,812
   Accrued expenses                      396,114                338,920
                                   -------------           ------------
Total current liabilities              3,655,116              4,661,648
                                   -------------           ------------
Long-term liabilities
   Long-term debt, less current
   portion                             1,642,861              2,014,895
   Notes payable to shareholder          800,000                800,000
   Deferred federal income taxes         383,084                383,084
                                   -------------           ------------
Total long-term liabilities            2,825,945              3,197,979
                                   -------------           ------------
Total liabilities                      6,481,061              7,859,627
                                   -------------           ------------
Shareholders' equity
   Common stock, $2.00 par,
    6,000,000 shares authorized,
     906,591 shares issued and
      outstanding                      1,813,361              1,813,361
   Preferred stock, $2.00 par,
    2,000,000 shares authorized,
     no shares issued and
      outstanding                              -                      -
   Additional paid in capital            126,381                126,381
   Retained earnings                      38,966                303,262
                                     -----------            -----------
Total shareholders' equity             1,978,708              2,243,004
                                     -----------            -----------
Total liabilities and
 shareholders' equity                $ 8,459,769            $10,102,631
                                     ===========            ===========

      See accompanying notes to consolidated financial statements.


                         CABRE CORP AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                            (Unaudited)                  (Unaudited)
                         Nine Months Ended            Three Months Ended
                    Feb 29, 1996  Feb 28, 1995    Feb 29, 1996   Feb 28, 1995
                    ------------  -------------   ------------   ------------
Sales and
 contract revenues  $  8,304,096  $ 10,502,719    $  3,313,086   $  3,222,466
Cost of sales and
 contracts             7,513,492     7,611,855       2,999,444      2,187,939
                    ------------  ------------    ------------   ------------
Gross profit             790,604     2,890,864         313,642      1,034,527
Sales and
 administrative
  expenses               754,777     1,931,129         154,124        797,393
                    ------------   -----------    ------------   ------------
Operating profit          35,827       959,735         159,518        237,134
                    ------------   -----------    ------------   ------------
Other income
 (expense):
   Interest expense     (425,906)     (379,982)       (116,874)      (163,766)
   Interest income        16,299        11,847           4,347            260
   Loss on disposal
    of assets            (28,014)            -               -              -
   Other                    (500)       28,791          (1,711)        11,357
                    ------------   -----------    ------------   ------------
Total other income
 (expense)              (438,121)     (339,344)       (114,238)      (152,149)

Income (loss) from
 continuing
  operations before
   Income taxes         (402,294)       620,391         45,280         84,985

Provision (benefit)
 for income taxes       (138,000)       210,933         16,000         28,895
                    ------------   ------------    -----------    -----------
Net income (loss)
 from continuing
  operations            (264,294)       409,458         29,280         56,090

Discontinued
 operations:
Loss from
 discontinued
 operations,
 net of income tax
 benefit of $84,521
 and $29,972
 respectively.                 -       (164,070)             -        (58,182)
                    ------------   ------------     ----------    -----------
Net income (loss)       (264,294)       245,388         29,280         (2,092)
                    ============   ============     ==========    ===========
Earnings (loss) per
 share:
  Continuing
   operations       $      (0.29)  $       0.43     $     0.03    $      0.06
  Discontinued
   operations                  -          (0.17)             -          (0.06)
                    ------------   ------------     ----------    -----------
  Net income (loss) $      (0.29)  $       0.26     $     0.03    $      0.00
                    ============   ============     ==========    ===========
Weighted average
 shares                  906,591        943,534        906,591        943,534
                    ============   ============     ==========    ===========

            See accompanying notes to consolidated financial statement.

                             CABRE CORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                             Nine Months Ended
                                  February 29, 1996     February 28, 1995
Cash flows from operating
 activities:
Net income                        $       (264,294)     $        245,388
 Adjustments to reconcile
  net income to net cash
  provided (used) by operating
  activities:
   Depreciation and amortization           314,362               283,113
   Changes in assets and
    liabilities:
     Accounts receivable                  (984,444)           (1,458,155)
      Inventories                        2,216,363                27,261
      Prepaid expenses                      (5,028)               43,928
      Accounts payable and
       accrued expenses                    562,299                62,825
      Federal income taxes
       payable/receivable                   20,874              (168,288)
                                 -----------------      ----------------
Net cash provided (used) by
 operating activities                    1,860,132              (963,928)
                                 -----------------      ----------------
Cash flows from investing
 activities:
  Purchase of property and
   equipment                                     -            (1,526,755)
                                 -----------------      ----------------
Cash flows from financing
 activities:
  Net borrowings (payments)
   under bank lines of credit           (1,600,000)            1,040,000
  Principal payments on long
   term debt                              (340,867)             (212,550)
   Additional borrowing on long
    term debt                                    -             1,169,508
                                 -----------------      ----------------
  Net cash provided (used) by
   financing activities                 (1,940,867)            1,996,958
                                 -----------------      ----------------
  Net increase (decrease) in
   cash and cash equivalents               (80,735)             (493,725)
  Cash and cash equivalents at
   beginning of period                     154,027               654,320
                                 -----------------      ----------------
  Cash and cash equivalents
   at end of period              $          73,292      $        160,595
                                 =================      ================

Supplemental disclosure of
 cash flow information:
  Cash paid during the
   period for:
    Interest (none capitalized)  $         425,906     $         379,982
    Income taxes                                 -               294,700

            See accompanying notes to consolidated financial statements.

                                CABRE CORP AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         (Unaudited)

1.	Statement of Information Furnished

   The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 29, 1996, the results of operations for the three months and nine months ended February 29, 1996 and February 28, 1995, and the cash flows for the nine months ended February 29, 1996 and February 28, 1995. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's audited financial statements for its fiscal year ended May 31, 1995.

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

3.	Current Assets

  	Inventories included in the consolidated balance sheet consist of the following:

		                                    February 29, 1996	      May 31, 1995
                                      -----------------       ---------------
	Raw materials	                       $      318,844	         $  1,596,022
	Work in process	                          1,796,290	            1,257,521
	Finished goods	                             387,308	              668,665
                                      --------------          ------------
	                                          2,502,442	            3,522,208

	Less:
	Progress payments/estimated losses       (1,222,127)             (25,530)
                                      $    1,280,315          $ 3,496,678
                                      ==============          ===========
4.	Short Term Liabilities

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

  	The note payable to shareholder is subordinated to bank loan lines and bears interest only at the prime rate until June 1999 at which time principal is payable in equal monthly installments through May 2004, subject to a bank loan agreement which restricts any repayment of principal on this note until all bank debt has been retired.


                       CABRE CORP AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and operating results for the period included in the accompanying financial statements.

Results of Operations

Third Quarter Ended February 29, 1996 Compared to Quarter Ended February 28,
1995

The Company realized a net profit for the quarter ended February 29, 1996 of $29,280 compared to a loss of ($2,092) in the quarter ended February 28,1995. Overall sales were 3% higher from year to year with $3,313,086 total deliveries in the third quarter of fiscal year 1996 and $3,222,466 of deliveries for the same period of fiscal year 1995. Discretionary expenses were $29,636 in this period compared to $204,132 in the third quarter of fiscal year 1995.

Nine months Ended February 29, 1996 Compared to Nine Months Ended February 28, 1995

For the nine month period ending February 29, 1996 the net loss was ($264,294) compared to a net profit of $245,388 in the same nine month period of fiscal year 1995. The decrease is the result of lower sales in the first six months of fiscal year 1996. Sales in the nine month period of fiscal year 1996 were 21% lower than the same period of fiscal year 1995. Warranty charges of $53,534 were comparable to last year's rate, averaging less than 1% of sales. All discretionary research and proposal spending and administrative expenses as a percentage of sales were 9% in the first nine months this year compared to 18% in the same period last year.
The reduction in expenses is the result of the implementation of cost controls and the reorganization of Antenna Products during this nine month period.

The current year nine month loss of ($264,294) reflects a per share loss of ($.29).

Liquidity and Capital Resources

The Company's current assets total $4,554,283 as of February 29, 1996 with $1,280,315 in inventory and $2,750,024 in accounts receivable. Overall current assets are down $1,328,500 from year end with a decrease in inventory from year end of $2,216,363 and an increase in accounts receivable from year end of $984,444. The lower inventory level and the increase in accounts receivable is the result of shipments on a major program in the third quarter and the reduction of backlog at Antenna Products. Assets for plant, property and equipment decreased from $4,219,848 at May 31, 1995 to $3,905,486 at February 29, 1996. There were no capital additions during this period.

Management believes that cash flows from operations of the operating subsidiaries and current cash balances together with available lines of credit, will be sufficient to fund operations and expenses for the near and mid term future. The Company at February 29, 1996 had $400,000 remaining in loan availability against its revolving credit lines.




                         CABRE CORP AND SUBSIDIARY
                         PART II - OTHER INFORMATION

No Applicable Items.


                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       			Cabre Corp



Date:  April 8, 1996	                SOF/Gary W. Havener, President
                                         --------------------------