Form 10KSB
period 1996-05-31
CABRE CORP
filed 1996-08-21
CIK 724267

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549



                               FORM 10-KSB
(Mark One)
      [x]	 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)

                 For the Fiscal Year Ended May 31, 1996
                                 OR
      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                      Commission File NO. 0-12866

                              CABRE CORP
          (Exact name of registrant as specified in its charter)

                 		Delaware			        	       	75-1907070
	    (State or other jurisdiction of			     (I.R.S. Employer
	     incorporation or organization)			      Identification No.)

          	1209 Orange Street 					               19801
	          Wilmington, Delaware				        	    (Zip Code)
	     (Address of principal executive offices)

     Registrant's telephone number, including area code: (302) 658-7581

        Securities registered pursuant to Section 12(b) of the Act:

                                 None

       Securities registered pursuant to Section 12(g) of the Act:

                         Title of each class

                   Common Stock, $2.00 par value

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

	As of July 31, 1996, there were outstanding 906,511 shares of the registrant's common stock, par value $2.00, which is the only class of common stock of the registrant. As of that date, and based on the closing bid price, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $427,943.

                 Documents Incorporated by Reference
                            Proxy Statement




                                  PART I

Item 1.  BUSINESS

General

On January 24, 1992 Cabre Corp, a publicly held shell corporation, acquired all of the issued and outstanding shares of Antenna Products Corporation in an exchange of stock.

On November 1, 1993 Cabre acquired Audile Inc. in an exchange of stock. Cabre sold the operation to Audile employees in February 1995, and in May, 1995, based on defaulted payments on notes, wrote off remaining investments.

On November 14, 1994 Cabre formed Metal Finishing Corp and on November 30, 1994 purchased the assets of Edd's Metal Finishing Corp for a combination of cash and deferred notes. Cabre Corp operates as a holding company with Antenna Products Corporation, Metal Finishing Corp, and Thirco, Inc. as its current operating subsidiaries. Cabre Corp has no other business activity. Cabre Corp's address is 1209 Orange Street, Wilmington, Delaware 19801. Telephone Number, (302) 658-7581.

Antenna Products Corporation

Antenna Products Corporation was incorporated in Texas in 1984 to continue a business started in 1972 and operated as a closely held "C" corporation until January 24, 1992. Thereafter, Antenna Products has operated as a wholly owned subsidiary of Cabre Corp . Antenna Products address is 101 S.E. 25th Avenue, Mineral Wells, Texas 76067. The telephone number is (817) 325-3301.

Antenna Products' principal business is to design and manufacture standard and custom antennas, support structures, and accessories. The company's principal products generally relate to the high frequency (HF), very high frequency (VHF), and ultra high frequency (UHF) communication frequency spectrums. With a diversity of communication and navigation aid products, Antenna Products' market extends from long range communication circuits to short range tactical communication lines and includes shipboard applications as well as ground to air navigation and landing aids. Examples of Antenna Products' wide variety of products include ground to air collinear antennas, instrument landing antennas and towers, fixed system multi-port antenna arrays, tactical quick erect antennas and masts, shipboard antenna tilting devices, transport pallets, surveillance antennas, antenna rotators, positioners and controls, and high power broadcast baluns.

Antenna Products' customer base is primarily government and government prime contractor focused, although a limited industrial and commercial market exists. Antenna Products' market is international in scope. The company currently focuses on exploiting the domestic market and has a limited amount of foreign sales. The specialized needs of the company's customers and the technology required to meet those needs change constantly. Accordingly, the company stresses its engineering, installation, service and other support capabilities. The company uses its own sales and engineering staff to service its principal markets. Many of the company's contracts are large relative to total annual sales volume and therefore the composition of the customer base is different year to year. In 1996 the U.S. Government was the single largest customer, and accounted for 48% of the sales volume. Wilcox Electric totaled 12% of sales, and Marconi Communications contributed 11%. Orders for equipment in some of these product categories are in backlog and, therefore, the U.S. Government and Wilcox Electric are expected to be major clients again in 1997.

Antenna Products is one of many suppliers of antennas and related manufacturing services to the government and government prime contractors. Antenna Products competes on the basis of cost and product performance in a market with no dominant supplier. Due to fixed-price contracts and pre-defined contract specifications prevalent within this market, the company competes primarily on the basis of its ability to provide state-of-the-art solutions in the technologically demanding marketplace while maintaining its competitive pricing.

Because most manufacturing requirements are established on a contract basis, the majority of the inventory is work in process. Less than 20% of total inventory is maintained in stock for delivery to customers. Some raw materials are inventoried to support customer delivery schedules. Antenna Products performs work for the United States Government primarily under fixed-price prime contracts and subcontracts. Under fixed-price contracts, Antenna Products realizes any benefit or detriment occasioned by lower or higher costs of performance.

Antenna Products is subject to certain risks common to all companies that derive a portion of their revenues from the United States government. These risks include rapid changes in technology, changes in levels of government spending, and possible cost overruns. Recognition of profits on major contracts is based upon estimates of final performance which may change as contracts progress. Contract prices and costs incurred are subject to Government Procurement Regulations, and costs may be questioned by the Government and are subject to disallowance. United States Government contracts contain a provision that they may be terminated at any time for the convenience of the Government. In such event, the contractor is entitled to recover allowable costs plus any profits earned to the date of termination. Collections are generally set in accordance with federal acquisition standards which require payment in accordance with "Net 30" terms after acceptance of goods. The company is not directly regulated by any governmental agency in the United States. Most of Antenna Products' customers, and the antenna and tower industries in general, are subject to meeting various government standards. These performance standards necessitate Antenna Products' ability to produce antenna designs which can be updated to conform to customer requirements in a changing regulatory environment. These regulations have not adversely affected operations.

Antenna Products plans to reinvest from 2% to 5% of sales in research and development projects, and bid and proposal activities. The mix of expenditures between the two areas in any given year is a function of the demand for new independently developed innovative systems and the level of requirements solicited. In 1996 Antenna Products invested 2.4% of sales to independent research and development (R&D). The level of expenditures as a ratio to sales is expected to continue at this level in 1997. The level of expenditures for R&D in 1995 and 1994 were 5.0% of sales and 2.3% of sales, respectively. The company does not consider patents to be material to its operations nor would the loss of any patents adversely affect operations.

Metal Finishing Corp

Cabre Corp's subsidiary, Metal Finishing Corp, a Texas Corporation, purchased the assets of Edd's Metal Finishes Corp., a Texas Corporation, on November 30, 1994. Edd's Metal Finishes Corp had been a vendor to Antenna
Products Corporation (a subsidiary of Cabre) for over ten years. Metal Finishing Corp operates in Grand Prairie, Texas. Metal Finishing Corp offers a wide range of metal plating, finishing, and surface enhancements. Industries serviced range from medical, electronics, oil patch, fastener, packaging, automotive to commercial as well as aerospace and defense contracted work. Metal finishing is the chemical science of electrolytically depositing thin layers of metals such as silver, zinc, cadmium, nickel or copper to base materials such as steel, aluminum, brass etc. The deposits created are most often utilized for added corrosion and wear resistance as well as their ability to meet the required aesthetic values. Metal Finishing competes on the basis of cost and quality of service in a market with no dominant provider. Due to the nature of the service provided, inventory consists of small amounts of chemicals and metals.

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

Backlog

The backlog of orders on July 31, 1996 at Antenna Products amounted to approximately $3.1 million. Backlog of orders at July 31, 1995 was approximately $6.1 million. About 90% of the current backlog will be delivered in the 1997 fiscal year. As a service provider Metal Finishing has no recorded backlog.

Raw Material Source And Supply

Cabre's operating subsidiaries' principal raw materials are steel, aluminum, other metal alloys, plastic and composite tubing, hardware, electrical wire, wire rope, plating chemicals, and electronic or electro-mechanical components. The materials are commonly available from numerous sources, including local distributors in quantities sufficient to meet the needs of the subsidiaries. The availability and supply of raw materials is not considered to be a problem for Antenna Products or Metal Finishing.

Employees

As of July 31, 1996, subsidiaries of Cabre employed a total of 95 employees; 85 at Antenna Products and 10 at Metal Finishing. 11 were employed in administrative functions, 16 in engineering and support roles, and 68 in operational categories. None of the company's employees are subject to collective bargaining agreements.

Foreign Sales

Antenna Products' sales in international markets are primarily to foreign governments or prime contractors to foreign governments, and as such represents a small percentage of the overall Company annual volume. The level of profits from and the commitment of assets to this portion of the business is no greater or no less than that of other market segments. International sales for 1996, 1995, and 1994 were 5.0%, 5.5%, and 4.5%, respectively, of total sales.

Item 2.  PROPERTIES

Antenna Products Corporation owns a ten acre industrial site located along US Highway 180 in Mineral Wells, Texas. The facility consists of a main building containing 60,000 square feet of manufacturing area and 10,000 square feet of administrative and engineering offices; a second building containing 20,000 square feet of manufacturing and shipping area; and a third building containing 15,000 square feet utilized for receiving and material control. Three additional auxiliary buildings which total in excess of 13,350 square feet are utilized for chemical etching, painting and storage. The facilities are in good condition and with the current complement of machinery and equipment are suitable and more than adequate to meet production requirements. Dependent on the mix of product types in process in any given time period, the Company could potentially more than double output with current and planned plant, property and equipment.
Antenna Products carries a bank note on the manufacturing facility that is amortized over twenty years ending in the year 2011.

Metal Finishing owns a 13,000 square foot facility in Grand Prairie, Texas with state of the art plating equipment and a fully closed loop waste water treatment system. The facilities are in good condition with ability to increase capacity by 50 to 100% by adding additional employees. Metal Finishing has a note payable on the plating facility with the prior owner that is amortized over 10 years ending in the year 2004.

Thirco owns a fifty acre test site in Mineral Wells, Texas. The site includes three buildings with 28,000 square feet of space. The space is currently being leased to Antenna Products for test activity with some storage of inventory. The two larger buildings, if needed, are suitable with rearrangement and some conversion expense, for additional manufacturing utilization.

Item 3.  LEGAL PROCEEDINGS

Not Applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal year 1996.

Item 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officers of Cabre Corp are selected and/or reaffirmed by the Board of Directors at the first meeting after the annual shareholders meeting to serve at the discretion of the Board of Directors.

Name			                 Age		                      Position
- ----                    ---                        --------
Gary W. Havener		       55		            President and Chief Executive Officer
Clark D. Wraight		      52		            Vice President and Secretary Treasurer

Gary W. Havener was elected by the Board of Directors as President and Chief Executive Officer of Cabre Corp on January 24, 1992. Mr. Havener has served as the Sole Director of Antenna Products Corporation since 1986. After the resignation of Gary L. Skaggs in January 1996, Mr. Havener now serves as the President of Antenna Products. Mr. Havener also served as the Sole Director of Thirco, Inc. from its inception in November 1994 until January 1996. Since 1984 Mr. Havener has served as the President of Sinan Corp.

Clark D. Wraight was appointed by the Board of Directors as Vice President and Secretary Treasurer of Cabre Corp in January 1996 following the resignation of Gary L. Skaggs. Mr. Wraight currently serves as Vice President and General Manager of Antenna Products. Mr. Wraight joined Antenna Products in September 1979 and was appointed Vice President of Engineering in May 1981. Mr. Wraight also serves as Sole Director and President of Thirco, Inc.

                              PART II

Item 5.	MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY
       	HOLDER MATTERS

The information in this item should be read in conjunction with the Management Discussion and Analysis of Financial Condition and Results of Operations in Item 6, and the Consolidated Financial Statements and the Related Notes thereto in Item 7.

Market Information For The Common Stock

Cabre Corp's common stock is traded in the Over-The-Counter market and is quoted in the NASDAQ System under the symbol "CABR".

Effective June 16, 1994 Cabre Corp stock was reverse split one share for each twenty outstanding. Trading was based on 943,533 total common stock, par $2.00, outstanding until July 19, 1995 when 36,943 shares of Cabre stock were retired. March 18, 1996 Cabre Corp made a $2.00 per share tender offer to those shareholders holding 10 shares or less. A total of 80 shares were retired due to this tender offer. Since May 11, 1996 trading is based on 906,511 outstanding shares.

The table below presents the high and low prices for the last two fiscal years and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                   					BID
                                 ------------------
Quarter Ended			                 High		         Low
- -------------                    ----           ---
August  1994			                  4 7/8       		 3 1/2
November 1994			                 4 1/4     	  	 3 1/2
February 1995			                 3 1/4       		 3 1/4
May 1995			                      2 1/2       		 2 1/4
August 1995			                   1 5/8       		 1
November 1995			                 1              1
February 1996			                 1	           	 5/8
May 1996			                      1 1/8		        3/4

Holders

At July 31, 1996 there were approximately 508 holders of record of common stock.

Dividends

Cabre Corp has never paid a regular cash dividend on common stock and has no plans to institute payment of regular dividends.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        	RESULTS OF OPERATIONS

Selected Financial Data

The following table presents selected financial data of Cabre Corp. The historical data (years 1992 - 1995) represents the audited data for the subsidiary Antenna Products Corporation and as such the number of common shares have been adjusted as if the merger with Cabre Corp had been effective as of the year ending 1990. This historical data should be read in conjunction with Consolidated Financial Statements and the Related Notes thereto in Item 7.

                                					FISCAL  YEAR  ENDING  MAY  31
                                     -----------------------------

                 1996   	     1995     		  1994       		1993      		1992
                 ----         ----         ----         ----        ----
Net Sales		      $10,572,140 	$13,099,671	 $12,312,099	 $9,396,731 	$8,238,664
Income from
 continuing
 operations      ($57,861)	   $141,679	    $463,436	    $303,469	   $274,750
Income per share
 from	 continuing
 operations (1)  ($.06)		     $.15		       $0.52 		     $0.35		     $0.33
Total Assets		   $ 7,728,707	 $10,102,631	 $8,623,717	  $6,115,833	 $5,004,044
Long Term Debt		 $ 2,668,367	 $2,814,895	  $2,079,166	  $2,015,549	 $1,932,257
Dividends Per
Common Share (1)	$0.00		      $0.00		      $0.00		      $0.00		     $0.0

 (1) Adjusted to give retroactive effect to the 1 for 20 reverse stock split dated June 16, 1994.

Results of Operation

Cabre Corp's on-going operation is that of its subsidiaries, Antenna Products Corporation, Metal Finishing Corp, and Thirco, Inc. as previously discussed in item 1. The management discussion presented in this item relates to the operations of subsidiary units and the associated Consolidated Financials as presented in item 7.

Year ended May 31, 1996 ("1996") Compared with Year Ended May 31, 1995 ("1995")

Antenna Products Corporation

Net sales decreased by $2.8 million or 22% to $10.0 million in 1996. Orders were down slightly from $8.8 million in 1995 to $8.7 million in the current fiscal year. The ending backlog of firm orders at year end was $3.7 million, down from the prior year end backlog of $5.9 million. Orders and backlog are expected to remain at these levels in 1997 due to the reduction in government procurements.

Gross margin rates decreased from 26.1% in 1995 to 11.6% in 1996 as a result of the lower sales volume in the first six months of 1996. Sales and administrative expenses were $2.8 million or 21.5% of sales in 1995. In 1996, sales and administration expenses were $838 thousand or 8.4% of sales as the result of the reorganization of the subsidiary. Antenna Products eliminated seventeen positions, primarily in the management and administrative areas and reduced payroll and benefits costs by 31%. Additional cost controls were implemented in the second half of 1996 to further reduce expenses. Eight notes payable to three different lending institutions with monthly payments totaling $33 thousand were consolidated as one note with a monthly payment of $12 thousand to improve cash flow without increasing long-term debt. R&D activity was reduced from 5.0% of sales or $640 thousand in 1995 to 2.4% of sales or $241 thousand in 1996.
The R&D development of new telescopic mast designs continued in 1996. Net interest expense decreased from $484 thousand to $417 thousand as the demand for cash lessened and the revolving loan line was paid down. The subsidiary experienced a net loss of $67 thousand in 1996 compared to a net profit of $135 thousand in 1995. The steps taken to realign costs with the current volume will improve Antenna Products' competitive position and the subsidiary is expected to be profitable in 1997.

Metal Finishing Corp

Net sales for 1996 were $616 thousand and sales and administrative expenses were $158 thousand. Net interest expense was $77 thousand due to the high level of long-term debt the new subsidiary has. Operations resulted in a net loss of $42 thousand. Since this is the first full year of operation, there is not comparative period data, only the results of six months of operation in 1995. Net sales for this six month period was $267 thousand with a net loss of $61 thousand.

Cabre Corp consolidated sales from continuing operations were $10.6 million with a loss from continuing operations of $58 thousand in 1996. This compares to $13.1 million in consolidated sales with an income from continuing operations of $142 thousand in 1995. Net loss for 1996 was $58 thousand compared to a net loss of $337 thousand in 1995.

Year Ended May 31, 1995 ("1995") Compared With Year Ended May 31, 1994 ("1994")

Net sales increased $800 thousand or 7% to $13.1 million primarily as the result of deliveries of antennas and related structural equipment to the U.S. Government, APTI, Marconi Communications, and Litton Data Systems. Orders for the year were $8.8 million compared to $10.3 million in 1994. Gross margin rates increased from 23.4% in 1994 to 25.8% in 1995. Selling and administrative expenses increased from $1.93 million in 1994 to $2.70 million in 1995. Expenses increased due to an increase in personnel and marketing activity. Research and development expenses increased to 5.0% of sales or $640 thousand in 1995 compared to 2.3% of sales or $285 thousand in 1994. Net interest expense was $593 thousand compared to $235 thousand in 1994. Operations in 1995 resulted in a net loss of $337 thousand compared to a net income of $349 thousand in 1994. The loss in 1995 is attributed to the 40% increase in selling and administrative expenses during a period when sales increased only 7% and the loss from the sale of the discontinued
Audile operations of $276 thousand.

Liquidity and Capital Resources

Funds generated from company operations are the major internal sources of liquidity and are supplemented by funds derived from capital markets, principally bank facilities. The Company has available for the funding of its operations a $2.5 million revolving demand line of credit guaranteed by a principal shareholder. The credit line is regulated under a borrowing base formula using inventories and accounts receivable as collateral. The interest rate is established as one percentage point over Wall Street prime and is subject to a loan agreement with restrictive covenants. The most restrictive financial covenant requires Antenna Products to maintain $1.25 million in tangible net worth and $750 thousand of working capital. At year end Antenna Products' had equity of $1.71 million and working capital of $1.73 million. As of July 31, 1996, the Company had drawn $750 thousand of the $2.5 million line of credit with $1.75 million available and unused.
The revolving credit line agreement is renewable in September, 1996. The Company anticipates renewal of this credit line and has projected that the credit available is sufficient to cover the financing needs of the Company in 1997.

Net cash flow from operations was a positive $2.37 million in 1996 compared to a negative $977 thousand in 1995. The significant change in cash flow resulted from the overall decrease in volume and the completion and shipment of a major contract for Marconi Communications. Inventory decreased $969 thousand compared to an increase of $877 thousand in 1995. Accounts payable decreased from the higher levels of 1995 and accounts receivable increased $781 thousand. Cash and cash equivalents at the end of the year were $154 thousand, unchanged from the prior year.

Capital expenditures for 1996 were limited to $48 thousand for three replacement items. The items consisted of one diesel truck for Antenna Products and two wastewater evaporators for Metal Finishing. All scheduled equipment additions, facility upgrades, and computer hardware/software upgrades were completed in 1995 at a cost of $1.0 million. The Company anticipates that the existing facilities and equipment are adequate to handle the projected volumes in 1997 and intends to limit the 1997 capital program to less than $100 thousand for replacement items.

The Company has a long-term bank note for $1.2 million collateralized by the Antenna Products plant, property, and equipment. The current balance is $1.0 million with payments amortized over 20 years ending in 2011. The interest is variable at one half point over prime interest rate with the note supported by an FmHA guarantee under the federal guidelines of a rural business industry loan. The note is guaranteed by a principal shareholder. Antenna Products also has an $800 thousand note to a principal stockholder on which it pays interest at the prime interest rate. The commencement of principal payments are prohibited under the terms of the bank note until the bank debt is first paid.

The Company has a long-term bank note for $450 thousand collateralized by Metal Finishing equipment and machinery. Interest is variable at one point over prime with payments amortized over ten years ending in 2004. The balance at year end was $409 thousand. The company also has a note to the prior owner of the Metal Finishing operation for $340 thousand collateralized by the Metal Finishing facility. Interest is variable at one point over prime with payments amortized over ten years ending in 2004. The balance on the note at year end was $289 thousand.

The Company does not expect any changes in payments or other provisions of the loan agreements now in place.

Item 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements listed in Item 14 are included in this report on pages F-1 through F-14.

Item 8. 	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        	FINANCIAL DISCLOSURE

None

                               PART III

Item 9. 	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information is included in Part I as Item 4A., entitled "Executive Officers of the Registrant", and will be included in the definitive Proxy Statement dated August 12, 1996 as filed with the Securities and Exchange Commission, and is incorporated herein by reference.

Item 10.  EXECUTIVE COMPENSATION

This information will be included in the Company's definitive Proxy Statement dated August 12,1996 filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information will be included in the Company's definitive Proxy Statement dated August 12,1996 filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information will be included in the Company's definitive Proxy Statement dated August 12,1996 filed with the Securities and Exchange Commission and is incorporated herein by reference.

                                 PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

	(a)	The following documents are filed as part of this report:

    	1. 	Financial Statements.  The following consolidated financial
         statements of Cabre Corp and subsidiaries and independent auditors' report are presented on pages F-1 through F-14:

        	Consolidated Balance Sheets - May 31, 1996 and 1995

        	Consolidated Statements of Operations - Two Years Ended May 31, 1996
         and 1995.

        	Consolidated Statement of Shareholders' Equity - Two Years Ended May
         31, 1996 and 1995.

        	Consolidated Statements of Cash Flows - Two Years Ended May 31, 1996, and 1995.

        	Notes To Consolidated Financial Statements

        	Independent Auditors' Report

     	2.	Financial Statement Schedules.  Not applicable.

       		All other schedules have been omitted because the required information is shown in the consolidated financials or notes thereto, or they are not applicable.

    		3. Exhibits

	        None

	        (b)	Reports On Form 8-K.  On January 15, 1996  the registrant filed a Form 8-K for the purpose of disclosing the resignation of Gary
             L. Skaggs from all positions in Cabre Corp and its subsidiaries.
             Mr. Skaggs resignation did not precipitate from any
             disagreements with the registrant on any matters relating to
		           the registrant's operations, policies or practices.


                                 SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 DATED:  August 25, 1996.


                                      								Cabre Corp


       						           s/o/f:               Gary W. Havener
                                ----------------------------------------
                        							 Principal Executive Officer and Director


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature		                		Title					                   Date
         ---------                    -----                        ----


s/o/f:  Clark D. Wraight	 		Principal Financial Officer       August 25, 1996
        ----------------

s/o/f:  Sam B. Ligon   					Director				                     	August 25, 1996
        ----------------

s/o/f:  Paul St. Amant    		Director					                     August 25, 1996
	       ________________




                                  CABRE CORP
                                   _______




                         CONSOLIDATED FINANCIAL STATEMENTS
                    for the years ended May 31, 1996 and 1995


                          CABRE CORP AND SUBSIDIARIES
                  Index To Consolidated Financial Statements


                                                                 		Page
Independent Auditors' Report                   (Filed as Exhibit EX-99)

Financial Statements:
  Consolidated Balance Sheets - May 31, 1996 and 1995		            F-3
  Consolidated Statements of Operations -		                        F-4
   years ended May 31, 1996 and 1995
  Consolidated Statements of Shareholders' Equity-		               F-5
   years ended May 31, 1996 and 1995
  Consolidated Statements of Cash Flows -		                        F-6
   years ended May 31, 1996 and 1995
  Notes to Consolidated Financial Statements		                     F-7




                          CABRE CORP AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            May 31, 1996 and 1995


                                    ASSETS

                                                  1996            1995
                                                  ----            ----
Current assets:
 Cash and cash equivalents                      $   154,363       $  154,027
   Accounts receivable:
    Trade, net of allowances for doubtful
     accounts of $7,022 each year                   779,954        1,106,111
      United States Government                      210,103          659,469
   Inventories                                    2,553,415        3,496,678
   Prepaid expenses and other assets                  5,674           17,972
   Income taxes receivable                          118,594          324,163
   Deferred income taxes                            100,320          124,363
                                                 ----------       ----------
    Total current assets                          3,922,423        5,882,783
                                                 ----------       ----------
Property and equipment, net                       3,806,284        4,219,848
                                                 ----------       ----------

                                                $ 7,728,707      $10,102,631
                                                ===========      ===========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Notes payable                                  $ 1,390,000      $ 3,400,000
   Current portion of long-term debt                225,037          447,916
   Accounts payable                                 381,446          474,812
   Accrued expenses                                 453,499          338,920
                                                -----------      -----------
    Total current liabilities                     2,449,982        4,661,648
                                                -----------      -----------
   Long-term debt, less current portion           1,868,367        2,014,895
   Note payable to shareholder, less
    current portion                                 800,000          800,000
   Deferred income taxes                            425,375          383,084
                                                -----------      -----------
      Total long-term liabilities                 3,093,742        3,197,979
                                                -----------      -----------
      Total liabilities                           5,543,724        7,859,627
                                                -----------      -----------

Commitments and contingencies (Note 11)                   -                -

Shareholders' equity
 Preferred stock, $2.00 par, 2,000,000
  shares authorized, no shares issued
  and outstanding                                         -                -
 Common stock, $2.00 par, 6,000,000
  shares authorized, 906,511 and
   906,591 shares issued and outstanding          1,813,201        1,813,361
 Additional paid in capital                         126,381          126,381
 Retained earnings                                  245,401          303,262
                                                -----------      -----------

  Total shareholders' equity                      2,184,983        2,243,004
                                                -----------      -----------
                                                $ 7,728,707      $10,102,631
                                                ===========      ===========

        See accompanying notes to consolidated financial statements.


                            CABRE CORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                     For the Years ended May 31, 1996 and 1995


                                                  1996              1995
                                                  ----               ----
Sales and contract revenues                   $10,572,140        $13,099,671
Cost of sales and contracts                     9,235,375          9,715,939
                                              -----------        -----------

  Gross profit                                  1,336,765          3,383,732

Sales and administrative expenses                 880,266          2,704,594
                                              -----------        -----------

  Operating profit                                456,499            679,138
                                              -----------        -----------
Other income (expense):
 Interest expense                                (520,637)          (592,648)
 Interest income                                    9,709             77,844
  Gain (loss) on disposal of assets               (35,128)             1,355
  Other                                            20,598             55,610
                                               ----------         ----------
Total other income (expense)                     (525,458)          (457,839)
                                               ----------         ----------
   Income (loss) from continuing
    operations before income taxes                (68,959)           221,299

Provision (benefit) for income taxes              (11,098)            79,620
                                               ----------         ----------
   Income (loss) from continuing operations       (57,861)           141,679

Discontinued operations (Note 3):
 Loss from discontinued operations, net of
  income tax benefit of $104,227 and $58,789            -           (202,324)
 Loss from sale of discontinued operations,
  plus income taxes of $25,071                          -           (276,360)
                                               ----------         ----------
   Net loss                                    $  (57,861)        $ (337,005)
                                               ==========         ==========
 Earnings (loss) per common share:

  Continuing operations                        $     (.06)        $      .15
  Discontinued operations                               -               (.51)
  Net loss                                     $     (.06)        $     (.36)

        See accompanying notes to consolidated financial statements.


                            CABRE CORP AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                    For the Years ended May 31, 1996 and 1995


                            Common Stock

                                                Additional
                         Number                 Paid In   Retained
                         of Shares  Amount      Capital   Earnings  Total
                         ---------  ------      -------   --------- -----

Balance, May 31, 1994      943,534  $1,887,247  $135,617  $640,267  $2,663,131

Acquisition of common
 stock in connection
  with sale of Audile      (36,943)    (73,886)   (9,236)        -     (83,122)

Net loss                         -           -         -   (337,005)  (337,005)
                          ---------   --------   --------  ---------  --------

Balance, May 31, 1995      906,591   1,813,361   126,381    303,262  2,243,004

Retirement of stock            (80)       (160)        -          -       (160)

Net income                       -           -         -    (57,861)   (57,861)
                         ---------   ---------  --------  ----------  ---------
Balance, May 31, 1996      906,511  $1,813,201  $126,381   $245,401 $2,184,983
                         =========  ==========  ========   ======== ==========

           See accompanying notes to consolidated financial statements.


                          CABRE CORP AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                   For the Years ended May 31, 1996 and 1995

                                                1996            1995
                                                ----            ----
Cash flows from operating activities:
Net loss                                        $    (57,861)   $   (337,005)
 Adjustments to reconcile net loss to
  net cash provided (used) by operating
   activities:
    Depreciation and amortization                    370,322         367,278
    Deferred federal income tax                       66,334         154,616
    Loss (gain) on sale of assets                     35,128          (1,355)
    Loss on sale of subsidiary before
     income taxes                                          -         251,288
    Changes in assets and liabilities:
     Accounts receivable                             780,927         291,026
     Inventory                                       968,793        (873,434)
     Payments received                               (30,934)       (144,332)
     Prepaid expenses                                 12,298         (21,104)
     Accounts payable and accrued expenses            21,213        (172,932)
     Income taxes payable/receivable                 205,569        (491,352)
                                                   ---------      ----------

 Net cash provided (used) by operating
  activities                                       2,371,789        (977,306)
                                                  ----------      ----------
Cash flows from investing activities:
 Acquisition of Edd's Metal Finishing                      -        (655,000)
 Purchase of property and equipment                  (48,238)     (1,059,327)
 Proceeds from sale of assets                         56,352          20,955
                                                  ----------     -----------
 Net cash provided (used) by investing
  activities                                           8,114      (1,693,372)
                                                  ----------     -----------
Cash flows from financing activities:
 Net borrowings under bank lines of credit        (2,010,000)      1,190,000
 Issuance of long-term debt                          400,000       1,297,895
 Principal payments on long-term debt               (769,407)       (317,510)
 Purchase of common stock                               (160)              -
                                                  ----------      ----------
 Net cash provided (used) by financing
  activities                                      (2,379,567)      2,170,385
                                                  ----------      ----------
 Net increase (decrease) in cash and
  cash equivalents                                       336        (500,293)
 Cash and cash equivalents at beginning
  of period                                          154,027         654,320
                                                  ----------      ----------
 Cash and cash equivalents at end of period       $  154,363      $  154,027
                                                  ==========      ==========

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest (none capitalized                      $  520,637      $  540,633
  Income taxes                                        11,120         170,000

        See accompanying notes to consolidated financial statements


                         CABRE CORP AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended May 31, 1996 and 1995


1.	Business

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

Following is a schedule of the Company's sales to major customers, as a percentage of total sales:

                                 				     Year ended May 31
                                          -----------------
			                                       1996	        1995
                                          ----         ----
		Federal Government	                     48%         	26%
		APTI	                                   *           	26%
		Marconi Communications	                 11%	         11%
		Litton Data Systems	                    *	           10%
		Wilcox Electric	                        12%	         *

		*  Less than 10%

2.	Summary of Significant Accounting Policies

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

Income Taxes

The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109) which requires a change from the deferred method to the asset and liability method of computing deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

Research and Development Costs

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the years ended May 31, 1996 and 1995 were $250,515 and $640,453, respectively.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and certificates of deposit with original maturities of less than three months.

Shares, Per Share Data, Earnings (Loss) Per Share and Reverse Stock Split

Earnings (loss) per share are computed by dividing net income (loss) available for common stock by the weighted average number of common shares outstanding during the year. Weighted average shares outstanding were 906,511 and 934,298 for the years ended May 31, 1996 and 1995, respectively. All share and per share information herein has been retroactively adjusted for a 1 for 20 reverse stock split approved by shareholders on June 14, 1994.

3. 	Acquisitions and Sale of Subsidiary

The Company sold Audile, a wholly owned subsidiary of Cabre, to one of its former shareholders in February 1995 for a note of $592,000 and 36,943 shares of Company common stock valued at $83,122. In May 1995, the Company foreclosed on the note and repossessed the collateral, subsequently selling the repossessed assets for approximately $10,000. The Company has reflected the operations of Audile in the accompanying financial statements as a discontinued operation. The loss from sale of discontinued operations was recognized in the Company's fourth fiscal quarter of 1995.

On November 30, 1994, the Company's subsidiary, Metal Finishing Corp, purchased the assets of Edd's Metal Finishes Corp. for cash of $315,000 and a note payable to the seller of $340,000. The acquisition has been accounted for as a purchase and accordingly, the operations of the acquired business have been included in the accompanying consolidated financial statements since the date of acquisition. Pro forma information as if the acquisition had taken place at the beginning of the year is not presented since the operations are not material to the Company's consolidated results of operations.

4.	Inventories

The major components of inventories are as follows:

                           		              1996	         1995
                                           ----          ----
	Raw materials	                       $   675,876	   $ 1,596,022
	Work in process	                         859,120	     1,257,521
	Finished goods	                         1,018,419	      668,665
                                      ------------   -----------
                                      $  2,553,415	  $ 3,522,208
	Less progress payments:	                        -       (25,530)
                                      ------------   -----------
                                      $  2,553,415	  $ 3,496,678
                                      ============   ===========

Certain general and administrative expenses such as depreciation, insurance, property taxes and utilities are included in inventory based upon percentages developed by the Company. Total general and administrative expenses included in inventory during the years ended May 31, 1996 and 1995 were $443,145 and $885,709, respectively.

5.	Property and Equipment

The following is a summary of the Company's property and equipment:
                                 		Estimated
                                 		Useful Life            1996        1995
                                   -----------            ----        ----
	Land	                                 __      	     $    475,136	 $   475,136
	Buildings and improvements        	15 - 30 years       2,023,217    2,023,217
	Machinery and equipment	           10 years            3,285,625    3,306,478
	Automobiles and trucks	            3 years                97,328      100,096
	Office furniture and fixtures	     10 years              615,788      652,453
                                                     ------------  -----------
                                                        6,497,094	   6,557,380
	Less accumulated depreciation	                        (2,690,810)  (2,337,532)
                                                     ------------   ----------
	Net property and equipment	                         $  3,806,284   $4,219,848
                                                     ============   ==========

6.	Notes Payable
At May 31, 1996 and 1995 notes payable consist of a revolving note payable to a bank, maximum amount $2,500,000, interest payable monthly at the prime rate plus 1% until September 30, 1996, when any unpaid principal and interest shall be due.

Prime rate was 8.25% and 9.5% at May 31, 1996 and 1995,  respectively.

Borrowings under the revolving note payable are collateralized by accounts receivable and inventories and cannot exceed an amount determined by a formula based upon the amount of certain qualified receivables and inventories as defined in the loan agreement. At May 31, 1996, available borrowings under this credit facility were limited to the borrowing base amount of $2,130,000. Borrowings are guaranteed by a principal shareholder and the Company must maintain a minimum net worth of $1,250,000 and working capital of $750,000.

7.	Long-Term Debt

At May 31, 1996 and 1995, long-term debt consists of the following:

                                            			   1996		         1995
                                                  ----           ----
Subordinated note payable to a principal
shareholder.In the initial years only
interest (at the prime rate) is payable
with monthly principal payments scheduled
to begin in June 1999 and maturing in May
2004.   	                                       	$  800,000	    $  800,000

Notes payable to a finance company,
payable in monthly	installments of $19,955
including interest at rates ranging from
8.5% to 10.1% until September 1997,
collateralized by equipment with a net
book value of $142,514.	                                  -		      327,829

Note payable to a bank, guaranteed 80%
by a U.S. Government	Agency, payable
$8,900 per month, including interest at the
prime rate plus 1/2%; collateralized by
certain real estate and	fixtures and
guaranteed by a principal shareholder;
the Company	is required to maintain
$1,100,000 in working capital and
$1,000,000 in equity.		                           1,015,764	    1,044,422

Notes payable to banks, payable in
monthly installments of $11,779
including interest at prime plus 1.5%
until November 1998,	collateralized by
equipment with a net book value of $527,166.	           		-	      292,045

Note payable to a bank payable in monthly
installments of $1,080 plus interest at
10% until May 1998, collateralized by
equipment with	a net book value of $43,749.	            		-	       38,888

Note payable to an individual payable in
monthly installments of	$2,833 plus
interest at prime plus 1%, collateralized
by a first lien	deed of trust on land
and buildings.		                                    289,006	      323,002

Note payable to a finance company payable
in monthly installments	of $12,429, including
interest at 9.05% until March 1999.	        	       380,033          		 -

Note payable to a bank, payable in monthly
installments of $5,820, plus interest at
prime plus 1%, collateralized by all
machinery and	equipment, inventory and
accounts receivable of Metal Finishing Corp.	       408,601	      436,625
                                                 ----------    ----------
                                                  2,893,404	    3,262,811

Less current portion of long-term debt	             225,037	      447,916
                                                 ----------    ----------
Non-current portion of long-term debt	           $2,668,367	   $2,814,895
                                                 ==========    ==========

Maturities of long-term debt for each of the five years subsequent to May 31, 1996 are as follows:

          		1997	          $  225,037
		          1998	             238,303
		          1999	             231,369
           	2000              278,383
	          	2001	             285,633
		          Thereafter	     1,634,679

8.	Income Taxes

Components of the net income tax expense (benefit) for the years ended May 31, 1996 and 1995 are as follows:

                                 			           	    1996   	          1995
                                                    ----              ----
Income taxes at statutory
 rate on income (loss) before income taxes      $   (18,135)   	  $ (114,424)
Non-deductible loss on sale of subsidiary	               -	          110,508
Other		                  	                            7,037	           4,380
                                                -----------       -----------
	Total provision (benefit), including
  discontinued operations                       $   (11,098) 	   $       464
                                                ===========      ===========
Deferred portion of provision		                 $    66,334	     $   154,616
Current portion of benefit                          (77,432)	       (154,152)
                                                -----------      -----------
	Total	 	                                       $   (11,098)	    $       464
                                                ===========      ===========

The components of the deferred income tax provision (benefit) at May 31, 1996 and 1995 are as follows:

                                   				         1996  	            1995
                                                ----               ----
	Accrued warranty claims		                    	$   (17,000)	      $   27,200
	Provision for allowance for
	 valuation of inventory		                  	       23,800	           30,600
	Depreciation		                   	                 59,900	           88,400
	Other		                   	                          (366)	           8,416
                                               -----------        ----------
	   Total		                 	                  $    66,334	       $  154,616
                                               ===========        ==========

Components of the net deferred tax liability at May 31,1996 and 1995 are as follows:

                                     				        1996	            1995
                                                 ----             ----
Deferred tax liability for
 taxable temporary differences	               	$   425,375	       $   383,084
Deferred tax assets for deductible
	temporary differences		                      	   (100,320)	         (124,363)
                                               -----------        -----------
			                                           	$   325,055	       $   258,721

Taxable temporary differences arise from differences between depreciation of property, plant and equipment for tax and financial purposes. Deductible temporary differences result from differences in timing of deduction of certain expenses, principally warranties, vacation accruals and group insurance and from an inventory valuation allowance for financial statement purposes.

9.	Profit Sharing Plan

The Company has an employee profit sharing plan under Section 401(k) of the Internal Revenue Code. All employees with a minimum of one year of employment are eligible to participate. Employees may contribute to the plan up to 20% of their salary with a maximum of $9,240 in 1996 and 1995. The Company will match employee contributions for an amount up to 3% of each employee's salary if certain earnings requirements are met. Contributions are invested at the direction of the employee in one or more funds. Company contributions vest after three years of service. Company contributions amounted to $35,031 and $62,065 for the years ended May 31, 1996 and 1995, respectively.

10.	Segment Information

The Company has historically operated in one business segment, the manufacture of antenna systems, antenna towers, and communications accessories. Effective November 30, 1994 (see Note 3), the Company also began to operate in the metal finishes market. The metal finishes segment amounted to less than 10% of the Company's consolidated operations during the period.

11.	Concentration of Credit Risk

The Company deposits its cash primarily in deposits with major banks. Certain cash deposits may occasionally be in excess of federally insured limits. The Company has not incurred losses related to its cash.

The Company sells many of its products to the U.S. Government, both military and civil agencies, and prime contractors. Although the Company might be directly affected by the well-being of the defense industry, management does not believe significant credit risk exists at May 31, 1996.

Ongoing credit evaluations of customers' financial condition are performed and, generally, no collateral is required. The Company maintains reserves for potential credit losses and such losses have not exceeded management's expectations.