Form 10QSB
period 1996-08-31
CABRE CORP
filed 1996-10-07
CIK 724267

U.S. Securities and Exchange Commission
                              Washington, D.C.  20549

                                    Form 10-QSB

        (Mark One)
        [ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934
		                 For the quarterly period ended August 31, 1996

        [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
		                 For the transition period from 			 to
		                           Commission file number 0-12866

                                    Cabre Corp

       (Exact Name of small business issuer as specified in its charter)

			            Delaware                          				75-1907070

    (State or other jurisdiction of
    incorporation or organization)	        (IRS Employer Identification No.)

                  1209 Orange St., Wilmington, Delaware  19801
                    (Address of principal executive offices)

                            ( 302 )  -  658-7581
                         (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  (X)	 No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 906,511 as of September 30, 1996.

                        CABRE CORP AND SUBSIDIARIES
                           INDEX TO FORM 10-QSB


                                                     										       PAGE
PART 1		FINANCIAL INFORMATION					                                  NUMBER

Item 1.	Financial Statements for Cabre Corp and
        Subsidiaries (unaudited)

      		Consolidated Balance Sheets -		                          				2
		      August 31, 1996 and May 31, 1996

      		Consolidated Statements of Income -                     					3
		      Three Months Ended August 31, 1996 and August 31, 1995

		      Consolidated Statements of Cash Flows -	                 				4
		      Three Months Ended August 31, 1996 and August 31, 1995

       	Notes to Consolidated Financial Statements					              5

Item 2.	Management's Discussion and Analysis of	                 				7
		      Financial Condition and Results of Operation

PART II	OTHER INFORMATION			                                      			8

        SIGNATURE


                          CABRE CORP AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       August 31, 1996 and May 31, 1996

                                   ASSETS

                                       August 31, 1996       May 31, 1996
                                         (Unaudited)           (Audited)
                                       ---------------       ------------
Current assets:
   Cash and cash equivalents           $    110,186          $    154,363
   Accounts receivable:
    Trade, net of allowances for
     doubtful accounts of $7,022
      each year                             964,152               779,954
      United States Government              440,874               210,103
   Inventories                            1,677,632             2,553,415
   Prepaid expenses and other assets         17,955                 5,674
   Income taxes receivable                   47,957               118,594
   Deferred income taxes                    100,320               100,320
                                       ------------          ------------
      Total current assets                3,359,076             3,922,423
                                       ------------          ------------
Property and equipment, net               3,719,941             3,806,284
                                       ------------          ------------
                                         $7,079,017            $7,728,707
                                       ============          ============

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Notes payable                         $    580,000            $1,390,000
   Current portion of long-term debt        224,348               225,037
   Accounts payable                         446,880               381,446
   Accrued expenses                         450,362               453,499
                                       ------------            ----------
    Total current liabilities             1,701,590             2,449,982

   Long-term debt, less current portion   1,813,910             1,868,367
   Note payable to shareholder,
    less current portion                    800,000               800,000
   Deferred income taxes                    431,677               425,375
                                       ------------            ----------
    Total long-term liabilities           3,045,587             3,093,742
                                       ------------            ----------
    Total liabilities                     4,747,177             5,543,724
                                       ------------            ----------
Commitments and Contingencies                     -                     -

Shareholders' equity
 Common stock, $2.00 par, 6,000,000
  shares authorized, 906,511 shares
  issued and outstanding                  1,813,201             1,813,201
   Additional paid in capital               126,381               126,381
   Retained earnings                        392,258               245,401
                                        -----------            ----------
    Total shareholders' equity            2,331,840             2,184,983
                                        -----------            ----------
                                         $7,079,017            $7,728,707

          See accompanying notes to consolidated financial statements.


                       CABRE CORP AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME

              For the Quarters ended August 31, 1996 and 1995

                              (Unaudited)

                                                  1996            1995
                                                  ----            ----

Sales and contract revenues                 $2,984,839      $2,262,224
Cost of sales and contracts                  2,421,786       1,788,136
                                            ----------      ----------

 Gross Profit                                  563,053         474,088

Sales and administrative expenses              253,005         287,549
                                            ----------       ---------
  Operating Profit                             310,048         186,539
                                            ----------       ---------
Other income (expense):
 Interest expense                              (84,122)       (172,194)
  Interest income                                  289           6,036
  Intercompany interest                         (4,671)              -
  Lease Income - Intercompany                   (1,721)              -

   Loss on disposal of assets                        -         (28,014)
   Other                                         3,968           8,667
                                            ----------       ---------
Total other income (expense)                   (86,257)       (185,505)
                                            ----------       ---------
   Income before taxes                         223,791           1,034

Provision for income taxes                      76,939             353
                                            ----------       ---------
   Net income                                  146,852             681
                                            ==========       =========
   Earnings per common share                $     0.16       $       -
                                            ==========       =========


      See accompanying notes to consolidated financial statements.


                        CABRE CORP AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                For the Quarters ended August 31, 1996 and 1995
                                 (Unaudited)

                                                1996              1995
                                                ----              ----
Cash flows from operating activities:
 Net income                                 $    146,852       $      681
  Adjustments to reconcile net income
   to net cash provided by operating
    activities:
     Depreciation and amortization                92,054           87,872
     Loss on disposal of assets                        -           40,828
     Deferred federal income tax                   6,302                -
     Changes in assets and liabilities:
      Accounts receivable                       (420,373)        (945,088)
      Inventory                                  881,187        1,052,902
      Prepaid expenses                           (12,281)          (2,526)
      Accounts payable and accrued expenses       62,302           88,626
      Income taxes payable                        70,637              353
                                               ---------       ----------
 Net cash provided by operating activities       826,680          323,648

Cash flows from investing activities:
 Purchase of property and equipment               (5,711)               -
                                                ---------      ----------
Cash flows from financing activities:
 Net borrowings under bank lines of credit      (810,000)        (125,000)
   Principal payments on long term debt          (55,146)        (118,725)
                                               ---------       ----------
   Net cash provided by financing activities    (865,146)        (243,725)
                                               ---------       ----------
   Net increase (decrease) in cash and
    cash equivalents                             (44,177)          79,923
   Cash and cash equivalents at beginning
    of period                                    154,363          154,027
                                               ---------       ----------
   Cash and cash equivalents at end of
    period                                    $  110,186       $  233,950
                                              ==========       ==========
Supplemental disclosure of cash flow
 information:
  Cash paid during the period for:
   Interest (none capitalized)                $   84,122      $   167,705
    Income taxes                                       -         (170,000)

         See accompanying notes to consolidated financial statements

                         CABRE CORP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.	Statement of Information Furnished

   The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 31, 1996, the results of operations for the three months ending August 31, 1996 and 1995, and the cash flows for the three months ended August 31, 1996 and 1995. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's audited financial statements for its fiscal year ended May 31, 1996.

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

  	Metal Finishing Corp offers a wide range of metal plating, finishing and surface enhancements. Industries serviced range from medical, electronics, oil patch, fastener, packaging, automotive to commercial as well as aerospace and defense contracted work.

3.	Current Assets

  	Inventories included in the consolidated balance sheet consist of the following:

                         		    August 31, 1996	            May 31, 1996
                               ---------------             ------------
	Raw materials	                $      429,480             	$    675,876
	Work in process	                   1,012,764	                  859,120
	Finished goods	                      235,388	                1,018,419
		                             --------------              ------------
		                             $    1,677,632	             $  2,553,415

                         		    $    1,677,632	             $  2,553,415
                               ==============              ============
4.	Short Term Liabilities

  	The notes payable are for borrowings on a bank line of credit. The credit line is secured by collateral consisting of Antenna Products Corporation's inventories and accounts receivable and has a maximum amount of $2,000,000.

5.	Long Term Liabilities

   	Long-term liabilities consist of four notes payable as follows.

   	A note payable to a bank at $8,900 per month, including interest at the prime rate plus 1/2 percent for the refinancing of Antenna Products Corporation property and equipment amortized over twenty years commencing on September 30, 1991 and ending on September 30, 2011. The note carries a FmHA federal guarantee.

   	A subordinated note payable to a principal shareholder. In the initial years only interest (at the prime rate) is payable with monthly principal payments scheduled to begin in June 1999 and maturing in May 2004.

    A note payable to an individual payable in monthly installments of $2,833 plus interest at prime plus 1%, collateralized by a first lien deed of trust on Metal Finishing Corp's land and buildings.

    A note payable to a finance company payable in monthly installments of $12,429, including interest at 9.05% until March 1999, collateralized by Thirco equipment.

    A note payable to a bank, payable in monthly installments of $5,820, plus interest at prime plus 1%, collateralized by all machinery and equipment, inventory and accounts receivable of Metal Finishing Corp.


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

Results of Operation
--------------------
First Quarter Ended August 31, 1996 Compared to First Quarter Ended August 31, 1995

The Company's net profit for the quarter ended August 31, 1996 was $146,852 compared to $681 in the quarter ended August 31, 1995. The increased profitability was the result of the improved performance of Antenna
Products and the increase in sales volume over the first quarter in 1995. Overall sales were 32% higher this year with $2.98 million total deliveries in the first quarter of fiscal year 1997 compared to $2.26 million of deliveries for the same time period of fiscal year 1996. However, due to the nature of long term contracts, individual quarterly results may vary dramatically and not be indicative of a trend.

Sales and administrative expenses were lower in the first quarter of fiscal year 1997, $253 thousand versus $288 thousand in the first quarter of fiscal year 1996. The continued reduction of the revolving credit line balance resulted in a decrease in interest expense in the first quarter of fiscal year 1997, $84 thousand versus $172 thousand in the same time period of fiscal year 1996.

Liquidity and Capital Resources
-------------------------------
The Company's current assets total $3,359,076 as of August 31, 1996 with $3,082,658 in inventory and accounts receivable. Receivables are $1,405,026 at quarter ending August 31, 1996 compared to $990,057 at fiscal 1996 year end. Net inventories have decreased from $2,553,415 at May 31, 1996 to $1,677,632 due to a large shipment on a major program. Cash accounts have decreased $44,177 from May 31, 1996. There were nominal capital additions during this period. Current liabilities of the company decreased $748,392 from fiscal year end as the result of payments made on the revolving credit line.

Management believes that cash flows from operations of the operating subsidiaries and current cash balances, together with available lines of credit, will be sufficient to fund operations and expenses for the near and mid term future. The Company at August 31, 1996 had $1,420,000 remaining in loan availability against its revolving credit lines. On September 30, 1996, Antenna Products renewed its annual working credit line of $2.0 million with loan advances subject to a borrowing base formula applied to inventory and receivable balances.

                          CABRE CORP AND SUBSIDIARY
                         PART II - OTHER INFORMATION

No Applicable Items.


                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              			Cabre Corp



Date:  October 6, 1996                        s/o/f:	Clark D. Wraight
                                              ----------------------
                                            Vice President and Principal
                                                 Financial Officer