Form 10QSB
period 1996-11-30
CABRE CORP
filed 1997-01-13
CIK 724267

U.S. Securities and Exchange Commission
                         Washington, D.C.  20549

                               Form 10-QSB

(Mark One)
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
		    For the quarterly period ended November 30, 1996

[   ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
		    For the transition period from 			 to

                        Commission file number 0-12866

                               Cabre Corp
				(Exact Name of small business issuer as specified in its charter)

       			Delaware					                                 75-1907070

(State or other jurisdiction of incorporation
          or organization)	                   (IRS Employer Identification No.)

                1209 Orange St., Wilmington, Delaware  19801
                 (Address of principal executive offices)

                         ( 302 )  -  658-7581
                      (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  (X)	 No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 906,511 as of November 30, 1996.

                       CABRE CORP AND SUBSIDIARIES
                         INDEX TO FORM 10-QSB

                                                     										     	PAGE
PART 1		FINANCIAL INFORMATION						                                  NUMBER

Item 1.	Financial Statements for Cabre Corp and
        Subsidiaries (unaudited)

      		Consolidated Balance Sheets -							                            2
		      November 30, 1996 and May 31, 1996

      		Consolidated Statements of Income -						                       3
		      Three Months Ended November 30, 1996 and 1995
		      Six Months Ended November 30, 1996 and 1995

		      Consolidated Statements of Cash Flows -			                   			4
		      Six Months Ended November 30, 1996 and 1995

      		Notes to Consolidated Financial Statements						                5

Item 2.	Management's Discussion and Analysis of						                   6
		      Financial Condition and Results of Operation

PART II	OTHER INFORMATION							                                        7

SIGNATURE



                        CABRE CORP AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                    November 30, 1996 and May 31, 1996

                                 ASSETS

                                           November 30, 1996      May 31, 1996
                                              (Unaudited)           (Audited)
Current assets:
 Cash and cash equivalents                 $       178,692     $       154,363
   Accounts receivable:
    Trade, net of allowances for doubtful
     accounts of $7,022 each year                  945,459             779,954
      United States Government                     408,139             210,103
   Inventories                                   1,631,712           2,553,415
   Prepaid expenses and other assets                15,041               5,674
   Income taxes receivable                          63,812             118,594
   Deferred income taxes                           100,320             100,320
                                           ---------------     ---------------
    Total current assets                         3,343,175           3,922,423
                                           ---------------     ---------------
Property and equipment, net                      3,627,883           3,806,284
                                           ---------------     ---------------
                                           $     6,971,058     $     7,728,707
                                           ===============     ===============

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Notes payable                             $       385,000     $     1,390,000
   Current portion of long-term debt               224,348             225,037
   Accounts payable                                552,691             381,446
   Accrued expenses                                426,614             453,499
                                           ---------------     ---------------
    Total current liabilities                    1,588,653           2,449,982
                                           ---------------     ---------------
Long-term debt, less current portion             1,752,400           1,868,367
Note payable to shareholder                        800,000             800,000
Deferred income taxes                              431,677             425,375
                                           ---------------     ---------------
  Total long-term liabilities                    2,984,077           3,093,742
                                           ---------------     ---------------
  Total liabilities                              4,572,730           5,543,724
                                           ---------------     ---------------
Shareholders' equity
 Common stock, $2.00 par, 6,000,000
  shares authorized, 906,511 shares
   issued and outstanding                        1,813,201           1,813,201
 Preferred Stock, $2.00 par, 2,000,000
  shares authorized,no shares issued and
   outstanding                                           -                   -
 Additional paid in capital                        126,381             126,381
   Retained earnings                               458,746             245,401
                                           ---------------     ---------------
    Total shareholders' equity                   2,398,328           2,184,983
                                           ---------------     ---------------
                                           $     6,971,058     $     7,728,707
                                           ===============     ===============

        See accompanying notes to consolidated financial statements.


                         CABRE CORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME
           For The Quarters Ended November 30, 1996 and 1995
                                 (Unaudited)

                           Six Months Ended            Three Months Ended
                     Nov 30, 1996   Nov 30, 1995   Nov 30, 1996   Nov 30, 1995
                     ------------   ------------   ------------   ------------
Sales and contract
 revenues            $  5,069,612   $  4,991,010   $  2,084,773   $  2,728,786
Cost of sales and
 contracts              4,077,691      4,514,048      1,655,905      2,725,912
                     ------------   ------------   ------------   ------------
Gross Profit              991,921        476,962        428,868          2,874

Sales and
 administrative
  expenses                516,806        600,653        263,801        313,104
                     ------------   ------------   ------------   ------------
Operating Profit
 (Loss)                   475,115       (123,691)       165,067       (310,230)
                     ------------   ------------   ------------   ------------
Other income
 (expense):
  Interest expense       (154,585)      (309,032)       (70,463)      (136,838)
  Interest income             659         11,952            370          5,916
  Gain (loss) on
   disposal of assets           -        (28,014)             -              -
  Other                     3,230          1,211          5,654         (7,456)
                       ----------     ----------    -----------    ------------
Total other income
 (expense)               (150,696)      (323,883)       (64,439)      (138,378)
                       ----------     ----------    -----------    ------------
Income (loss) before
 income taxes             324,419       (447,574)       100,628       (448,608)
Provision (benefit)
 for income taxes         111,084       (154,000)        34,145       (154,353)
                      -----------    -----------    -----------    ------------
Net income (loss)     $   213,335    $  (293,574)   $    66,483    $  (294,255)
                      ===========    ===========    ===========    ============
Earnings (loss) per
 share                $      0.23    $     (0.32)   $      0.07    $     (0.32)
                      ===========    ===========    ===========    ============
Weighted average
 shares                   906,511        906,591        906,511        906,591
                      ===========    ===========    ===========    ============

          See accompanying notes to consolidated financial statements.

                           CABRE CORP AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    (Unaudited)
			                                              Six Months Ended
                                      November 30, 1996       November 30,1995
Cash flows from operating activities:
 Net income (loss)                    $      213,335          $       (293,574)
   Adjustments to reconcile net
    income (loss) to net cash
     provided (used) by operating
      activities:
       Depreciation and amortization         184,112                   193,514
       (Gain)/Loss on disposal of assets           -                    28,014
         Changes in assets and liabilities:
          Accounts receivable               (368,945)               (1,081,595)
          Prepaid federal income tax               -                  (120,126)
          Payments received                        -                 1,092,073
          Inventory                          927,107                 1,711,728
          Prepaid expenses                    (9,367)                     (342)
          Accounts payable and accrued
           expenses                          144,370                    96,146
          Income taxes payable                61,084                         -
                                         -----------              -------------
Net cash provided (used) by operating
 activities                                1,151,696                 1,625,838
                                         -----------              -------------
Cash flows from investing activities:
 Purchase of property and equipment           (5,711)                        -
                                         -----------              ------------
Cash flows from financing activities:
 Net borrowings (payments)  under bank
  lines of credit                         (1,005,000)               (1,290,000)
 Principal payments on long term debt       (116,656)                 (230,776)
                                         ------------             -------------
 Net cash provided (used) by financing
  activities                              (1,121,656)               (1,520,776)
                                         ------------             -------------
 Net increase in cash and cash
  equivalents                                 24,329                   105,062
 Cash and cash equivalents at
  beginning of period                        154,363                   154,027
                                         -----------              ------------
 Cash and cash equivalents at end
  of period                              $   178,692              $    259,089
                                         ===========              =============
Supplemental disclosure of cash
 flow information:
  Cash paid during the period for:
   Interest (none capitalized)           $   154,585             $     301,598
   Income taxes                               50,000                  (158,874)

                 See accompanying notes to consolidated financial statements.
                             CABRE CORP AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (Unaudited)

1.	Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 1996, the results of operations for the six months and three months ending November 30, 1996 and 1995, and the cash flows for the six months ended November 30, 1996 and 1995. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's audited financial statements for its fiscal year ended May 31, 1996.

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

3.	Current Assets

Inventories included in the consolidated balance sheet consist of the following:

                 		    November 30, 1996	          May 31, 1996

	Raw materials	        $         471,859           	$        675,876
	Work in process	                900,025          	          859,120
	Finished goods	                 259,828	                  1,018,419
		                     -----------------            ----------------
		                     $       1,631,712           	$      2,553,415
                       =================            ================

4.	Short Term Liabilities

The notes payable consist of a revolving note payable to a bank with a maximum amount of $2,000,000. The credit line is secured by collateral consisting of Antenna Products Corporation's inventories and accounts receivable and is guaranteed by a principal shareholder.

5.	Long Term Liabilities

Long-term liabilities consist of four notes payable as follows.

A note payable to a bank at $8,900 per month, including interest at the prime rate plus 1/2% for the refinancing of Antenna Products Corporation property and equipment amortized over twenty years commencing on September 30, 1991 and ending on September 30, 2011. The note carries a FmHA federal guarantee.

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

Results of Operation
--------------------
Second Quarter Ended November 30, 1996 Compared to Second Quarter Ended November 30, 1995

The Company's net profit for the quarter ended November 30, 1996 was $66,483 compared to a net loss of ($294,255) for the quarter ended November 30, 1995. The increased profitability was the result of improved performance of Antenna Products during a period of lower sales. Overall sales were 24% lower this year with $2.08 million total deliveries in the second quarter of fiscal year 1997 compared to $2.73 million of deliveries for the same time period of fiscal year 1996.

Sales and administrative expenses were lower in the second quarter of fiscal year 1997, $264 thousand versus $313 thousand in the second quarter of fiscal year 1996. The continued reduction of the revolving credit line balance resulted in a decrease in interest expense in the second quarter of fiscal year 1997, $70 thousand compared to $137 thousand in the same time period of fiscal year 1996.

Six Months Ended November 30, 1996 Compared to Six Months Ended November 30,
1995

For the six month period ending November 30, 1996 the net profit was $213,335 compared to a net loss of ($293,574) in the same six month period of 1995. Sales in the first half of fiscal year 1997 increased only slightly, less than 2% higher than in the first half of fiscal year 1996. The gross profit margin for the first six months was 20% compared to 10% for the first six months of last year. Sales and administrative expenses as a ratio to sales were 10% in the first six months of this year compared to 12% in the same
period last year.   Warranty charges of $36,398 were slightly higher than
last year's rate, but averaged less than 1% of sales. Discretionary product development spending was $146,381, or 3% of sales, 1% lower than the comparable period last year. This has resulted in the development of a new line of commercial antennas for the wireless telecommunications industry. A total of 24 different models of directional or sector antennas are currently available from Antenna Products for the new personal communications system
(PCS) frequency range of 1850-1990 MHz. These antennas have beam widths of 65 degrees, 70 degrees and 90 degrees with the gain ranging from 6 dBd to 16 dBd. Four omnidirectionsal PCS antennas have successfully completed environmental testing at an independent laboratory and will be available for customer evaluations in the third quarter. Advertising is scheduled to appear in a wireless trade magazine in February and is currently on the Antenna Products Internet web page at: //www.antennaproducts.com.

In addition, six new models of automatic meter reading (AMR) omnidirectional antennas that operate in the frequency range of 1410-1450 MHz have been produced for a customer requirement. Six of these antennas have been sold and are currently being field tested by the customer.

Liquidity and Capital Resources
-------------------------------
The Company's current assets total $3,343,175 as of November 30, 1996 with $2,985,310 in inventory and accounts receivable. Accounts receivable are $1,353,598 at the quarter ending November 30, 1996 compared to $990,057 at fiscal 1996 year end. Net inventories have decreased from $2,553,415 at May 31, 1996 to $1,631,712 due to a large shipment on a major program in the first quarter. Cash accounts have increased $24,329 from May 31, 1996. There were nominal capital additions during this period. Current liabilities of the Company decreased $861,329 from fiscal year end due to the new decrease in notes and expenses.

Management believes that cash flows from operations of the operating subsidiaries and current cash balances, together with availalbe lines of credit, will be sufficient to fund operations and expenses for the near and mid term future. On September 30, 1996, Antenna Products renewed its annual working credit line of $2.0 million with loan advances subject to a borrowing base formula applied to inventory and receivable balances. The Company at November 30, 1996 had $1,615,000 remaining in loan availability against this revolving credit line.

                         CABRE CORP AND SUBSIDIARY
                        PART II - OTHER INFORMATION


No Applicable Items.





SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          			Cabre Corp



Date:January 13, 1997                 s/o/f: Clark D. Wraight
                                             -----------------------
	                                            Clark D. Wraight, Vice President
		                                           and Principal Financial Officer