Form 10QSB
period 1997-02-28
CABRE CORP
filed 1997-04-15
CIK 724267

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   FORM 10-QSB


	(Mark One)
	[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
	EXCHANGE ACT OF 1934
		For the quarterly period ended February 28, 1997


      [  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           EXCHANGE ACT
			            For the transition period from				 to
			                       Commission file number 0-12866


                                  CABRE CORP

          (Exact name of registrant as specified in its charter)


                      		Delaware			    	   	75-1907070
						(State or other jurisdiction of			    (I.R.S. Employer
	      incorporation or organization)			    Identification No. )



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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 906,506 as of February 28, 1997.





                        CABRE CORP AND SUBSIDIARIES
                           INDEX TO FORM 10-QSB

                                                										       PAGE
PART 1		FINANCIAL INFORMATION					                             NUMBER

Item 1.	Financial Statements for Cabre Corp and
        Subsidiaries (unaudited)

      		Consolidated Balance Sheets -						                      1
		      February 28, 1997 and May 31, 1996

      		Consolidated Statements of Operations -					             2
		      Three Months Ended February 28, 1997 and
        February 29, 1996
		      Nine Months Ended February 28, 1997 and
        February 29, 1996

		      Consolidated Statements of Cash Flows -					             3
		      Nine Months Ended February 28, 1997 and
        February 29, 1996

		      Notes to Consolidated Financial Statements					          4

Item 2.	Management's Discussion and Analysis of					             5
		      Financial Condition and Results of Operation

PART II	OTHER INFORMATION				                                  		6

SIGNATURE

                     CABRE CORP AND SUBSIDIARIES
                   PART I - FINANCIAL INFORMATION
                    CONSOLIDATED BALANCE SHEETS
                 February 28, 1997 and May 31, 1996

                               ASSETS


                                              (Unaudited)         (Audited)
                                              February 28, 1997   May 31, 1996
Current assets:
 Cash and cash equivalents                    $   94,768          $  154,363

 Accounts receivable:
  Trade, net of allowances for doubtful
   accounts of $7,022                          1,237,168             779,954
  United States Government                       271,219             210,103
  Inventories                                  1,832,658           2,553,415
  Prepaid expenses                                18,252               5,674
  Income taxes receivable                         24,759             118,594
  Deferred federal income taxes                  100,320             100,320
                                              ----------           ---------
  Total current assets                         3,579,144           3,922,423
                                              ----------           ---------
 Property and equipment, net                   3,535,829           3,806,284
                                              ----------           ---------
 Total assets                                 $7,114,973          $7,728,707
                                              ==========          ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Notes payable                                $  615,000          $1,390,000
  Current portion of long-term debt              224,348             225,037
  Accounts payable                               499,786             381,446
  Accrued expenses                               437,243             453,499
  FIT payable                                    (11,689)                  -
                                              ----------          ----------
Total current liabilities                      1,764,688           2,449,982
                                              ----------          ----------
Long-term liabilities
 Long-term debt, less current portion          1,688,759           1,868,367
  Notes payable to shareholder                   800,000             800,000
  Deferred federal income taxes                  431,677             425,375
                                              ----------          ----------
Total long-term liabilities                    2,920,436           3,093,742
                                              ----------          ----------
Total liabilities                              4,685,124           5,543,724
                                              ----------          ----------
Shareholders' equity
 Preferred stock, $2.00 par, 2,000,000
  shares authorized,no shares issued
   and outstanding                                      -                  -
 Common stock, $2.00 par, 6,000,000 shares
  authorized, 906,506 shares issued and
   outstanding                                  1,813,012          1,813,201
 Additional paid in capital                       126,560            126,381
 Retained earnings                                490,277            245,401
                                               ----------         ----------
Total shareholders' equity                      2,429,849          2,184,983
                                               ----------         ----------
Total liabilities and shareholders' equity     $7,114,973         $7,728,707

          See accompanying notes to consolidated financial statements.


                               CABRE CORP AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS

              For the Quarters Ended February 28, 1997 and February 29, 1996

                                     (Unaudited)

                            Nine Months Ended            Three Months Ended

                        Feb 28,1997   Feb 29,1996    Feb 28,1997   Feb 29,1996
Sales and contract
revenues                 $6,746,612   $8,304,096     $1,677,000    $3,313,086
Cost of sales and
contracts                 5,404,110    7,513,492      1,326,419     2,999,444
                         ----------   ----------     ----------    ----------
Gross profit              1,342,502      790,604        350,581       313,642
Sales and administrative
 expenses                   745,499      754,777        228,693       154,124
                         ----------   ----------     ----------    ----------
Operating profit            597,003       35,827        121,888       159,518
                         ----------   ----------     ----------    ----------
Other income (expense):
 Interest expense          (220,672)    (425,906)       (66,087)     (116,874)
 Interest income                793       16,299            134         4,347
 Loss on disposal of
  assets                          -      (28,014)             -             -
 Other                       (6,107)        (500)        (9,337)       (1,711)
                          ----------    ---------      ---------    ---------
Total other income
 (expense)                 (225,986)    (438,121)       (75,290)     (114,238)
Income (loss) from
 continuing operations
 before income taxes        371,017     (402,294)        46,598        45,280
Provision (benefit) for
 income taxes               126,146     (138,000)        15,850        16,000
                         ----------   ----------      ---------    ----------
Net income (loss)        $  244,871   $ (264,294)     $  30,748    $   29,280
                         ==========   ==========      =========    ==========
Earnings (loss) per
 share:
 Net income (loss)       $      .27   $    (0.29)     $     .03    $     0.03
                         ==========   ==========      =========    ==========
Weighted average shares     906,506      906,591        906,506       906,591

         See accompanying notes to consolidated financial statements


                          CABRE CORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (Unaudited)
                                                  Nine Months Ended
                                      February 28, 1997      February 29, 1996
                                      -----------------      -----------------
Cash flows from operating activities:
Net income (loss)                     $    244,871           $   (264,294)
 Adjustments to reconcile net
  income to net cash provided (used)
   by operating activities:
    Depreciation and amortization          276,166                314,362
    Changes in assets and liabilities:
     Accounts receivable                  (523,734)              (984,444)
     Inventories                           726,161              2,216,363
     Prepaid expenses                      (12,578)                (5,028)
     Accounts payable and accrued
      expenses                             102,089                562,299
     Federal income taxes
      payable/receivable                    88,448                 20,874
                                       -----------            -----------
  Net cash provided by operating
   activities                              901,423              1,860,132
                                       -----------            -----------
Cash flows from investing activities:
 Purchase of property and equipment         (5,711)                     -
                                       -----------            -----------
Cash flows from financing activities:
 Net borrowings (payments) under bank
  lines of credit                         (775,000)            (1,600,000)
 Principal payments on long term debt     (180,297)              (340,867)
   Purchase of treasury stock                  (10)                     -
                                       -----------             -----------
 Net cash provided (used) by
  financing activities                    (955,307)             (1,940,867)
                                       -----------             -----------
 Net increase (decrease) in cash and
  cash equivalents                         (59,595)                (80,735)
  Cash and cash equivalents at
   beginning of period                     154,363                 154,027
                                       -----------            ------------
   Cash and cash equivalents at end
    of period                           $   94,768             $    73,292
                                        ==========             ===========
Supplemental disclosure of cash flow
 information:
 Cash paid during the period for:
  Interest (none capitalized)           $  220,672             $   425,906
   Income taxes                             75,000                       -

            See accompanying notes to consolidated financial statements.

                              CABRE CORP AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       (Unaudited)

1.	Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 28, 1997, the results of operations for the three months and nine months ended February 28, 1997 and February 29, 1996, and the cash flows for the nine months ended February 28, 1997 and February 29, 1996. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's audited financial statements for its fiscal year ended May 31, 1996.

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

3.	Current Assets

Inventories included in the consolidated balance sheet consist of the following:

                       		 February 28, 1997	        May 31, 1996

	Raw materials	           $ 488,558	                $   675,876
	Work in process	           995,286	                    859,120
	Finished goods             348,814	                  1,018,419
                          ---------                 -----------
                          1,832,658	                  2,553,415

4.	Short Term Liabilities

The notes payable consists of a revolving note payable to a bank with a maximum amount of $2,000,000. The credit line is secured by collateral consisting of Antenna Products Corporation's inventories and accounts receivable and is guaranteed by a principal shareholder.

5.	Long Term Liabilities

Long-term liabilities consists of four notes payable as follows.

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

A note payable to a finance company payable in monthly installments of $12,429 including interest at 9.05% until March 1999, collateralized by Thirco equipment.

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


Results of Operations

Third Quarter Ended February 28, 1997 Compared to Third Quarter Ended February 29, 1996

The Company's net profit for the quarter ended February 28, 1997 was $30,748 compared to a net profit of $29,280 for the quarter ended February 29, 1996. The slight increase in profitability was the result of improved performance of Antenna Products during a period of lower sales for both Antenna Products and Metal Finishing. Overall sales were 49% lower this quarter with $1.68 million total deliveries in the third quarter of fiscal year 1997 compared to $3.31 million of deliveries for the same time period of fiscal year
1996.

Sales and administrative expenses were higher in the third quarter of fiscal year 1997, $229 thousand versus $154 thousand in the third quarter of fiscal year 1996. The continued reduction of the revolving credit line balance resulted in a decrease in interest expense in the third quarter of fiscal year 1997, $66 thousand verses $117 thousand in the same time period of fiscal year 1996.

Nine Months Ended February 28, 1997 Compared to Nine Months Ended February 29, 1996

For the nine month period ending February 28, 1997 the net profit was $244,871 compared to a net loss of ($264,294) in the same nine month period of 1996. Sales in the first nine months of fiscal year 1997 were 19% lower than in the first nine months of fiscal year 1996. The gross profit margin for the first nine months was 20% compared to 10% for the first nine months of last year. Sales and administrative expenses as a ratio to sales were 11% in the first nine months of this year compared to 9% in the same period last
year.   Warranty charges of $46,063 were slightly lower than last year's rate of $53,534 for the same time period, but continued to average 1% of sales. Discretionary product development spending in the first nine months of this year was $211,912, or 3% of sales, unchanged from 3% of sales during the comparable period last year.

Development of the new line of commercial antennas for the wireless telecommunications industry continued in the third quarter.
Antenna Products currently has over 32 different models of directional or sector antennas available for the new personal communications system (PCS) frequency range of 1850-1990 MHz. These antennas have horizontal beam widths of 65 degrees, 70 degrees, 80 degrees and 90 degrees with the gain ranging from 6 dBd to 17 dBd. Four omnidirectional PCS antennas are also available with the gain varying from 6 dBd to 9 dBd. Two models of the PCS sector antennas were delivered to five potential customers during the third quarter for field test and evaluation. Additional PCS antennas are scheduled for installation and test at five more customer sites in the fourth quarter. Antenna Products will continue the advertising campaign in the wireless trade magazines and on the Antenna Products Internet web page at: //www.antennaproducts.com in the fourth quarter. Response to the initial advertising in February has been good.

Development of automatic meter reading (AMR) omnidirectional and sector antennas also continued in the third quarter. The AMR antennas operate in the
frequency range of 1410-1450 MHz.   Antenna Products is currently developing
two new directional models of the AMR antennas for a customer requirement. The antennas are scheduled for delivery for customer evaluation in the fourth quarter. An order for twenty additional AMR antennas was received in the third quarter. Antenna Products will deliver these antennas in the fourth quarter.

Liquidity and Capital Resources

The Company's current assets total $3,579,144 as of February 28, 1997 with $3,341,045 in inventory and accounts receivable. Accounts receivable are $1,508,387 at the quarter ending February 28, 1997 compared to $990,057 at fiscal 1996 year end. Net inventories have decreased from $2,553,415 at May 31, 1996 to $1,832,658 due to a large shipment on a major program in the first quarter. Cash accounts have decreased $59,595 from May 31, 1996. There were nominal capital additions during this period. Current liabilities of the Company decreased $685,294 from fiscal year end due to the net decrease in notes and expenses.

Management believes that cash flows from operations of the operating subsidiaries and current cash balances, together with available lines of credit, will be sufficient to fund operations and expenses for the near and mid term future. On September 30, 1996, Antenna Products renewed its annual working credit line of $2.0 million with loan advances subject to a borrowing base formula applied to inventory and receivable balances. The Company at February 28, 1997 had $1,385,000 remaining in loan availability against this revolving credit line.


                        CABRE CORP AND SUBSIDIARIES
                        PART II - OTHER INFORMATION

No Applicable Items.


                             SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        			Cabre Corp



Date:  April 14, 1997                 s/o/f:  Clark D. Wraight
		                                            Vice President
	                                            	and Principal Financial Officer











0