Form 10KSB
period 1997-05-31
CABRE CORP
filed 1997-08-27
CIK 724267

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                   FORM 10-KSB
  (Mark One)
      [x]	 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED)

                     For the Fiscal Year Ended May 31, 1997
                                       OR
      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

                               Title of each class

                        Common Stock, $2.00 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of July 31, 1997, there were outstanding 906,464 shares of the registrant's common stock, par value $2.00, which is the only class of common stock of the registrant. As of that date, and based on the closing bid price, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $549,572.

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

Antenna Products' customer base is primarily government and government prime contractor focused, although a limited industrial and commercial market exists. Antenna Products' market is international in scope. The company currently focuses on exploiting the domestic market and has a limited amount of foreign sales. The specialized needs of the company's customers and the technology required to meet those needs change constantly. Accordingly, the company stresses its engineering, installation, service and other support capabilities. The Company uses its own sales and engineering staff to service its principal markets. Many of the Company's contracts are large relative to total annual sales volume and therefore the composition of the customer base is different year to year. In 1997 the U.S. Government was the single largest customer, and accounted for 40% of the sales volume. Wilcox Electric totaled 17% of sales. Orders for equipment in some of these product categories are in backlog and, therefore, the U.S. Government and Wilcox Electric are expected to be major clients again in 1998.

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

Antenna Products plans to reinvest from 2% to 5% of sales in research and development projects, and bid and proposal activities. The mix of expenditures between the two areas in any given year is a function of the demand for new independently developed innovative systems and the level of requirements solicited. In 1997 Antenna Products invested 3.1% of sales to independent research and development (R&D). The level of expenditures as a ratio to sales is expected to continue at this level in 1998. The level of expenditures for R&D in 1996 and 1995 were 2.4% of sales and 5.0% sales, respectively. The company does not consider patents to be material to its operations nor would the loss of any patents adversely affect operations.

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

Thirco, Inc.

Thirco, Inc. was formed on November 1, 1993 as a Delaware company to purchase and lease equipment and facilities to the other operating units of Cabre.
The primary lease arrangements are with Antenna Products. Thirco will occasionally assist in servicing the banking needs of Cabre's operating units. Since all activity is internal to Cabre and its operating
subsidiaries, financial data is consolidated with Cabre.   Thirco does not
intend to engage in any outside business transactions.

Seasonality

Cabre's businesses are not dependent on seasonal factors.

Backlog

The backlog of orders on July 31, 1997 at Antenna Products amounted to approximately $5.2 million. Backlog of orders at July 31, 1996 was approximately $3.1 million. About 90% of the current backlog will be delivered in the 1998 fiscal year. As a service provider Metal Finishing has no recorded backlog.

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

Employees

As of July 31, 1997, subsidiaries of Cabre employed a total of 112 employees; 101 at Antenna Products and 11 at Metal Finishing. 18 were employed in administrative functions, 13 in engineering and support roles, and 81 in operational categories. None of the company's employees are subject to collective bargaining agreements.

Foreign Sales

Antenna Products' sales in international markets are primarily to foreign governments or prime contractors to foreign governments, and as such represents a small percentage of the overall Company annual volume. The level of profits from and the commitment of assets to this portion of the business is no greater or no less than that of other market segments. International sales for 1997, 1996, and 1995 were 8.6%, 5.0%, and 5.5%, respectively, of total sales.

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

Item 3.  LEGAL PROCEEDINGS

A customer of Antenna Products has made a warranty claim for an unspecified amount.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal year 1997.

Item 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officers of Cabre Corp are selected and/or reaffirmed by the Board of Directors at the first meeting after the annual shareholders meeting to serve at the discretion of the Board of Directors.

Name			               Age		    Position
Gary W. Havener		     56		     President and Chief Executive Officer
Clark D. Wraight		    53		     Vice President and Secretary Treasurer

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

Effective June 16, 1994 Cabre Corp stock was reverse split one share for each twenty outstanding. Trading was based on 943,533 total common stock, par $2.00, outstanding until July 19, 1995 when 36,943 shares of Cabre stock were retired. March 18, 1996 Cabre Corp made a $2.00 per share tender offer to those shareholders holding 10 shares or less. A total of 80 shares were retired due to this tender offer. An additional $2.00 per share tender offer was made to those shareholders holding 10 shares or less on February 28, 1997. A total of 35 shares were retired due to this tender offer. Since April 16, 1997 trading is based on 906,471 outstanding shares.

The table below presents the high and low prices for the last two fiscal years and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                        					BID
Quarter Ended			          High	    	Low
August  1995			           1 5/8
November 1995			          1	      	 1
February 1996			          1	      	 5/8
May 1996			               1 1/2		   3/4
August 1996			            1 1/8		   7/8
November 1996			          1 9/16		  1 3/16
February 1997			          1 1/2		   1 7/16
May 1997			               3 1/4		   2 1/8


Holders

At July 31, 1997 there were approximately 484 holders of record of common stock.

Dividends

Cabre Corp has never paid a regular cash dividend on common stock and has no plans to institute payment of regular dividends.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
	        RESULTS OF OPERATIONS

Selected Financial Data

The following table presents selected financial data of Cabre Corp. The historical data (years 1993 - 1996) represents the audited data for the subsidiary Antenna Products Corporation and as such the number of common shares have been adjusted as if the merger with Cabre Corp had been effective as of the year ending 1993. This historical data should be read in conjunction with Consolidated Financial Statements and the Related Notes thereto in Item 7.

                         					FISCAL  YEAR  ENDING  MAY  31
                              -----------------------------
                  1997       	1996   		   1995   	   	1994	      	1993

Net Sales		       $ 8,475,171	$10,572,140	$13,099,671	$12,312,099	$9,396,731
Income from
 continuing
  operations		    $263,246	   ($57,861)	  $141,679	   $463,436	   $303,469
Income per share
 from continuing
  operations (1)  $.29		      ($.06)		    $.15		      $0.52 		    $0.35
Total Assets		    $7,173,697	 $ 7,728,707	$10,102,631	$8,623,717	 $6,115,833
Long Term Debt		  $2,421,956	 $ 2,668,367	$2,814,895	 $2,079,166	 $2,015,549
Dividends Per
Common Share (1)	 $0.00  		   $0.00		     $0.00		     $0.00		     $0.00

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

Year ended May 31, 1997 ("1997") Compared with Year Ended May 31, 1996 ("1996")

Antenna Products Corporation

Net sales decreased by $2.0 million or 20% to $8.0 million in 1997. Orders increased 13% from $8.7 million in 1996 to $9.9 million in 1997. The ending backlog of firm orders at year end was $5.1 million, up 38% from the
prior year end backlog of $3.7 million.   Orders and backlog increased due to
the subsidiary's success in commercial markets in 1997.

Gross margin rates increased from 11.6% in 1996 to 20.7% in 1997 as a result of the reorganization of the subsidiary in 1996. Sales and administrative expenses were $1.0 million or 12.8% of sales in 1997. In 1996, sales and administrative expenses were $838 thousand or 8.4% of sales. R&D activity decreased slightly from $251 thousand or 2.4% of sales in 1996 to $224 thousand or 2.7% of sales in 1997.

The R&D effort on a new motorized telescopic mast was completed and the first production units were delivered in 1997. Additional units are on order for delivery in 1998.

Antenna Products also completed the development of a new line of commercial antennas for the wireless communication industry. A total of 30 different models of directional or sector antennas are currently available from Antenna Products for the new personal communications system (PCS) frequency range of 1850-1990 MHz. These antennas have horizontal beam widths of 65 to 90 degrees with the gain ranging from 4 dBi to 20 dBi. Six omnidirectional PCS antennas are also available with varying degrees of electrical downtilt and gain varying from 4 dBi to 11 dBi. The sector and omnidirectional antennas have successfully completed environmental testing at an independent laboratory and the first production units have been delivered for field installation.

In addition, six new models of automatic meter reading (AMR) omnidirectional and sector antennas that operate in the frequency range of 1410-1450 MHz have been developed. Forty two of these antennas were delivered in 1997.

Net interest expense decreased from $417 thousand to $205 thousand as the demand for cash lessened and the revolving loan line was paid down. The subsidiary experienced a net profit of $283 thousand compared to a net loss of $67 thousand in 1996. The subsidiary is expected to continue to be profitable in 1998.

Metal Finishing Corp

Net sales decreased from $616 thousand in 1996 to $509 thousand in 1997. Sales and administrative expenses were $121 thousand in 1997 compared to $158 thousand in 1996. Net interest expense was $62 thousand in 1997 compared to $77 thousand in 1996. Operations in 1997 resulted in a net loss of $60 thousand compared to a net loss of $42 thousand in 1996.

Cabre Corp consolidated sales from operations were $8.5 million with an income before taxes of $409 thousand in 1997. This compares to $10.6 million in consolidated sales with a loss of $69 thousand before taxes in 1996. Net income for 1997 was $263 thousand compared to a net loss of $58 thousand in 1996.

Year Ended May 31, 1996 ("1996") Compared With Year Ended May 31, 1995 ("1995")

Net sales decreased $2.5 million or 19% to $10.6 million due to the reduction in government procurements in 1995 and 1996. Orders for the year were $8.7 million compared to $8.8 million in 1995. Gross margin rates decreased from 25.8% in 1995 to 12.6% in 1996. Selling and administrative expenses decreased from $2.70 million in 1995 to $880 thousand in 1996. Expenses decreased due to the reorganization of Antenna Products. Research and development expenses decreased from 5.0% of sales or $640 thousand in 1995 to 2.4% of sales or $251 thousand in 1996. Net interest expense was $521 thousand compared to $593 thousand in 1995. Operations in 1996 resulted in a net loss of $58 thousand compared to a net loss of $337 thousand in 1995.

Liquidity and Capital Resources

Funds generated from company operations are the major internal sources of liquidity and are supplemented by funds derived from capital markets, principally bank facilities. The Company has available for the funding of its operations a $2.0 million revolving demand line of credit guaranteed by a principal shareholder. The credit line is regulated under a borrowing base formula using inventories and accounts receivable as collateral. The interest rate is established as one percentage point over Wall Street prime and is subject to a loan agreement with restrictive covenants. The most restrictive financial covenant requires Antenna Products to maintain $1.5 million in tangible net worth and $1.0 million of working capital. At May
31, 1997 Antenna Products had equity of $1.99 million and working capital of $2.14 million. As of July 31, 1997, the Company had drawn $910 thousand of the $2.0 million line of credit with $1.1 million available and unused. The revolving credit line agreement is renewable in September, 1997. The Company anticipates renewal of this credit line and has projected that the credit available is sufficient to cover the financing needs of the Company in 1998.

Net cash flow from operations was a positive $972 thousand in 1997 compared to a positive $2.37 million in 1996. The significant change in cash flow resulted from the overall decrease in volume. Inventory decreased $134 thousand compared to a decrease of $969 thousand in 1996. Accounts payable decreased $139 thousand and accounts receivable decreased $48 thousand. In 1996, accounts payable decreased $21 thousand and accounts receivable increased $781 thousand. Cash and cash equivalents at the end of the year were $90 thousand, a decrease from $154 thousand at the end of the prior year.

Capital expenditures for 1997 were limited to $23 thousand. The Company anticipates that the existing facilities and equipment are adequate to handle the projected volumes in 1998 and intends to limit the 1998 capital program to less than $100 thousand for replacement items.

The Company has a long-term bank note for $1.2 million collateralized by the Antenna Products plant, property, and equipment. The current balance is $965 thousand with payments amortized over 20 years ending in 2011. The interest is variable at one half point over prime interest rate with the note supported by an FmHA guarantee under the federal guidelines of a rural business industry loan. The note is guaranteed by a principal shareholder. Antenna Products also has an $800 thousand note to a principal stockholder on which it pays interest at the prime interest rate. The commencement of principal payments are prohibited under the terms of the bank note until the bank debt is first paid.

The Company has a long-term bank note for $450 thousand collateralized by Metal Finishing equipment and machinery. Interest is variable at one point over prime with payments amortized over ten years ending in 2004. The balance at year end was $375 thousand. The Company also has a note to the prior owner of the Metal Finishing operation for $340 thousand collateralized by the Metal Finishing facility. Interest is variable at one point over prime with payments amortized over ten years ending in 2004. The balance on the note at year end was $255 thousand.

The Company does not expect any changes in payments or other provisions of the loan agreements now in place.

Item 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements listed in Item 14 are included in this report on pages F-1 through F-12.

Item 8. 	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        	FINANCIAL DISCLOSURE

None

                                    PART III

Item 9. 	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information is included in Part I as Item 4A., entitled "Executive Officers of the Registrant", and will be included in the definitive Proxy Statement dated August 16, 1997 as filed with the Securities and Exchange Commission, and is incorporated herein by reference.

Item 10.  EXECUTIVE COMPENSATION

This information will be included in the Company's definitive Proxy Statement dated August 16,1997 filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information will be included in the Company's definitive Proxy Statement dated August 16,1997 filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information will be included in the Company's definitive Proxy Statement dated August 16,1997 filed with the Securities and Exchange Commission and is incorporated herein by reference.


                                  PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

	(a)	The following documents are filed as part of this report:

    	1. 	Financial Statements.  The following consolidated financial statements of Cabre Corp and subsidiaries and independent auditors' report are presented on pages F-1 through F-12:

        	Consolidated Balance Sheets - May 31, 1997 and 1996

        	Consolidated Statements of Operations - Years Ended May 31, 1997 and
         1996.

        	Consolidated Statement of Shareholders' Equity -Years Ended May 31,
         1997 and 1996.

        	Consolidated Statements of Cash Flows - Years Ended May 31, 1997, and
         1996.

        	Notes To Consolidated Financial Statements

        	Independent Auditors' Report

	2. 	Financial Statement Schedules.  Not applicable.

   		All other schedules have been omitted because the required information is shown in the consolidated financials or notes thereto, or they are not applicable.

	3.  Exhibits

	    None

     (b)  Reports On Form 8-K.

 	        None


                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  August 16, 1997.


                                   								Cabre Corp
					                            BY	S/O/F Gary W. Havener
                                          ---------------------
						                              Principal Executive Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature				                      Title					                      Date



S/O/F: Clark D. Wraight         Principal Financial Officer			August 16, 1997
					  ----------------         and Director


S/O/F:  Sam B. Ligon            Director					                 August 16, 1997
       ----------------






                                 CABRE CORP
                                  _______




                       CONSOLIDATED FINANCIAL STATEMENTS
                  for the years ended May 31, 1997 and 1996





                          CABRE CORP AND SUBSIDIARIES
                 Index To Consolidated Financial Statements



			                                                                  Page
Independent Auditors' Report		                                       F-2
                                                         (Filed as EX-99)
 Financial Statements:
  Consolidated Balance Sheets - May 31, 1997 and 1996		              F-3
  Consolidated Statements of Operations -		                          F-4
   years ended May 31, 1997 and 1996
  Consolidated Statements of Shareholders' Equity-		                 F-5
   years ended May 31, 1997 and 1996
  Consolidated Statements of Cash Flows -		                          F-6
   years ended May 31, 1997 and 1996
  Notes to Consolidated Financial Statements		                       F-7



                           CABRE CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                              May 31, 1997 and 1996

                                       ASSETS

                                                  1997              1996
                                                  ----              ----
Current assets:
 Cash and cash equivalents                       $    90,461     $    154,363
   Accounts receivable:
    Trade, net of allowances for
     doubtful accounts of $59,822 in 1997 and
      7,022 in 1996                                  835,828          779,954
      United States Government                       196,815          210,103
   Inventories                                     2,419,086        2,553,415
   Prepaid expenses and other assets                   8,162            5,674
   Income taxes receivable                                 -          118,594
   Deferred income taxes                             162,609          100,320
                                                 -----------      -----------
    Total current assets                           3,712,961        3,922,423

   Property and equipment, net                     3,460,736        3,806,284
                                                 -----------      -----------
                                                 $ 7,173,697      $ 7,728,707
                                                 ===========      ===========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Notes payable                                   $  615,000       $ 1,390,000
 Current portion of long-term debt                  233,796           225,037
 Accounts payable                                   502,733           381,446
 Accrued expenses                                   471,204           453,499
 Income taxes payable                                11,225                 -
                                                 ----------       -----------
  Total current liabilities                       1,833,958         2,449,982
                                                 ----------       -----------
  Long-term debt, less current portion            1,621,956         1,868,367
  Note payable to shareholder, less
   current portion                                  800,000           800,000
  Deferred income taxes                             469,644           425,375
                                                 ----------       -----------
   Total long-term liabilities                    2,891,600         3,093,742
                                                 ----------       -----------
   Total liabilities                              4,725,558         5,543,724
                                                 ----------       -----------
Commitments and contingencies (Note 10)                   -                 -

Shareholders' equity:
 Preferred stock, $2.00 par, 2,000,000
  shares authorized, no shares issued and
   outstanding                                            -                 -
 Common stock, $2.00 par, 6,000,000 shares
  authorized, 906,466 shares in 1997 and
   906,511 shares in 1996 issued and
    outstanding                                   1,813,111         1,813,201
 Additional paid-in capital                         126,381           126,381
 Retained earnings                                  508,647           245,401
                                                 ----------        ----------
  Total shareholders' equity                      2,448,139         2,184,983
                                                 ----------        ----------
                                                 $7,173,697        $7,728,707
                                                 ==========        ==========

         See accompanying notes to consolidated financial statements.

                          CABRE CORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   For the Years ended May 31, 1997 and 1996

                                              1997             1996
                                              ----             ----
Sales and contract revenues                   $ 8,475,171      $10,572,140
Cost of sales and contracts                     6,721,847        9,235,375
                                              -----------      -----------
 Gross profit                                   1,753,324        1,336,765

Sales and administrative expenses               1,056,264          880,266
                                              -----------      -----------
 Operating profit                                 697,060          456,499
                                              -----------      -----------
Other income (expense):
 Interest expense                                (297,256)        (520,637)
 Interest income                                      779            9,709
 Loss on disposal of assets                             -          (35,128)
 Other                                              8,472           20,598
                                              -----------      -----------
Total other income (expense)                     (288,005)        (525,458)
                                              -----------      -----------
 Income (loss) before income taxes                409,055          (68,959)

Provision (benefit) for income taxes              145,809          (11,098)
                                              -----------      -----------
 Net income (loss)                            $   263,246      $   (57,861)
                                              ===========      ===========
 Earnings (loss) per common share:            $       .29      $     (.06)


           See accompanying notes to consolidated financial statements.

                         CABRE CORP AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY

                  For the Years ended May 31, 1997 and 1996


                                 Common Stock
                                 ------------
                                                Additional
                          Number                Paid In   Retained
                          of Shares  Amount     Capital   Earnings  Total
                          ---------  ------     -------   --------  -----
Balance, May 31, 1995     906,591    $1,813,361 $126,381  $303,262  $2,243,004

Retirement of stock           (80)         (160)       -         -        (160)

Net loss                        -             -        -   (57,861)    (57,861)
                          -------    ----------  -------  ---------  ----------
Balance, May 31, 1996     906,511     1,813,201  126,381    245,401   2,184,983

Retirement of stock           (45)          (90)       -          -         (90)

Net income                      -             -        -    263,246     263,246
                          -------    ----------  -------  ---------  ---------
Balance, May 31, 1997     906,466    $1,813,111  $126,381 $ 508,647  $2,448,139
                          =======    ==========  ======== =========  ==========

        See accompanying notes to consolidated financial statements.


                           CABRE CORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the Years ended May 31, 1997 and 1996

                                                     1997           1996
                                                     ----           ----
Cash flows from operating activities:
Net income (loss)                                   $   263,246    $   (57,861)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
   Depreciation and amortization                        368,224        370,322
   Deferred federal income tax                           23,458         66,334
   Loss on sale of assets                                     -         35,128
   Changes in assets and liabilities
    Accounts receivable                                 (47,990)       780,927
    Inventory                                           134,329        968,793
    Payments received                                     5,404        (30,934)
    Prepaid expenses                                     (2,488)        12,298
    Accounts payable and accrued expenses               138,992         21,213
    Income taxes payable/receivable                      88,341        205,569
                                                     ----------     ----------
 Net cash provided by operating activities              971,516      2,371,789
                                                     ==========     ==========

Cash flows from investing activities:
 Purchase of property and equipment                     (22,676)       (48,238)
 Proceeds from sale of assets                                 -         56,352
                                                     ----------     ----------
 Net cash provided (used) by investing activities       (22,676)         8,114
                                                     ----------     ----------
Cash flows from financing activities:
 Net payments under bank lines of credit               (775,000)    (2,010,000)
 Issuance of long-term debt                                   -        400,000
 Principal payments on long-term debt                  (237,652)      (769,407)
 Purchase of common stock                                   (90)          (160)
                                                     -----------    -----------
 Net cash used by financing activities               (1,012,742)    (2,379,567)
                                                     ----------     -----------
 Net increase (decrease) in cash and cash equivalents   (63,902)           336
 Cash and cash equivalents at beginning of period       154,363        154,027
                                                     ----------     ----------
 Cash and cash equivalents at end of period          $   90,461     $  154,363
                                                     ==========     ==========
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest (none capitalized)                        $  296,236     $  520,637
  Income taxes                                          100,000         11,120


         See accompanying notes to consolidated financial statements.

                          CABRE CORP AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended May 31, 1997 and 1996

1.	Business

The Company operates as a "Holding" company with Antenna Products
Corporation, Thirco, Inc. and Metal Finishing Corp. as its wholly owned subsidiaries. Antenna Products and Metal Finishing Corp. are operating subsidiaries with Thirco serving as an equipment leasing company to Cabre's operating units.

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

Following is a schedule of the Company's sales to major customers, as a percentage of total sales:

                                     				     Year ended May 31
                                              -----------------
	                                             1997	        1996
                                              ----         ----
		Federal Government	                         40%         	48%
		Marconi Communications	                     *	           11%
		Wilcox Electric	                            17%	         12%

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

Income Taxes

The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109) which utilizes the asset and liability method of computing deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

Research and Development Costs

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the years ended May 31, 1997 and 1996 were $224,300 and $250,515, respectively.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and certificates of deposit with original maturities of three months or less.

Shares, Per Share Data, Earnings (Loss) Per Share

Earnings (loss) per share are computed by dividing net income (loss) available for common stock by the weighted average number of common shares outstanding during the year. Weighted average shares outstanding were 906,466 and 906,511 for the years ended May 31, 1997 and 1996, respectively.

3.	Inventories

The major components of inventories are as follows:

                                		                 1997	       1996
                                                   ----        ----
	Raw materials	                               $    975,492	  $   675,876
	Work in process	                                  792,471	      859,120
	Finished goods	                                   651,123	    1,018,419
                                              ------------   -----------
	                                             $  2,419,086	    2,553,415
	                                             ============   ===========

Certain allocable overhead costs such as depreciation, insurance, property taxes and utilities are included in inventory based upon percentages developed by the Company. The aggregate amount of these costs included in inventory during the years ended May 31, 1997 and 1996 were $368,225 and $443,145, respectively.

4.	Property and Equipment

The following is a summary of the Company's property and equipment:
                            		Estimated
		                            Useful Life         1997          1996
                              -----------         ----          ----
	Land	                             __         	$  475,136    	$  475,136
	Buildings and improvements	   15 - 30 years    2,023,217      2,023,217
	Machinery and equipment	      10 years         3,308,302      3,285,625
	Automobiles and trucks	       3 years             97,328         97,328
	Office furniture and fixtures	10 years           615,788        615,788
                                                ---------      ---------
		                                              6,519,771      6,497,094
	Less accumulated depreciation	                (3,059,035)    (2,690,810)
                                               ----------     -----------
	Net property and equipment	                   $3,460,736     $3,806,284
                                               ==========     ==========
5.	Notes Payable
At May 31, 1997 notes payable consist of a revolving note payable to a bank, maximum amount $2,000,000, interest payable monthly at the prime rate plus 1%
until September 30, 1997, when any unpaid principal and interest shall be due.

Prime rate was 8.50% and 8.25% at May 31, 1997 and 1996,  respectively.

Borrowings under the revolving note payable are collateralized by accounts receivable and inventories and cannot exceed an amount determined by a formula based upon the amount of certain qualified receivables and inventories as defined in the loan agreement. At May 31, 1997, available borrowings under this credit facility were limited to the borrowing base amount of $2,130,000. Borrowings are guaranteed by a principal shareholder and the Company must maintain a minimum net worth of $1,250,000 and working capital of $750,000.

6.	Long-Term Debt
At May 31, 1997 and 1996, long-term debt consists of the following:

			                                                1997            1996
                                                   ----            ----
Subordinated note payable to a principal
shareholder.In the initial years only
interest (at the prime rate) is payable
with monthly principal payments scheduled
to begin	in June 1999 and maturing in May 2004.   	$    800,000 	 $    800,000

Note payable to a bank, guaranteed 80% by a
U.S. Government	Agency, payable $8,900 per
month, including interest at the prime rate
plus 1/2%; collateralized by certain real estate
and	fixtures and guaranteed by a principal
shareholder; the Company is required to maintain
$1,100,000 in working capital and $1,000,000
in equity.                                      		      964,673	     1,015,764

Note payable to an individual payable in
monthly installments of	$2,833 plus interest
at prime plus 1%, collateralized by a first lien
deed of trust on land and buildings.	 	                 255,010	       289,006

Note payable to a finance company payable in
monthly installments	of $12,429, including
interest at 9.47% until March 1999.		                   260,922        380,033

Note payable to a bank, payable in monthly
installments of $5,820,	plus interest at
prime plus 1%, collateralized by all machinery and
equipment, inventory and accounts receivable of
Metal Finishing Corp.	                                  375,147	       408,601
                                                      ---------      ---------
                                                      2,655,752	     2,893,404

Less current portion of long-term debt                  233,796  	     225,037
                                                      ---------      ---------
Non-current portion of long-term debt  	             $2,421,956    	$2,668,367
                                                     ==========     ==========

Maturities of long-term debt for each of the five years subsequent to May 31, 1997 are as follows (including $160,000 per year beginning in June 1999 for the shareholders note, although it is subordinated to the note payable to a bank):

          		1998	          $   233,796
	          	1999         	     242,388
            2000         	     278,383
		          2001	              285,653
		          2002	              293,596
		          Thereafter	      1,321,936

7.	Income Taxes

Components of the net income tax expense (benefit) for the years ended May 31, 1997 and 1996 are as follows:

                                         				    1997   	       1996
                                                 ----           ----
Income taxes at statutory
 rate on income (loss) before income taxes  	$  139,000	     $   (18,135)
Non-deductible losses		                  	        6,809	           7,037
                                             ----------      -----------
 Total provision (benefit)		               	$   145,809	     $   (11,098)
                                            ===========      ===========
Deferred portion of provision		             $    23,458     	$    66,334
Current portion (benefit)                       122,351   	      (77,432)
                                            -----------      -----------
	Total 	        	                           $   145,809     	$   (11,098)
                                            ===========      ===========
The components of the deferred income tax provision (benefit) at May 31, 1997 and 1996 are as follows:

                                   				         1997 	          1996
                                                ----            ----
	Accrued warranty claims		                $     (6,800) 	  $    (17,000)
	Provision for allowance for
	 valuation of inventory                 	     (10,200)          23,800
	Depreciation		                   	             56,700           59,900
	Bad debt provision			                         (17,952)               -
	Other		                   	                     1,710             (366)
                                           -----------     ------------
	 Total               		                 	$     23,458     $     66,334
                                          ============     ============

Components of the net deferred tax liability at May 31,1997 and 1996 are as follows:

                                 				        1997	            1996
                                             ----             ----
	Deferred tax liability for
  taxable temporary differences       	$   469,644        $   425,375
	Deferred tax assets for deductible
	 temporary differences		             	   (162,609)          (100,320)
                                       ------------       ------------
			               	                    $   307,035        $   325,055
                                       ============       ============

Taxable temporary differences arise from differences between depreciation of property, plant and equipment for tax and financial purposes. Deductible temporary differences result from differences in timing of deduction of certain expenses, principally warranties, bad debts and group insurance and from an inventory valuation allowance for financial statement purposes.

8.	Profit Sharing Plan

The Company has an employee profit sharing plan under Section 401(k) of the Internal Revenue Code. All employees with a minimum of one year of employment are eligible to participate. Employees may contribute to the plan up to 20% of their salary with a maximum of $9,500 in 1997 and 1996. The Company will match employee contributions for an amount up to 3% of each employee's salary if certain earnings requirements are met. Contributions are invested at the direction of the employee in one or more funds. Company contributions vest after three years of service. Company contributions amounted to $36,985 and $35,030 for the years ended May 31, 1997 and 1996, respectively.

9.	Segment Information

The Company has historically operated in one business segment, the manufacture of antenna systems, antenna towers, and communications accessories. Effective November 30, 1994, the Company also began to operate in the metal finishes market. The metal finishes segment amounted to less than 10% of the Company's consolidated operations during each year.

10.  Commitments and Contingencies

The Company is involved in certain legal actions arising from normal business
activities.  Outside counsel an	management believe that the outcome of such
proceedings will not materially affect the financial position or	results of
operations of the company.

Concentration of Credit Risk

The Company deposits its cash primarily in deposits with major banks. Certain cash deposits may occasionally be in excess of federally insured limits. The Company has not incurred losses related to its cash.

The Company sells many of its products to the U.S. Government, both military and civil agencies, and prime contractors. Although the Company might be directly affected by the funding of the defense industry, management does not believe significant credit risk exists at May 31, 1997.

Ongoing credit evaluations of customers' financial condition are performed and, generally, no collateral is required. The Company maintains reserves for potential credit losses and such losses have not exceeded management's expectations.

Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures
about Fair Value of Financial Instruments.  The estimated fair	value amounts
have been determined by the Company, using available market information and
appropriate	valuation methodologies.

The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents, receivables and accounts payable approximate carrying a value due to the short-term maturity of the instruments. The fair value of short-term and long-term debt approximate carrying value based on their effective interest rates compared to current market rates.