Form 10QSB
period 1997-08-31
CABRE CORP
filed 1997-10-15
CIK 724267

U.S. Securities and Exchange Commission
                            Washington D.C.  20549

                                 Form 10-QSB

(Mark One)
[X] 	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
           For the quarterly period ended August 31, 1997

[ ] 	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
	    For the transition period from ______________ to _______________
	       Commission file number 0-12866

                             CABRE CORP

     (Exact name of small business issuer as specified in its charter)

              Delaware                             					75-1907070

(State or other jurisdiction of incorporation          (IRS Employer
or organization)                                       Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 906,464 as of September 30, 1997.

                    CABRE CORP AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS

                  August 31, 1997 and May 31, 1997

                               ASSETS


                                          August 31, 1997         May 31, 1997
                                            (Unaudited)             (Audited)
                                          ---------------         ------------
Current assets:
  Cash and cash equivalents                $     72,450           $     90,461
  Accounts receivable:
    Trade, net of allowances for
     doubtful accounts of $59,822
      each year                               1,118,082                835,828
    United States Government                    363,633                196,815
  Inventories                                 2,694,199              2,419,086
  Prepaid expenses and other assets               7,003                  8,162
  Deferred income taxes                         162,609                162,609
                                           ------------           ------------
      Total current assets                    4,417,976              3,712,961
                                           ------------           ------------
Property and equipment, net                   3,378,973              3,460,736
                                           ------------           ------------
                                           $  7,796,949           $  7,173,697
                                           ============           ============

                     LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
  Notes payable                            $  1,155,000           $    615,000
  Current portion of long-term debt             231,147                233,796
  Accounts payable                              538,805                502,733
  Accrued expenses                              471,502                471,204
  Income taxes payable                           43,225                 11,225
                                           ------------           ------------
    Total current liabilities                 2,439,679              1,833,958
                                           ------------           ------------
Long-term debt, less current portion          1,560,343              1,621,956
Note payable to shareholder, less
 current portion                                800,000                800,000
Deferred income taxes                           469,644                469,644
                                           ------------           ------------
  Total long-term liabilities                 2,829,987              2,891,600
                                           ------------           ------------
  Total liabilities                           5,269,666              4,725,558
                                           ------------           ------------
Commitments and Contingencies                         -                      -

Shareholders' equity
  Preferred stock, $2.00 par,
    2,000,000 shares authorized,
     no shares issued and outstanding.                -                      -
  Common stock, $2.00 par, 6,000,000
   shares authorized 906,466 shares in
    May 1997 and 906,464 in August 1997       1,813,106              1,813,111
  Additional paid in capital                    126,381                126,381
  Retained earnings                             587,796                508,647
                                           ------------           ------------
       Total shareholders' equity             2,527,283              2,448,139
                                           ------------           ------------
                                           $  7,796,949           $  7,173,697
                                           ============           ============

            See accompanying notes to consolidated financial statements.


                          CABRE CORP AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                For the Quarters ended August 31, 1997 and 1996

                                  (Unaudited)

                                                   1997                 1996
                                                   ----                 ----
Sales and contract revenues                   $ 2,055,162          $ 2,984,839
Cost of sales and contracts                     1,641,618            2,421,786
                                              -----------          -----------
    Gross Profit                                  413,544              563,053

Sales and administration expenses                 207,551              253,005
                                              -----------          -----------
    Operating Profit                              205,993              310,048

Other income (expense):
  Interest expense                                (77,854)             (84,122)
  Interest income                                      19                  289
  Other                                            (7,022)              (2,424)
                                              ------------         -----------
Total other income (expense)                      (84,857)             (86,257)
                                              ------------         -----------
  Income before taxes                             121,136              223,791

Provision for income taxes                         42,000               76,939
                                              -----------          -----------
    Net income                                     79,136              146,852
                                              ===========          ===========
    Earning per common share                  $      0.09          $      0.16
                                              ===========          ===========

            See accompanying notes to consolidated financial statements.

                          CABRE CORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                For the Quarters ended August 31, 1997 and 1996

                                  (Unaudited)


                                                  1997              1996
                                                  ----              ----
Cash flows from operating activities:
Net income                                    $    79,136         $    146,852
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation                                    86,755               92,054
   Deferred federal income tax                          -                6,302
   Changes in assets and liabilities:
    Accounts receivable                          (449,072)            (420,373)
    Inventory                                    (275,113)             881,187
    Prepaid expenses                                1,159              (12,281)
    Accounts payable and accrued expenses          36,383               62,302
    Income taxes payable                           32,000               70,637
                                              -----------           ----------
  Net cash provided (used) by operating
   activities                                    (488,752)             826,680
                                              -----------           ----------
Cash flows from investing activities:
 Purchase of property and equipment                (4,992)              (5,711)
                                              -----------           ----------
Cash flows from financing activities:
 Net borrowings (payments) under
  bank line of credit                             540,000             (810,000)
 Purchase of treasury stock                            (5)                   -
 Principal payments on long term debt             (64,262)             (55,146)
                                              -----------           ----------
Net cash provided by financing activities         475,733             (865,146)
                                              -----------           ----------
 Net increase (decrease) in cash and
  cash equivalents                                (18,011)             (44,177)
  Cash and cash equivalents at beginning
   of period                                       90,461              154,363
                                              -----------           ----------
  Cash and cash equivalents at end of period  $    72,450           $  110,186
                                              ===========           ==========
Supplemental disclosure of cash flow
 information:
  Cash paid during the period for:
    Interest (none capitalized)               $    77,854           $   84,122
    Income taxes                                   10,000                    -

            See accompanying notes to consolidated financial statements.

                         CABRE CORP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATD FINANCIAL STATEMENTS
                                (Unaudited)

1.  Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 31, 1997, the results of operations for the three months ending August 31, 1997 and 1996, and the cash flows for the three months ended August 31, 1997 and 1996. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's audited financial statements for its fiscal year ended May 31, 1997.

2.  Business

Antenna Products Corporation
----------------------------
The Company operates as a "Holding" company with Antenna Products
Corporation, Metal Finishing Corp, and Thirco, Inc. As its subsidiaries. Antenna Products and Metal Finishing are operating subsidiaries with Thirco serving as an equipment leasing company to Cabre's operating units.

Antenna Products designs, manufactures and markets standard and custom antennas, guyed and self supported towers, monopoles, support structures, masts and communication accessories worldwide. Customers include the U.S. Government, both military and civil agencies, U.S. Government prime contractors and commercial clients. Examples of Antenna Products' U.S. Government supplied products include ground to air collinear antennas, instrument landing antennas and towers, fixed system multi-port antenna arrays, tactical quick erect antennas and masts, shipboard antenna tilting devices, transport pallets, surveillance antennas, antenna rotators, positioners and controls, and high power broadcast baluns. Examples of the company's commercial products include panel, sector, omnidirectional and closed loop PCS antennas, automatic meter reading (AMR), cellular, paging and yagi antennas, guyed towers, self supported towers and monopoles.

Metal Finishing Corp
--------------------
Metal Finishing Corp offers a wide range of metal plating, finishing, and surface enhancements. Industries serviced range from medical, electronics, oil patch, fastener, packaging, automotive to commercial as well as aerospace and defense contracted work. Metal finishing is the chemical science of electrolytically depositing thin layers of metals such as silver, zinc, cadmium, nickel or copper to base materials such as steel, aluminum, brass, etc. The deposits created are most often utilized for added corrosion and wear resistance as well as their ability to meet the required aesthetic values. Metal Finishing competes on the basis of cost and quality of service in a market with no dominant provider. Due to the nature of the service provided, inventory consists of small amounts of chemicals and metals.

Thirco, Inc.
------------
Thirco, Inc. was formed on November 1, 1993 as a Delaware company to purchase and lease equipment and facilities to the other operating units of Cabre. The primary lease arrangements are with Antenna Products. Thirco will occasionally assist in servicing the banking needs of Cabre's operating units. Since all activity is internal to Cabre and its operating subsidiaries, financial data is consolidated with Cabre. Thirco does not intend to engage in any outside business transactions.

Seasonality
-----------
Cabre's businesses are not dependent on seasonal factors.

Backlog
-------
The backlog of orders on September 30, 1997 at Antenna Products amounted to approximately $5.5 million. Backlog of orders at September 30, 1997 was approximately $2.6 million. About 90% of the current backlog will be delivered in the 1998 fiscal year. As a service provider Metal Finishing has no recorded backlog.

3.  Inventories

The major components of inventories are as follows:

             							August 31, 1997	       	May 31, 1997

	Raw materials					 $   512,791		            $   975,492
	Work in process	 				1,771,067         		       792,471
	Finished goods  					  410,341        		        651,123
                    -----------              -----------
							             $ 2,694,199		            $ 2,419,086

4.  Notes Payable

At August 31, 1997 notes payable consist of a revolving note payable to a bank, maximum amount $2,000,000, interest payable monthly at the prime rate plus 1% until September 30, 1997, when any unpaid principal and interest shall be due.

Prime rate was 8.50% and 8.25% at August 31, 1997 and 1996,  respectively.

Borrowings under the revolving note payable are collateralized by accounts receivable and inventories and cannot exceed an amount determined by a formula based upon the amount of certain qualified receivables and inventories as defined in the loan agreement. At August 31, 1997, available borrowings under this credit facility were limited to the borrowing base amount of $2,633,000. Borrowings are guaranteed by a principal shareholder and the Company must maintain a minimum net worth of $1,500,000 and working capital of $1,000,000.

5.	Long-Term Debt

	At August 31, 1997 and 1996, long-term debt consists of the following:

				                                                   1997        1996
                                                       ----        ----
	Subordinated note payable to a principal
 shareholder.In the initial years only interest
 (at the prime rate) is payable with monthly
 principal payments scheduled to begin
	in June 1999 and maturing in May 2004.				        $  800,000  	 $    800,000

	Note payable to a bank, guaranteed 80% by a
 U.S. Government Agency, payable $8,900 per
 month, including interest at the prime rate
 plus 1/2%; collateralized by certain real estate and
	fixtures and guaranteed by a principal shareholder;
 the Company is required to maintain $1,100,000
 in working capital and $1,000,000 in equity.				     950,283        1,007,984

	Note payable to an individual payable in monthly
 installments of $2,833 plus interest at prime
 plus 1%, collateralized by a first lien
	deed of trust on land and buildings.					            246,511	         280,507

	Note payable to a finance company payable in
 monthly installments of $12,429, including
 interest at 9.47% until March 1999.			               228,166	         349,615

	Note payable to a bank, payable in monthly
 installments of $5,820, plus interest at prime
 plus 1%, collateralized by all machinery and
	equipment, inventory and accounts receivable
 of Metal Finishing Corp.	                            366,530    	     400,151
                                                   ----------       ----------
										                                         $2,591,490	      $2,838,257
	                                                  ==========       ==========


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

Results of Operations
---------------------
First Quarter Ended August 31, 1997 Compared to First Quarter Ended August 31, 1996

The Company's net profit for the quarters ended August 31, 1997 was $79,136 compared to $146,852 in the quarter ended August 31, 1996. The decreased profitability was the result of lower sales in the first quarter. Overall sales were 31% lower this year with $2.06 million total deliveries in the first quarter of fiscal year 1998 compared to $2.98 million of deliveries for the same time period of fiscal year 1997. However, due to the nature of long term contracts, individual quarterly results may vary dramatically and not be indicative of a trend.

Sales and administrative expenses were lower in the first quarter of fiscal year 1998, $208 thousand versus $253 thousand in the first quarter of fiscal year 1997. Interest expense in the first quarter of fiscal year 1998 was slightly lower, $78 thousand versus $84 thousand in the same time period of fiscal year 1997.

Due to Antenna Products' continued success in commercial markets, the Company's backlog totaled $5.5 million on September 30, 1997, up from $5.1 million at year-end.

Liquidity and Capital Resources
-------------------------------
The Company's current assets total $4,417,976 as of August 31, 1997 with $4,175,914 in inventory and accounts receivable. Receivables are $1,481,715 at quarter ending August 31, 1997 compared to $1,032,643 at fiscal 1997 year-end. Net inventories have increased slightly from $2,419,086 at May 31, 1997 to $2,694,199. Cash accounts have decreased $18,011 from May 31, 1997. There were nominal capital additions during this period. Current liabilities of the company increased $605,721 from fiscal year end as the result of material purchased for a new $2.5 million contract to deliver Instrument Landing System equipment to a major customer in FY98.

Management believes that cash flows from operations of the operating subsidiaries and current cash balances, together with available lines of credit, will be sufficient to fund operations and expenses for the near and mid term future. The Company at August 31, 1997 had $845,000 remaining in loan availability against its revolving credit lines. On September 30, 1997, Antenna Products renewed its annual working credit line of $2.0 million with loan advances subject to a borrowing base formula applied to inventory and receivable balances.

                     CABRE CORP AND SUBSIDIARIES
                      PART II-OTHER INFORMATION



No Applicable Items.



                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           Cabre Corp




Date:  October 11, 1997
                                    s/o/f:Clark D. Wraight, Vice President
                                   							and Principal Financial Officer