Form 10QSB
period 1997-11-30
CABRE CORP
filed 1998-01-08
CIK 724267

U.S. Securities and Exchange Commission
                           Washington D.C.  20549

                                Form 10-QSB

(Mark One)
[  X  ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
               For the quarterly period ended November 30, 1997

[      ] 	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
	         For the transition period from ______________ to _______________
	         Commission file number 0-12866

                                 CABRE CORP

       (Exact name of small business issuer as specified in its charter)

                           Delaware						75-1907070
      (State or other jurisdiction of    (IRS Employer Identification No.)
      incorporation or organization)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 906,464 as of November 30, 1997.

                      CABRE CORP AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS

                   November 30, 1997 and May 31, 1997

                                ASSETS


                                            November 30, 1997     May 31, 1997
                                                (Unaudited)        (Audited)
                                            -----------------     ------------
Current assets:
  Cash and cash equivalents                 $      83,634         $    90,461
  Accounts receivable:
    Trade, net of allowances for doubtful
     accounts of $59,822 each year              1,581,671             835,828
    United States Government                      127,684             196,815
  Inventories                                   2,901,061           2,419,086
  Prepaid expenses and other assets                26,008               8,162
  Deferred income taxes                           162,609             162,609
                                            -------------         -----------
   Total current assets                         4,882,677           3,712,961
                                            -------------         -----------
Property and equipment, net                     3,292,214           3,460,736
                                            -------------         -----------
                                            $   8,174,891         $ 7,173,697
                                            =============         ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                             $   1,120,000        $    615,000
  Current portion of long-term debt               231,147             233,796
  Accounts payable                                737,581             502,733
  Accrued expenses                                452,532             471,204
  Income taxes payable                            134,638              11,225
                                            -------------        ------------
   Total current liabilities                    2,675,898           1,833,958
                                            -------------        ------------
Long-term debt,less current portion             1,509,240           1,621,956
Note payable to shareholder, less
 current portion                                  800,000             800,000
Deferred income taxes                             432,231             469,644
                                            -------------        ------------
  Total long-term liabilities                   2,741,471           2,891,600
                                            -------------        ------------
  Total liabilities                             5,417,369           4,725,558
                                            -------------        ------------
Commitments and Contingencies                           -                   -

Shareholders' equity
 Preferred stock, $2.00 par, 2,000,000
  shares authorized, no shares issued
   and outstanding.                                     -                   -
Common stock, $2.00 par, 6,000,000 shares
 authorized 906,466 shares issued in May
  1997 and 906,464 in November 1997             1,813,106           1,813,111
Additional paid in capital                        126,381             126,381
Retained earnings                                 818,035             508,647
                                              -----------          ----------
 Total shareholders' equity                     2,757,522           2,448,139
                                              -----------          ----------
                                              $ 8,174,891          $7,173,697

          See accompanying notes to consolidated financial statements.

                        CABRE CORP AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

					                       Six Months Ended		          Three Months Ended
					                  Nov 30, 1997  Nov 30, 1996   Nov 30, 1997  Nov 30, 1996
                       ------------  ------------   ------------  ------------
Sales and contract
 revenues              $ 4,505,683   $ 5,069,612    $  2,450,521  $ 2,084,773
Cost of sales and
 contracts               3,458,201     4,077,691       1,816,583    1,655,905
                       -----------   -----------    ------------  -----------
 Gross Profit            1,047,482       991,921         633,938      428,868

Sales and
 administration
  expenses                 409,193       516,806         201,642      263,801
                       -----------   -----------     -----------  -----------
 Operating Profit          638,289       475,115         432,296      165,067
                       -----------   -----------     -----------  -----------
Other income (expense):
 Interest expense         (156,102)     (154,585)        (78,248)     (70,463)
  Interest income               68           659              49          370
  Other                    (12,872)        3,230          (5,850)       5,654
                        ----------   -----------     ------------  ----------
Total other income
 (expense)                (168,906)     (150,696)        (84,049)     (64,439)
                        ----------   -----------     ------------  ----------
 Income before taxes       469,383       324,419         348,247      100,628
Provision for income
 taxes                     160,000       111,084         118,000       34,145
                        ----------   -----------     -----------   -----------
 Net income             $  309,383   $   213,335     $   230,247   $   66,483
                        ==========   ===========     ===========   ==========
 Earnings per common
  share                 $     0.34   $      0.23     $      0.25   $     0.07
                        ==========   ===========     ===========   ==========

          See accompanying notes to consolidated financial statements.

                        CABRE CORP AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Quarters ended August 31, 1997 and 1996

                                (Unaudited)

                                            Six Months Ended
                               November 30, 1997          November 30, 1996
Cash flows from operating
activities:
Net income                     $      309,383             $      213,335
  Adjustments to reconcile net
   income to net cash provided
    by operating activities:
     Depreciation                     173,514                    184,112
    Deferred federal income tax       (37,413)                         -
    Changes in assets and
     liabilities:
      Accounts receivable            (676,722)                  (368,945)
      Inventory                      (481,975)                   927,107
      Prepaid expenses                (17,846)                    (9,367)
      Accounts payable and accrued
       expenses                       216,181                    144,370
      Income taxes payable            123,413                     61,084
                                   ----------                  ---------
  Net cash provided (used) by
   financing activities              (391,465)                 1,151,696
                                   ----------                  ---------

Cash flows from investing
 activities:
  Purchase of property and
   equipment                           (4,992)                    (5,711)
                                   ----------                   ---------
Cash flows from financing
 activities:
  Net borrowings (payments) under
   bank line of credit                505,000                 (1,005,000)
  Purchase of treasury stock               (5)                         -
  Principal payments on long term
   debt                              (115,365)                  (116,656)
                                    ----------                -----------
Net cash provided by financing
 activities                            389,630                 (1,121,656)
                                    ----------                -----------
 Net increase (decrease) in cash
  and cash equivalents                  (6,827)                    24,329
 Cash and cash equivalents at
  beginning of period                   90,461                    154,363
                                     ---------                -----------
 Cash and cash equivalents at end
  of period                          $  83,634                $   178,692
                                     =========                ===========

Supplemental disclosure of cash flow
 information:
  Cash paid during the period for:
   Interest (none capitalized)       $ 156,102                $   154,585
   Income taxes                         74,000                     50,000

          See accompanying notes to consolidated financial statements.

                          CABRE CORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATD FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 1997, the results of operations for the six months ending November 30, 1997 and 1996, and the cash flows for the six months ended November 30, 1997 and 1996. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's audited financial statements for its fiscal year ended May 31, 1997.

2.  Business

Antenna Products Corporation
----------------------------
The Company operates as a "Holding" company with Antenna Products
Corporation, Metal Finishing Corp, and Thirco, Inc. As its subsidiaries. Antenna Products and Metal Finishing are operating subsidiaries with Thirco serving as an equipment leasing company to Cabre's operating units.

Antenna Products designs, manufactures and markets standard and custom antennas, guyed and self supported towers, monopoles, support structures, masts and communication accessories worldwide. Customers include the U.S. Government, both military and civil agencies, U.S. Government prime contractors and commercial clients. Examples of Antenna Products' U.S. Government supplied products include ground to air collinear antennas, instrument landing antennas and towers, fixed system multi-port antenna arrays, tactical quick erect antennas and masts, shipboard antenna tilting devices, transport pallets, surveillance antennas, antenna rotators, positioners and controls, and high power broadcast baluns. Examples of the company's commercial products include PCS antennas (panel, sector, omnidirectional and closed loop PCS antennas), automatic meter reading
(AMR), cellular, paging and yagi antennas, guyed towers, self supported towers and monopoles.

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

Backlog
-------
The backlog of orders on November 30, 1997 at Antenna Products amounted to approximately $5.5 million. About 80% of the current backlog will be delivered in the 1998 fiscal year. As a service provider Metal Finishing has no recorded backlog.

3.  Inventories

The major components of inventories are as follows:

                         							November 30, 1997	            May 31, 1997

	Raw materials					             $     	592,608	               $     975,492
	Work in process					                1,847,198		                    792,471
	Finished goods 					      	           461,255		                    651,123
                                --------------                -------------
							                         $    2,901,061 		             $   2,419,086
                                ==============                =============
4.  Notes Payable

At November 30, 1997 notes payable consist of a revolving note payable to a bank, maximum amount $2,000,000, interest payable monthly at the prime rate plus 1% until September 30, 1998, when any unpaid principal and interest shall be due.

Prime rate was 8.50% at November 30, 1997 and 1996.

Borrowings under the revolving note payable are collateralized by accounts receivable and inventories and cannot exceed an amount determined by a formula based upon the amount of certain qualified receivables and inventories as defined in the loan agreement. At November 30, 1997, available borrowings under this credit facility were limited to the borrowing base amount of $2,887,025. Borrowings are guaranteed by a principal shareholder and the Company must maintain a minimum net worth of $1,500,000 and working capital of $1,000,000.

5.	Long-Term Debt

At November 30, 1997 and 1996, long-term debt consists of the following:

                                               										1997         1996

	Subordinated note payable to a principal shareholder.
	In the initial years only interest (at the prime rate)
 is payable with monthly principal payments scheduled
 to begin in June 1999 and maturing in May 2004.	       $  800,000	  $ 800,000

	Note payable to a bank, guaranteed 80% by a U.S.
 Government Agency, payable $8,900 per month,
 including interest at the prime rate plus 1/2%;
 collateralized by certain real estate and
	fixtures and guaranteed by a principal shareholder;
 the Company is required to maintain $1,100,000 in
 working capital and $1,000,000 in equity.				 				        950,048	    993,988

	Note payable to an individual payable in monthly
 installments of $2,833 plus interest at prime plus
 1%, collateralized by a first lien deed of trust on
 land and buildings.					                                  243,678     272,008

	Note payable to a finance company payable in monthly
 installments of $12,429, including interest at 9.47%
 until March 1999.			                                      194,798	    318,630

	Note payable to a bank, payable in monthly
 installments of $5,820, plus interest at prime plus 1%,
 collateralized by all machinery and equipment,
 inventory and accounts receivable of Metal Finishing
 Corp.	                                                    357,528	    394,719
                                                         ---------    --------
                                                        $2,546,052	 $2,779,345

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

Results of Operations

Second Quarter Ended November 30, 1997 Compared to Second Quarter Ended November 30, 1996
-----------------------------------------------------------------------

The Company's net profit for the quarter ended November 30, 1997 was $230,247 compared to $66,483 in the quarter ended November 30, 1996. The increased profitability was the result of improved performance and higher sales of Antenna Products. Overall sales were 18% higher this year with $2.45 million total deliveries in the second quarter of fiscal year 1998 compared to $2.08 million of deliveries for the same time period of fiscal year 1997. However, due to the nature of long term contracts, individual quarterly results may vary dramatically and not be indicative of a trend.

Sales and administrative expenses were lower in the second quarter of fiscal year 1998, $202 thousand versus $264 thousand in the second quarter of fiscal year 1997. Interest expense in the second quarter of fiscal year 1998 was slightly higher, $78 thousand versus $70 thousand in the same time period of fiscal year 1997.

Due to Antenna Products' continued success in commercial markets, the Company's backlog totaled $5.5 million on November 30, 1997, compared to a total backlog of $2.6 million on November 30, 1996.

Six Months Ended November 30, 1997 Compared to Six Months Ended November 30,
1996
---------------------------------------------------------------------------

For the six month period ending November 30, 1997 the net profit was $309,383 compared to a net profit of $213,335 in the same six month period of 1996. Sales were $4.51 million in the first half of fiscal year 1998, 11% lower than the $5.07 million of sales in the first half of fiscal year 1997. The gross profit margin for the first six months was 23% compared to 20% for the first six months of last year. Sales and administrative expenses as a ratio to sales were 9% in the first six months of this year compared to 10% in the same period last year. Warranty charges of $34,485 were slightly lower than last year's rate, and averaged less than 1% of sales. Discretionary products development spending was $103,673, or 2% of sales, 1% lower than the comparable period last year. The product development efforts have resulted in the development of a new line of tactical vehicular mounted antennas for military applications in the UHF and VHF frequency ranges. The new antennas are rugged, spring mounted designs that are capable of transmitting and receiving simultaneously when used with frequency hopping radios. Sales of the new tactical antennas totaled $235 thousand in the first six months of this year.

Marketing of the new line of commercial antennas for the wireless telecommunications industry continues with limited success. Antenna Products was selected as the antenna supplier for one of the C-Band license holders. The first C-Band cell sites using Antenna Products' PCS antennas were completed in November. The coverage provided by the antennas has been reported as excellent and orders for the next construction phase are expected in the third quarter. Twelve PCS sector and two AMR omnidirectional antennas are currently being evaluated at seven customer sites. The field tests must be completed before Antenna Products can be accepted as an approved vendor with each of these customers and bid on their 1998 antenna requirements.

More information on new products at Antenna Products is available on the Internet web page at://WWW.antennaproducts.com.

Liquidity and Capital Resources
-------------------------------

The Company's current assets total $4,882,677 as of November 30, 1997 with $4,610,416 in inventory and accounts receivable. Receivables are $1,709,355 at the quarter ending November 30, 1997 compared to $1,032,643 at fiscal 1997 year-end. Net inventories have increased from $2,419,086 at May 31, 1997 to $2,901,061. Cash accounts have decreased $6,827 from May 31, 1997. There were nominal capital additions during this period. Current liabilities of the company increased $841,940 from fiscal year end as the result of material
purchased for work       in- process on contracts at Antenna Products.
Approximately 80% of this work in-process will deliver in FY98.

Management believes that cash flows from operations of the operating subsidiaries and current cash balances, together with available lines of credit, will be sufficient to fund operations and expenses for the near and mid term future. On September 30, 1997, Antenna Products renewed its annual working credit line of $2.0 million with loan advances subject to a borrowing base formula applied to inventory and receivable balances. The Company at November 30, 1997 had $880,000 remaining in loan availability against this revolving credit line.

                       CABRE CORP AND SUBSIDIARIES
                        PART II-OTHER INFORMATION

No Applicable Items.


                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Cabre Corp


Date:  January 8, 1998              s/o/f:	Clark D. Wraight
                                           ----------------
                                           Vice President
							                                    and Principal Financial Officer











3