Form 10QSB
period 1998-02-28
CABRE CORP
filed 1998-04-13
CIK 724267

U.S. Securities and Exchange Commission
                          Washington D.C.  20549

                              Form 10-QSB

(Mark One)
[X]	    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
           For the quarterly period ended February 28, 1998

[ ]    	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
	       For the transition period from ______________ to _______________
	          Commission file number 0-12866

                            ANTENNA PRODUCTS, INC.
                              (fka Cabre Corp)
------------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

        Delaware                                						75-1907070
---------------------------------------         ------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,813,028 as of March 12, 1998.


                  ANTENNA PRODUCTS, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                    February 28, 1998 and May 31, 1997

                                 ASSETS
                                 ------

                                         February 28,1998         May 31, 1997
                                           (Unaudited)              (Audited)
Current assets:
 Cash and cash equivalents               $   139,143              $    90,461
 Accounts receivable:
  Trade, net of allowances for
   doubtful accounts of $59,822
    each year                              1,171,922                  835,828
  United States Government                   204,435                  196,815
 Inventories                               3,058,732                2,419,086
 Prepaid expenses and other assets            22,566                    8,162
 Deferred income taxes                       162,609                  162,609
                                         -----------              -----------
  Total current assets                     4,759,407                3,712,961

 Property and equipment, net               3,205,460                3,460,736
                                         -----------              -----------
                                          $7,964,867               $7,173,697
                                         ===========               ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------
Current liabilities:
 Notes payable                           $1,480,000               $   615,000
  Current portion of long-term debt         195,261                   233,796
  Accounts payable                          662,864                   502,733
  Accrued expenses                          348,202                   471,204
  Accrued loss on sale of subsidiary        308,167                         -
  Income taxes payable                       18,401                    11,225
                                         ----------              ------------
   Total current liabilities              3,012,895                 1,833,958
                                         ----------              ------------
Long-term debt, less current portion      1,140,163                 1,621,956
Note payable to shareholder, less
 current portion                            800,000                   800,000
Deferred income taxes                       432,231                   469,644
                                         ----------               -----------
 Total long-term liabilities              2,372,394                 2,891,600
                                         ----------               -----------
 Total liabilities                        5,385,289                 4,725,558
                                         ----------               -----------
Commitments and Contingencies                     -                         -

Shareholders' equity
 Preferred stock, $1.00 par,
  2,000,000 shares authorized, no
   shares issued and outstanding.                 -                         -
 Common stock, $0.01 par, 6,000,000
  shares authorized 1,813,028 and
   1,813,032 shares issued                   18,130                    18,130
 Additional paid in capital               1,921,357                 1,921,362
 Retained earnings                          640,091                   508,647
                                         ----------                ----------
  Total shareholders' equity              2,579,578                 2,448,139
                                         ----------                ----------
                                         $7,964,867                $7,173,697
                                         ==========                ==========

           See accompanying notes to consolidated financial statements.

                  ANTENNA PRODUCTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

					                     Nine Months Ended     		       Three Months Ended
					                 Feb 28, 1998   Feb 28, 1997   Feb 28, 1998  Feb 28, 1997
                      ------------   ------------   ------------  ------------
Sales and contract
 revenues             $6,480,173     $6,357,408     $2,198,926    $1,583,057
Cost of sales and
 contracts             5,037,270      5,098,649      1,770,123     1,228,526
                      ----------     ----------     ----------    ----------

Gross profit          1,442,903       1,258,759        428,803       354,531

Sales and
 administrative
  expenses              639,241         654,266        288,992       203,925
                      ---------       ---------      ---------     ---------
 Operating profit       803,662         604,493        139,811       150,606
                      ---------       ---------      ---------     ---------
Other income
 (expense):
 Interest expense      (210,036)       (174,256)       (66,200)      (51,234)
 Interest income            166             793             98           134
 Other                    7,282          (6,107)         2,829        (9,337)
                      ---------        --------      ---------      --------
Total other income
 (expense)             (202,588)       (179,370)       (63,273)      (60,437)
                      ---------        ---------     ---------      --------
 Income from
  continuing
   operations before
    income taxes        601,074         424,923         76,538        90,169

Provision for income
 taxes                  204,400         144,474         25,648        30,664
                      ---------        --------       --------      --------
 Income from
  continuing
   operations           396,674         280,449         50,890        59,505

Discontinued
 operations:
 Loss from
  discontinued
   operations net of
    income tax benefit
     of $ 31,860,
      $18,328, $13,108
       and $14,814      (61,847)        (35,578)       (25,446)      (28,757)
Loss from sale of
 discontinued
  operations, net of
   income tax benefit
    of $104,777        (203,390)              -       (203,390)            -
                      ----------       --------      ----------     --------
Net income (loss)     $ 131,437       $ 244,871      $(177,946)     $ 30,748
                      ==========      =========      ==========     ========
Earnings (loss) per
 common shares:
  Continuing
   operations         $     .22       $     .15      $      .03     $    .03
  Discontinued
   operations              (.15)           (.02)           (.13)        (.01)
                      ----------      ----------     -----------    ---------
Net income (loss)     $     .07       $     .13      $     (.10)    $    .02
                      ==========      ==========     ===========    =========

                      ANTENNA PRODUCTS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    (Unaudited)


                                            Nine Months Ended

                                       February 28, 1998     February 28, 1997
Cash flows from operating activities:
Net income                               $   131,437         $   244,871
 Adjustments to reconcile net
  income to net cash provided by
   operating activities:
 Depreciation                                260,268             276,166
 Accrued loss on sale of discontinued
  operations                                 308,167                   -
 Changes in assets and liabilities:
  Accounts receivable                       (343,714)           (523,734)
  Inventory                                 (639,646)            726,161
  Prepaid expenses                           (14,404)            (12,578)
  Accounts payable and accrued
   expenses                                   37,136             102,089
  Deferred federal income tax                (37,413)                  -
  Income taxes payable                         7,176              88,448
                                          ----------           ---------
Net cash provided (used) by
 operating activities                       (290,993)            901,423
                                          ----------           ---------
Cash flows from investing activities:
 Purchase of property and equipment           (4,992)             (5,711)
                                          ----------           ---------
Cash flows from financing activities:
 Net borrowings (payments) under
  bank line of credit                        865,000            (775,000)
  Purchase of treasury stock                      (5)                (10)
  Principal payments on long term debt      (520,328)           (180,297)
                                          -----------          ----------
Net cash provided (used) by
 financing activities                        344,667             (955,307)
                                          ----------           ----------
 Net increase (decrease) in cash
  and cash equivalents                        48,682              (59,595)
  Cash and cash equivalents at beginning
   of period                                  90,461              154,363
                                          ----------           ----------
  Cash and cash equivalents at end
   of period                              $  139,143           $   94,768
                                          ==========           ==========
Supplemental disclosure of cash flow
 information:
  Cash paid during the period for:
   Interest (none capitalized)            $  250,215          $   220,672
    Income taxes                              86,745               75,000

        See accompanying notes to consolidated financial statements.

                ANTENNA PRODUCTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

1.  Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments for the sale of Metal Finishing Corporation and normal recurring accruals necessary to present fairly the financial position as of February 28, 1998, the results of operations for the nine months ending February 28, 1998 and 1997, and the cash flows for the nine months ended February 28, 1998 and 1997. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's audited financial statements for its fiscal year ended May 31, 1997.

2.  Business

Antenna Products, Inc.
----------------------

Antenna Products, Inc. (the Company) was formerly known as Cabre Corp. The name change was effective close of business January 30, 1998.

Antenna Products Corporation
----------------------------

The Company now operates as a "Holding" company with Antenna Products Corporation and Thirco, Inc. as its subsidiaries. Antenna Products is the operating subsidiary with Thirco serving as an equipment leasing company to Antenna Products Corporation.

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

Metal Finishing Corp
--------------------

Metal Finishing Corporation is a metal finishing and plating operation that was sold effective February 28, 1998 and has been accounted for in the accompanying financials as a discontinued operation.

Thirco, Inc.
------------

Thirco, Inc. was formed on November 1, 1993 as a Delaware company to purchase and lease equipment and facilities to the other operating units of Antenna Products, Inc. The primary lease arrangements are with Antenna Products. Thirco will occasionally assist in servicing the banking needs of Antenna Products, Inc.'s operating units. Since all activity is internal to Antenna Products, Inc. and its operating subsidiaries, financial data is consolidated with Antenna Products, Inc. Thirco does not intend to engage in any outside business transactions.

Seasonality
-----------

Antenna Products, Inc.'s businesses are not dependent on seasonal factors.

Backlog
-------

The backlog of orders on February 28, 1998 at Antenna Products amounted to approximately $5.0 million. About 50% of the current backlog will be delivered in the remaining three months of the 1998 fiscal year.

3.  Inventories

The major components of inventories are as follows:

                             							February 28, 1998	      May 31, 1997

	Raw materials					                 $     	666,909	         $     975,492
	Work in process					                    2,030,398         	      792,471
	Finished goods 					                      361,425		              651,123
                                    --------------          -------------
							                             $    3,058,732        		$   2,419,086
                                    ==============          =============
4.  Notes Payable

At February 28, 1998 notes payable consist of a revolving note payable to a bank, maximum amount $2,000,000, interest payable monthly at the prime rate plus 1% until September 30, 1998, when any unpaid principal and interest shall be due.

Prime rate was 8.50% at February 28, 1998 and 8.25% at February 28, 1997.

Borrowings under the revolving note payable are collateralized by accounts receivable and inventories and cannot exceed an amount determined by a formula based upon the amount of certain qualified receivables and inventories as defined in the loan agreement. At February 28, 1998, available borrowings under this credit facility were limited to the borrowing base amount of $2,718,708. Borrowings are guaranteed by a principal shareholder and the Company must maintain a minimum net worth of $1,500,000 and working capital of $1,000,000.

5.	Long-Term Debt

	At February 28, 1998 and 1997, long-term debt consists of the following:

                                                 								1998       		1997

	Subordinated note payable to a principal shareholder.
	In the initial years only interest (at the prime rate)
 is payable with monthly principal payments scheduled
 to begin in June 1999 and maturing in May 2004.       $ 800,000   $ 800,000

	Note payable to a bank, guaranteed 80% by a U.S.
 Government Agency, payable $8,900 per month,
 including interest at the prime rate plus 1/2%;
 collateralized by certain real estate and fixtures
 and guaranteed by a principal shareholder; the Company
	is required to maintain $1,100,000 in working capital
 and $1,000,000 in equity.								                      941,216      979,177

	Note payable to an individual payable in monthly
 installments of $2,833 plus interest at prime plus 1%,
 collateralized by a first lien deed of trust on land
 and buildings.					                                    229,513      263,509

	Note payable to a finance company payable in monthly
 installments of $12,429, including interest at 9.47%
 until March 1999.			                                   164,695	     287,065

	Note payable to a bank, payable in monthly
 installments of $5,820, plus interest at prime plus
 1%, collateralized by all machinery and equipment,
 inventory and accounts receivable of Metal Finishing
 Corp.	                                                       0	     383,355
                                                       --------    ---------
										                                           $2,135,424  	$2,713,106


6.  Stock Split

The Company's Board of Directors has authorized a 2 for 1 split of the Company's common stock effective February 12, 1998. All share and per share amounts have been retroactively restated to reflect the split. The par value of the preferred stock was changed to $1.00 per share and the par value of the common stock was changed to $.01 per share and retroactively stated at this time as well.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OPERATION
                             AND FINANCIAL CONDITION

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and operating results for the period included in the accompanying financial statements.

Results of Operations

Third Quarter Ended February 28, 1998 Compared to Third Quarter Ended February 28, 1997

The Company recorded a net loss of $(177,946) for the quarter ended February 28, 1998 compared to a net profit of $30,748 in the quarter ended February 28, 1997. The loss was the result of continued poor performance at Metal Finishing Corporation and the sale of Metal Finishing Corporation effective February 28, 1998 to a company owned by Edd McCary, the founder of Metal Finishing Corporation. The losses associated with Metal Finishing Corporation are identified in the accompanying financials as a discontinued operation.

Overall sales were 39% higher this quarter with $2.2 million total deliveries in the third quarter of fiscal year 1998 compared to $1.58 million of deliveries for the same time period of fiscal year 1997. However, due to the nature of long term contracts, individual quarterly results may vary dramatically and not be indicative of a trend.

Sales and administrative expenses were higher in the third quarter of fiscal year 1998, $289 thousand versus $204 thousand in the third quarter of fiscal year 1997. Wages, supplies and utilities increased to support the additional sales volume. Interest expense in the third quarter of fiscal year 1998 was also higher, $66 thousand versus $51 thousand in the same time period of fiscal year 1997.

Due to Antenna Products' continued success in commercial markets, the Company's backlog totaled $5.0 million on February 28, 1998, compared to a total backlog of $3.1 million on February 28, 1997.

Nine Months Ended February 28, 1998 Compared to Nine Months Ended February 28, 1997

For the nine month period ending February 28, 1998 the income from continuing operations was $396,674 compared to an income of $280,449 in the same nine month period of 1997. Inclusion of the losses associated with Metal Finishing Corporation resulted in a net profit for the first nine months of fiscal year 1998 of $131,437 compared to a net profit of $244,871 in the same nine month period of 1997.

Sales were $6.48 million in the first nine months of fiscal year 1998, 2% higher than the $6.36 million of sales in the first nine months of fiscal year 1997. The gross profit margin for the first nine months was 22% compared to 20% for the first nine months of last year. Sales and administrative expenses as a ratio to sales were 9.9% in the first nine months of this year compared to 10.3% in the same period last year. Warranty charges of $52,586 were slightly higher than last year's rate of $46,063 for the same time period, but averaged less than 1% of sales. Discretionary products development spending was $178,191, or 3% of sales, unchanged from 3% of sales during the comparable period last year.

The new line of commercial antennas has been expanded to include PCS omni antennas with shaped patterns that are tilted down from 1 to 6 degrees electrically to provide improved coverage in problem areas. The PCS panel antennas have also been improved with higher gain and improved patterns that reduce backlobes that can cause interference with antennas in adjacent cell sites.

Marketing of the new line of commercial antennas for the wireless telecommunications industry continues with limited success. Antenna Products has signed distributor agreements with five companies for the sale of PCS, AMR and Paging antennas. Antenna Products also continues to work directly with wireless telecommunication companies and small sales of PCS and paging antennas have resulted from these efforts. The AMR antennas are being sold in small numbers directly to electric utility companies that are starting to implement automatic meter reading systems.

More information on new products at Antenna Products is available on the Internet web page at://WWW.antennaproducts.com.

Liquidity and Capital Resources

The Company's current assets total $ 4,759,407 as of February 28, 1998 with $4,435,089 in inventory and accounts receivable. Receivables are $1,376,357 at the quarter ending February 28, 1998 compared to $1,032,643 at fiscal 1997 year-end. Net inventories have increased from $2,419,086 at May 31, 1997 to $3,058,732. Cash accounts have increased $48,682 from May 31, 1997. There were nominal capital additions during this period. Current liabilities of the company increased $1,152,537 from fiscal year end as the result of material purchased for work in- process on contracts at Antenna Products.
Approximately 50% of this work in-process will deliver in FY98.

Management believes that cash flows from operations of the operating subsidiaries and current cash balances, together with available lines of credit, will be sufficient to fund operations and expenses for the near and mid term future. On September 30, 1997, Antenna Products renewed its annual working credit line of $2.0 million with loan advances subject to a borrowing base formula applied to inventory and receivable balances. The Company at February 28, 1998 had $520,000 remaining in loan availability against this revolving credit line.

               ANTENNA PRODUCTS, INC. AND SUBSIDIARIES
                      PART II-OTHER INFORMATION

Item 4.  Submission of Matters To A Vote of Security Holders

By consents of shareholders owning in excess of 50% of the outstanding common stock, the Company amended its Articles of Incorporation, changing its name to Antenna Products, Inc. and reducing the par value of its common stock to $0.01 per share, and of the preferred stock to $1.00 per share, effective February 12, 1998. There was no meeting of shareholders and no proxies solicited from shareholders.


                              SIGNATURE
                              ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Antenna Products, Inc.


Date:  April 8, 1998               S/O/F:  Clark D. Wraight
                                    							----------------
							                            Clark D. Wraight, Vice President
							                            and Principal Financial Officer