Form 10KSB
period 1998-05-31
CABRE CORP
filed 1998-08-24
CIK 724267

SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

                            FORM 10-KSB

(Mark One)
      [  X  ]	ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Fiscal Year Ended May 31, 1998
                                  OR
      [     ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE EXCHANGE ACT OF 1934

                     Commission file number 0-12866

                          ANTENNA PRODUCTS, INC.
                            (fka Cabre Corp)
          (Exact name of registrant as specified in its charter)

              Delaware					                        	75-1907070
    (State or other jurisdiction of 				(IRS Employer Identification No.)
     Incorporation or organization)

       1209 Orange St., Wilmington, Delaware 19801			   (302) 658-7581
       (Address of principal executive offices)			(Issuer's telephone number)

     Securities registered pursuant to Section 12(b) of the Act:
                              							None

     Securities registered pursuant to Section 12(g) of the Act:

                             Title of each class
                             -------------------
                        Common Stock, $0.01 par value

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X     No___

	As of July 31, 1998, there were outstanding 1,812,928 shares of the registrant's common stock, par value $0.01, which is the only class of common stock of the registrant. As of that date, and based on the closing bid price, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $1,313,825.

                       Documents Incorporated by Reference
                                 Proxy Statement



                                    PART 1

Item 1.  BUSINESS

General
-------
Antenna Products, Inc. (the Company) was formerly known as Cabre Corp. The name change was effective close of business January 30, 1998.

Antenna Products, Inc. operates as a holding company with Antenna Products Corporation, and Thirco, Inc. as its current operating subsidiaries. Antenna Products, Inc. has no other business activity. Antenna Products, Inc.'s address is 1209 Orange Street, Wilmington, Delaware 19801. Telephone Number,
(940) 325-3301.

Antenna Products Corporation
----------------------------
Antenna Products Corporation was incorporated in Texas in 1984 to continue a business started in 1972 and operated as a closely held "C" corporation until January 24, 1992. Thereafter, Antenna Products has operated as a wholly owned subsidiary of Antenna Products, Inc.. Antenna Products' address is 101 S.E. 25th Avenue, Mineral Wells, Texas 76067. The telephone number is (940) 325-3301.

Antenna Products' manufactures and markets standard and custom antennas, guyed and self supported towers, monopoles, support structures, masts and communication accessories worldwide. Customers include the U.S. Government, both military and civil agencies, U.S. Government prime contractors and commercial clients. Examples of Antenna Products' U.S. Government supplied products include ground to air collinear antennas, instrument landing antennas and towers, fixed system multi-port antenna arrays, tactical quick erect antennas and masts, shipboard antenna tilting devices, transport pallets, surveillance antennas, antenna rotators, positioners and controls, and high power broadcast baluns. Examples of the company's commercial products include panel, sector, omnidirectional and closed loop PCS antennas, automatic meter reading (AMR), cellular, paging and yagi antennas, guyed towers, self supported towers and monopoles.

Antenna Products' customer base is primarily government and government prime contractor focused, but this is slowly changing as Antenna Products continues to develop and market new commercial products. Antenna Products' market is international in scope. The company currently focuses on exploiting the domestic market and has a limited amount of foreign sales. The specialized need of the company's customers and the technology required to meet those needs change constantly. Accordingly, the company stresses its engineering, installation, service and other support capabilities. The Company uses its own sales and engineering staff to service its principal markets. Many of the Company's contracts are large relative to total annual sales volume and therefore the composition of the customer base is different year to year. In 1998 AIRSYS ATM, Inc. (fka Wilcox Electric) was the single largest customer, and accounted for 38% of the sales volume. The U.S. Government totaled 17% of sales. Orders for equipment in some of these product categories are in backlog and, therefore, AIRSYS ATM, Inc. and the U.S. Government are expected to be major clients again in 1999.

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

Because most manufacturing requirements are established on a contract basis, the majority of the inventory is work in process. Less than 22% of total inventory is currently maintained in stock for delivery to customers. Some raw materials are inventoried to support customer delivery schedules. Antenna Products performs work for the United States Government primarily under fixed-price prime contracts and subcontracts. Under fixed-price contracts, Antenna Products realizes any benefit or detriment occasioned by lower or higher costs of performance.

Antenna Products is subject to certain risks common to all companies that derive a portion of their revenues from the United States government. These risks include rapid changes in technology, changes in levels of government spending, and possible cost overruns. Recognition of profits on major contracts is based upon estimates of final performance, which may change as contracts progress. Contract prices and costs incurred are subject to Government Procurement Regulations, and costs may be questioned by the Government and are subject to disallowance. United States Government contracts contain a provision that they may be terminated at any time for the convenience of the Government. In such event, the contractor is entitled to recover allowable costs plus any profits earned to the date of termination. Collections are generally set in accordance with federal acquisition standards which require payment in accordance with "Net 30" terms after acceptance of goods. The company is not directly regulated by any governmental agency in the United States. Most of Antenna Products' customers, and the antenna and tower industries in general, are subject to meeting various government standards. These performance standards necessitate Antenna Products' ability to produce antenna designs, which can be updated to conform to customer requirements in a changing regulatory environment. These regulations have not adversely affected operations.

Antenna Products plans to reinvest from 2% to 5% of sales in research and development projects, and bid and proposal activities. The mix of expenditures between the two areas in any given year is a function of the demand for new independently developed innovative systems and the level of requirements solicited. In 1998 Antenna Products invested 2.8% of sales to independent research and development (R&D). The level of expenditures as a ratio to sales is expected to continue at this level in 1999. The level of expenditures for R&D in 1997 and 1996 were 2.8% of sales and 2.5% of sales, respectively. The company does not consider patents to be material to its operations nor would the loss of any patents adversely affect operations.

Metal Finishing Corp
--------------------
Metal Finishing Corporation is a metal finishing and plating operation that was sold effective February 28, 1998 and has been accounted for in the accompanying financials as a discontinued operation. The losses from the operation and disposal of Metal Finishing Corp in 1998 totaled $266,528.

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

Backlog
-------
The backlog of orders on July 31, 1998 at Antenna Products amounted to approximately $4.2 million compared to $5.2 million at July 31, 1997. About 95% of the current backlog will be delivered in the 1999 fiscal year.

Raw Material Source and Supply
------------------------------
Antenna Products, Inc.'s operating subsidiaries' principal raw materials are steel, aluminum, other metal alloys, plastic and composite tubing, hardware, electrical wire, wire rope, and electronic or electro-mechanical components. The materials are commonly available from numerous sources, including local distributors in quantities sufficient to meet the needs of the subsidiaries. The availability and supply of raw materials is not considered to be a problem for Antenna Products.

Employees
---------
As of July 31, 1998, Antenna Products Corporation employed a total of 108 employees. Of the 108, 16 were employed in administrative functions, 12 in engineering and support roles, and 80 in operational categories. None of the company's employees are subject to collective bargaining agreements.

Foreign Sales
-------------
Antenna Products' sales in international markets are primarily to foreign governments or prime contractors to foreign governments, and as such represent a small percentage of the overall company annual volume. The level of profits from the commitment of assets to this portion of the business is no greater or no less than that of other market segments. International sales for 1998, 1997, and 1996 were 6.0%, 8.6%, and 5.0%, respectively, of total sales.

Item 2.  PROPERTIES

Antenna Products Corporation owns a ten acre industrial site located along US Highway 180 in Mineral Wells, Texas. The facility consists of a main building containing 60,000 square feet of manufacturing area and 10,000 square feet of administrative and engineering offices, a second building containing 20,000 square feet of manufacturing and shipping area; and a third building containing 15,000 square feet utilized for receiving and material control. Three additional auxiliary buildings, which total in excess of 13,350 square feet are utilized for chemical etching, painting and storage. The facilities are in good condition and with the current compliment of machinery and equipment are suitable and more than adequate to meet production requirements. Dependent on the mix of product types in process in any given time period, the company could potentially more than double output with current and planned plant, property and equipment. Antenna Products carries a bank note on the manufacturing facility that is amortized over twenty years ending in the year 2011.

Thirco owns a fifty-acre test site in Mineral Wells, Texas. The site includes three buildings with 28,000 square feet of space. The space is currently being leased to Antenna Products for test activity with some storage of inventory. The two larger buildings, if needed, are suitable with rearrangement and some conversion expense, for additional manufacturing utilization.

Item 3.  LEGAL PROCEEDINGS

In August 1998, Antenna Products Inc. settled a lawsuit with a customer of Antenna Products Corporation. The settlement resulted in the Company being required to pay the customer an aggregate of $382,000 in cash ($297,000) in August 1998 and $85,000 in November 1998) and 50,000 shares of Company common stock. The settlement amount has been recorded by the Company in accrued liabilities as of May 31, 1998.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

By consent of shareholders owning in excess of 50% of the outstanding common stock, the company amended its Articles of Incorporation, changing its name to Antenna Products, Inc. and reducing the par value of its common stock to $0.01 per share, and of the preferred stock to $1.00 per share, effective February 12, 1998. There was no meeting of shareholders and no proxies solicited from shareholders.

Item 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officers of Antenna Products, Inc. are selected and/or reaffirmed by the Board of Directors at the first meeting after the annual shareholders meeting to serve at the discretion of the Board of Directors.

Name		               		Age			Position
Gary W. Havener		      57 			President and Chief Executive Officer
Clark D. Wraight		     54			Vice President and Secretary Treasurer

The Board of Directors elected Gary W. Havener as President and Chief Executive Officer of Antenna Products, Inc. on January 24, 1992. Mr. Havener has served as the Sole Director of Antenna Products Corporation since 1986. Mr. Havener has served as the President of Antenna Products Corporation since 1996.

Clark D. Wraight was appointed by the Board of Directors as Vice President and Secretary Treasurer of Antenna Products, Inc. in January 1996. Mr. Wraight currently serves as Vice President and General Manager of Antenna Products Corporation. Mr. Wraight joined Antenna Products Corporation in September 1979 and was appointed Vice President of Engineering in May 1981. Mr. Wraight also serves as Sole Director and President of Thirco, Inc.



                                   PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The information in this item should be read in conjunction with the Management Discussion and Analysis of Financial Condition and Results of Operations in
Item 6, and the Consolidated Financial Statements and the Related Notes thereto in Item 7.

Market Information For The Common Stock
---------------------------------------
Antenna Products, Inc.'s common stock is traded in the NASDAQ Smallcap Market and is quoted under the symbol "ANTP".

The 906,464 outstanding shares of common stock were split two for one based on a record date of January 30, 1998. Since January 31, 1998 trading is based on 1,812,928 outstanding shares.

The table below presents the high and low prices for the last two fiscal years and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                          					  BID
Quarter Ended			           High 		    Low
                           ----       ----
August 1996			             1 1/8	    	7/8
November 1996			           1 9/16    	1 3/16
February 1997			           1 1/2    		1 7/16
May 1997				               3 1/4		    2 1/8
August 1997            				1 7/16	    13/16
November 1997			           1 3/16	    15/16
February 1998			           2 5/8	    	13/16
May 1998				               3 1/2    		1 3/4

Holders
-------
At July 31, 1998 there were approximately 548 holders of common stock.

Dividends
---------
Antenna Products, Inc. has never paid a regular cash dividend on common stock and has no plans to institute payment of regular dividends.


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selected Financial Data
-----------------------
The following table presents selected financial data of Antenna Products, Inc. This historical data should be read in conjunction with Consolidated Financial Statements and the Related Notes thereto in Item 7.

                                  FISCAL YEAR ENDING MAY 31

            				1998        	1997       	1996       		1995       		1994
                ----         ----        ----         ----         ----
Net Sales			    $9,003,408	  $7,975,962 	$10,572,140 	$13,099,671  $12,312,099
Income (loss)
 from continuing
  Operations			 $ 351,239	   $333,429	   ($57,861)	   $141,679	    $463,436
Income per share
 from	continuing
  operations(1)	$.19       		$.18		      ($.03)	      $.08		       $.26
Total Assets			 $7,122,529	  $6,918,687	 $7,728,707	  $10,102,631  $8,623,717
Long Term Debt		$1,690,585	  $2,200,942	 $2,668,367	  $2,814,895   $2,079,166
Dividends	    		$0.00	      	$0.00		     $0.00		      $0.00		      $0.00
---------
(1) Adjusted to give retroactive effect of the 2 for 1 stock split dated
    February 12, 1998.

Results of Operation
--------------------
Antenna Products, Inc.'s on-going operation is that of its subsidiaries, Antenna Products Corporation and Thirco, Inc. as previously discussed in Item
1. The management discussion presented in this item relates to the operations of subsidiary units and the associated Consolidated Financials as presented in
Item 7.

Year ended May 31, 1998 ("1998") Compared with Year Ended May 31, 1997 ("1997")
-------------------------------------------------------------------------------

Antenna Products Corporation
----------------------------
Net sales increased by $1.0 million or 11% from $8.0 million in 1997 to $9.0 million in 1998. Orders decreased 6% from $9.9 million in 1997 to $9.3 million in 1998. The ending backlog of firm orders at year end was $4.2 million, down 18% from the prior year end backlog of $5.1 million.

Gross margin rates decreased from 20.9% in 1997 to 18.8% in 1998 during a year of increased sales. This is principally the result of the settlement Antenna Products Corporation reached in August 1998.

Sales and administrative expenses were $1.0 million or 11% of sales in 1998. In 1997, sales and administrative expenses were $1.0 million or 13% of sales. R&D activity increased slightly from $224 thousand or 2.8% of sales in 1997 to $255 thousand or 2.8% of sales in 1998.

Antenna Products continued to expand the new line of commercial antennas for the wireless communication industry with the addition of a new line of paging antennas. These omnidirectional antennas are available in the VHF, UHF and 900 MHz frequency ranges. The new paging antennas are also available with varying degrees of electrical downtilt and gain varying from unity gain to 14 dBi.

In addition, three new models of automatic meter reading (AMR) omnidirectional and sector antennas that operate in the frequency range of 1410 - 1450 MHz have been developed.

Sales of the commercial antennas have been slower than expected, but have continued to improve as the product line increases and the customer base expands.

Net interest expense increased from $205 thousand in 1997 to $253 thousand in 1998 to support the additional work in progress during the year. The Subsidiary experienced a net profit of $287 thousand compared to a net profit of $283 thousand in 1997. The Subsidiary is expected to continue to be profitable in 1999.

Antenna Products, Inc. consolidated sales from operations were $9.0 million with an income from continuing operations before taxes of $531 thousand in 1998. This compares to $8.0 million in consolidated sales with an income from continuing operations before taxes of $510 thousand in 1997. Net income for 1998 was $85 thousand compared to a net income of $263 thousand in 1997.

The lower net earnings in 1998 are the result of the sale of Metal Finishing Corporation in March resulting in a loss of $267 thousand and the settlement of a lawsuit with a customer of Antenna Products Corporation in August 1998. The settlement resulted in the Company being required to pay the customer an aggregate of $382 thousand in cash and 50,000 shares of Company common stock. The settlement amount was approximately the amount that had been reserved for this contingency and has been recorded by the Company in accrued liabilities as of May 31, 1998.

Year ended May 31, 1997 ("1997") Compared With Year Ended May 31, 1996 ("1996")
-------------------------------------------------------------------------------
Antenna Products, Inc. consolidated sales from operations were $8.0 million with an income before taxes from continuing operations of $510 thousand in 1997. This compares to $10.0 million in consolidated sales with a loss from continuing operations of $23 thousand before taxes in 1996. Net income for 1997 was $263 thousand compared to a net loss of $58 thousand in 1996. Orders for the year were $9.9 million compared to $8.7 million in 1996.
Gross margin rates increased from 11.6% in 1996 to 20.9% in 1997. Sales and administrative expenses increased from $759 thousand in 1996 to $930 thousand in 1997. Research and Development expenses decreased slightly from $251 thousand or 2.5% of sales in 1996 to $224 thousand or 2.8% of sales in 1997. Net interest expense was $235 thousand in 1997 compared to $444 thousand in 1996.

Liquidity and Capital Resources
-------------------------------
Funds generated from company operations are the major internal sources of liquidity and are supplemented by funds derived from capital markets, principally bank facilities. The Company has available for the funding of its operations a $2.0 million revolving demand line of credit guaranteed by a principal shareholder. The credit line is regulated under a borrowing base formula using inventories and accounts receivable as collateral. The interest rate is established as one percentage point over Wall Street prime and is subject to a loan agreement with restrictive covenants. The most restrictive financial covenant requires Antenna Products Corporation to maintain $1.5 million in tangible net worth and $1.0 million of working capital. At May 31, 1998 Antenna Products Corporation had equity of $1.63 million and working capital of $1.90 million. As of July 31, 1998, the Company had drawn $980 thousand of the $2.0 million line of credit with $1.02 million available and unused. The revolving credit line agreement is renewable in September 1998. The Company anticipates renewal of this credit line and has projected that the credit available is sufficient to cover the financing needs of the Company in 1999.

Net cash flow from operations was a positive $112 thousand in 1998 compared to a positive $898 thousand in 1997. Inventory increased $297 thousand compared to a decrease of $130 thousand in 1997. Accounts payable and accrued liabilities decreased $133 thousand and accounts receivable increased $309 thousand. In 1997 accounts payable increased $139 thousand and accounts receivable increased $48 thousand. Cash flow from financing activities increased $19 thousand compared to a decrease of $945 thousand in 1997.
Net borrowings from the bank lines of credit were primarily used to pay down long term debt from $2,200,942 on May 31, 1997 to $1,690,585 on May 31, 1998.
Cash and cash equivalents at the end of 1998 were $221 thousand, an increase from $90 thousand at the end of the prior year.

There were no capital expenditures for 1998. In 1997, capital expenditures were limited to $17 thousand. The company anticipates that the existing facilities and equipment are adequate to handle the projected volumes in 1999 and intends to limit the 1999 capital program to less than $100 thousand for improvements and replacement items.

The Company has a long-term bank note for $1.2 million collateralized by the Antenna Products plant, property, and equipment. The current balance is $934 thousand with payments amortized over 20 years ending in 2011. The interest is variable at one half point over prime interest rate with the note supported by an FmHA guarantee under the federal guidelines of a rural business industry loan. The note is guaranteed by a principal shareholder. Antenna Products also has an $800 thousand note to a principal stockholder on which it pays interest at the prime interest rate. The commencement of principal payments is prohibited under the terms of the bank note until the bank dept is first paid.

The company does not expect any changes in payments or other provisions of the loan agreements now in place.

Year 2000 Readiness
-------------------
Antenna Products is currently working to assess the potential impact of the year 2000 on the Company's computer systems and computer programs. Any of the Company's computerized information systems that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company has not completed its assessment, but management believes that the costs of addressing this issue will not materially affect the financial position or results of operation of the Company. Antenna Products Corporation plans to commit the resources required to resolve any significant year 2000 issues by June 1, 1999.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements listed in Item 14 are included in this report on pages F-1 through F-13.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.
                                    PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information is included in Part I as Item 4A., entitled "Executive Officers of the registrant", and will be included in the definitive Proxy Statement dated August 21, 1998 as filed with the Securities and Exchange Commission, and is incorporated herein by reference.

Item 10.  EXECUTIVE COMPENSATION

This information will be included in the Company's definitive Proxy Statement dated August 21, 1998 filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information will be included in the Company's definitive Proxy Statement dated August 21, 1998 filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information will be included in the Company's definitive Proxy Statement dated August 21, 1998 filed with the Securities and Exchange Commission and is incorporated herein by reference.


                                   PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

    1. Financial Statements. The following consolidated financial statements of Antenna Products, Inc. and subsidiaries and independent auditors' report are presented on pages F-1 through F-12:

       Independent Auditor's Report

       Consolidated Balance Sheets - May 31, 1998 and 1997

       Consolidated Statements of Operations - Years Ended May 31, 1998 and
       1997

       Consolidated Statement of Shareholders' Equity - Years Ended May 31, 1998 and 1997

       Consolidated Statements of Cash Flows - Years Ended May 31,
       1998 and 1997

       Notes To Consolidated Financial Statements


    2. Financial Statement Schedules.  Not applicable.

       All other schedules have been omitted because the required information is shown in the consolidated financials or notes thereto, or they are not applicable.

    3. Exhibits.

       None

(b) Reports on Form 8-K.

       None

                                 SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  August 21, 1998.



                              							Antenna Products, Inc.


                                     BY:	S/O/F:   Gary W. Havener
								                                    Principal Executive Officer
                                                   and Director


	Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                  				Title		                  			Date


s/o/f:  Clark D. Wraight				Principal Financial Officer     August 21, 1998
					                            And Director



s/o/f:  Sam B. Ligon		     		Director                       August 21, 1998




s/o/f:  William D. Poulin 			Director                       August 21, 1998









                            ANTENNA PRODUCTS, INC
                                 ____________


                      CONSOLIDATED FINANCIAL STATEMENTS

                   for the years ended May 31, 1998 and 1997






                  ANTENNA PRODUCTS, INC. AND SUBSIDIARES
                        CONSOLIDATED BALANCE SHEETS
                           MAY 31, 1998 AND 1997

                                 ASSETS

                                                       1998            1997
Current assets:
 Cash and cash equivalents                        $   221,041     $     90,461
 Accounts receivable:
  Trade, net of allowances for
   doubtful accounts of $7,021 in 1998 and
    $59,822 in 1997                                 1,009,350          835,828
  United States Government                            332,230          196,815
 Inventories                                        2,695,470        2,398,443
 Prepaid expenses and other assets                      9,229            8,162
 Income taxes receivable                               15,592                -
 Deferred income taxes                                199,057          162,609
 Net assets of discontinued operations                      -          283,807
                                                   ----------       ----------
    Total current assets                            4,481,969        3,976,125

Property and equipment, net                         2,640,560        2,942,562
                                                    ---------        ---------
                                                   $7,122,529       $6,918,687
                                                   ==========       ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Notes payable                                     $1,300,000       $  615,000
 Current portion of long-term debt                     43,688          199,800
 Accounts payable                                     436,504          502,733
 Accrued expenses                                     670,295          471,204
 Income taxes payable                                       -           11,225
                                                   ----------       ----------
  Total current liabilities                         2,450,487        1,799,962
                                                   ----------       ----------
 Long-term debt, less current portion                 890,585        1,400,942
  Note payable to shareholder                         800,000          800,000
  Deferred income taxes                               448,617          469,644
                                                    ---------        ---------
   Total long-term liabilities                      2,139,202        2,670,586
                                                    ---------        ---------
    Total liabilities                               4,589,689        4,470,548
                                                    ---------        ---------
Commitments and contingencies (Note 10)                     -                -

Shareholders' equity:
 Preferred stock, $1.00 par, 2,000,000 shares
  authorized,no shares issued and outstanding               -                -
 Common stock, $0.01 par, 8,000,000 shares
  authorized, 1,812,928 shares in 1998 and
   1,813,038 shares in 1997issued and outstanding      18,130           18,130
 Additional paid-in capital                         1,921,451        1,921,451
 Retained earnings                                    593,259          508,558
                                                    ---------        ---------
  Total shareholders' equity                        2,532,840        2,448,139
                                                    ---------        ---------
                                                   $7,122,529       $6,918,687

            See accompanying notes to consolidated financial statements.


                       ANTENNA PRODUCTS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME

                     For the Years ended May 31, 1998 and 1997

                                                      1998            1997
                                                      ----            ----
Sales and contract revenues                         $9,003,408      $7,975,962
Cost of sales and contracts                          7,307,587       6,309,183
                                                    ----------      ----------
 Gross profit                                        1,695,821       1,666,779

Sales and administrative expenses                      908,743         930,317
                                                    ----------      ----------
 Operating profit                                      787,078         736,462
                                                    ----------      ----------
Other income and (expense):
 Interest expense                                     (272,669)       (235,373)
  Interest income                                        1,901             779
  Other                                                 14,938           8,472
                                                    ----------      ----------
Total other income and (expense)                      (255,830)       (226,122)
                                                    ----------      ----------
 Income from continuing operations
  before income taxes                                  531,248         510,340

 Provision for income taxes                            180,009         176,911
                                                    ----------      ----------
Income from continuing operations                      351,239         333,429

Discontinued operations (Note 3):
 Loss from operations of discontinued
  metal finishing segment, net of $36,572 and
  $31,102 tax benefit                                  (70,993)        (70,183)
 Loss on disposal of metal finishing segment,
  net of $100,730 in tax benefit                      (195,535)              -
                                                    ----------       ---------
Net income                                          $   84,711       $ 263,246
                                                    ==========       =========
 Earnings (loss) per common share:
  Continuing operations                             $     0.19       $    0.18
  Discontinued operations                                (0.14)          (0.03)
                                                    ----------       ---------
   Net earnings                                     $     0.05       $    0.15
                                                    ==========       =========



         See accompanying notes to consolidated financial statements.



                  ANTENNA PRODUCTS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

                 For the years ended May 31, 1998 and 1997


                         Common Stock
                                            Additional
                       Number               Paid In      Retained
                       of Shares  Amount    Capital      Earnings    Total
                       ---------  ------    -------      --------    ------
Balance, May 31, 1996  1,813,128  $18,131   $1,921,451   $245,401   $2,184,983

Retirement of Stock          (90)      (1)           -        (89)         (90)

Net income                     -        -            -     263,246     263,246
                       ---------  --------  ----------   ---------   ---------

Balance, May 31, 1997  1,813,038    18,130   1,921,451     508,558   2,448,139

Retirement of stock          (10)        -           -         (10)        (10)

Net income                     -         -           -       84,711     84,711
                       ---------    -------   --------     --------   --------
Balance, May 31, 1998  1,812,928    $18,130 $1,921,451     $593,259  $2,532,840

           See accompanying notes to consolidated financial statements.


                     ANTENNA PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    For the years ended May 31, 1998 and 1997


                                                  1998               1997
                                                  ----               ----
Cash flows from operating activities:         $     84,711        $    263,246
Net income
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                    301,999             322,189
   Net liabilities from discontinued operations    283,807             (23,601)
   Deferred federal income tax                     (57,475)             23,458
   Changes in assets and liabilities:
    Accounts receivable                           (308,937)            (47,990)
    Inventory                                     (297,027)            130,804
    Payments received                                    -               5,404
    Prepaid expenses                                (1,067)             (2,488)
    Accounts payable and accrued expenses          132,866             138,992
    Income taxes payable/receivable                (26,816)             88,341
                                                 ----------          ---------
Net cash provided by operating activities           112,061            898,355
                                                 ----------          ---------
Cash flows from investing activities:
 Purchase of property and equipment                       -            (16,965)
                                                 ----------          ---------
Cash flows from financing activities:
 Net borrowings (payments) under bank lines
  of credit                                         685,000           (775,000)
 Principal payments on long-term debt              (666,471)          (170,202)
 Purchase of common stock                               (10)               (90)
                                                 ----------           ---------
 Net cash provided (used) by
  financing activities                               18,519           (945,292)
                                                 ----------         ----------
 Net increase (decrease) in cash and
  cash equivalents                                  130,580            (63,902)
 Cash and cash equivalents at
  beginning of period                                90,461            154,363
                                                 ----------         ----------
 Cash and cash equivalents at end of period      $  221,041         $   90,461
                                                 ==========         ==========
Supplemental disclosure of cash flow information:

 Cash paid during the period for:
  Interest (none capitalized)                    $  272,669         $  235,373
  Income taxes                                      127,000            100,000


         See accompanying notes to consolidated financial statements.



                             ANTENNA PRODUCTS, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Years Ended May 31, 1998 and 1997

1.	Business

Antenna Products, Inc. changed its name from Cabre Corp on January 30,
1998.

The Company operates as a "Holding" company with Antenna Products Corporation, Thirco, Inc. and Metal Finishing Corp. as its wholly owned subsidiaries. Antenna Products and Metal Finishing Corp. are operating subsidiaries with Thirco serving as an equipment leasing company to Antenna Products, Inc.'s operating units.

Antenna Products Corporation designs, manufactures and markets antenna systems, towers, and communications accessories worldwide for the U.S. Government, both military and civil agencies, and prime contractors representing Antenna Products' principal customers.

Metal Finishing Corp performs a wide range of metal finishes and surface enhancements to industries ranging from medical, electronics, oil & gas, fastener, packaging, and automotive as well as aerospace and defense contract work (see Note 3).

Following is a schedule of the Company's sales to major customers, as a percentage of total sales:

                                								YEAR ENDED MAY 31
								                                1998   		    1997
                                        ----         ----

     	Federal Government				            17%	   	    40%
		    AIRSYS ATM, Inc.				              38%	   	    17%

2. Summary of Significant Accounting Policies

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Sales and Contract Revenues and Related Costs
---------------------------------------------
Sales and major production contract revenues, and related costs, are recorded as completed units are shipped (unit price method). Estimated losses on production contracts are reported in full at such time as the contract estimate indicates a loss.

Inventories
-----------
Inventories are stated at the lower of first-in, first-out cost or market, net of any applicable progress payments.

Property and Equipment
----------------------
Property and equipment are recorded at cost and depreciated by the straight-line method over the expected useful lives of the assets. Expenditures for normal maintenance and repairs are charged to income, and significant improvements are capitalized. The cost of assets sold or abandoned and the related accumulated depreciation are eliminated from the accounts and the net amount, less proceeds from disposal, is charged or credited to income.

Reclassification
----------------
Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

Use of Estimates and Assumptions
--------------------------------
Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

Income Taxes
------------
The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109) which utilizes the asset and liability method of computing deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

Research and Development Costs
-------------------------------
Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the years ended May 31, 1998 and 1997 were $254,810 and $224,300, respectively.

Cash and Cash Equivalents
-------------------------
For purposes of reporting cash flows, cash and cash equivalents include cash and certificates of deposit with original maturities of three months or less.

Shares, Per Share Data, Earnings Per Share, and Stock Split, and Common
-----------------------------------------------------------------------
Stock Par Value
---------------
Earnings per share are computed by dividing net income available for common stock by the weighted average number of common shares outstanding during the year. Weighted average shares outstanding were 1,813,033 and 1,813,083 for the years ended May 31, 1998 and 1997, respectively. No dilutive securities exist in the company's capital structure.

All share and per share information herein has been retroactively adjusted for a 2 for 1 stock split approved by shareholders on April 20, 1998. Common stock par value herein has also been retroactively adjusted for the decrease in par value from $1.00 to $0.01.

3.	Discontinued Operations

On November 30, 1994, the Company's subsidiary, Metal Finishing Corp, purchased the assets of Edd's Metal Finishes Corp. for cash of $315,000 and a note payable to the seller of $340,000. Metal Finishing Corp. as a wholly owned subsidiary of Antenna Products, Inc., operates in the metal finishes market.

The Company sold Metal Finishing Corp back to its former owner on March 2, 1998 for $100. The Company has reflected the operations of Metal Finishing Corp in the accompanying financial statements as a discontinued operation. The loss from sale was recognized in the Company's third fiscal quarter.

4.	Inventories

	The major components of inventories are as follows:

                                 1998		      1997

		Raw Materials			            		$   857,014	 $   954,849
		Work in process					            1,085,000 	    792,471
		Finished Goods					               753,456	     651,123
                                -----------  -----------
	                               $ 2,695,470 	$ 2,398,443
                                ===========  ===========

Certain allocable overhead costs such as depreciation, insurance, property taxes and utilities are included in inventory based upon percentages developed by the Company. The aggregate amount of these costs included in inventory during the years ended May 31, 1998 and 1997 were $833,636 and $772,084, respectively.

5.	Property and Equipment

	The following is a summary of the Company's property and equipment:

                          					Estimated
	                              Useful Life         1998   	     1997
                               -----------         ----         ----
Land                                     				$   375,136     	$   375,136
Buildings and improvements	     15-30 years		  1,873,217	       1,873,217
Machinery and equipment		       10 years			    2,923,249	       2,938,070
Automobiles and trucks		        3 years			        97,328	          97,328
Office furniture and fixtures	  10 years			      605,788	         605,788
                                             -----------      -----------
	                                            $ 5,874,718	     $ 5,889,539
Less accumulated depreciation				             (3,234,158)	     (2,946,977)
                                             -----------      -----------
Net property and equipment				               $ 2,640,560	     $ 2,942,562
                                             ===========      ===========
6.	Notes Payable

At May 31, 1998 notes payable consist of a revolving note payable to a bank, maximum amount $2,000,000, interest payable monthly at the prime rate plus 1% until September 30, 1998, when any unpaid principal and interest shall be due.

Prime rate was 8.5% at May 31, 1998 and May 31, 1997.

Borrowings under the revolving note payable are collateralized by accounts receivable and inventories and cannot exceed an amount determined by a formula based upon the amount of certain qualified receivables and inventories as defined in the loan agreement. At May 31, 1998, available borrowings under this credit facility were limited to the borrowing base amount of $2,425,000. Borrowings are guaranteed by a principal shareholder and the Company must maintain minimum net worth of $1,500,000 and working capital of $1,000,000.

7.  Long-Term Debt

At May 31, 1998 and 1997, long-term debt consists of the following:

                                                     1998	              1997
                                                     ----               ----
Subordinated note payable to a shareholder.
In the initial years, only interest (at the
prime rate) is payable, with monthly principal
payments scheduled to begin in June 1999,
and maturing in May 2004.					                   $   800,000       $   800,000

Note payable to a bank, guaranteed 80% by a U.S.
government agency, payable $10,050 per month,
including interest at the prime rate plus 1/2%;
collateralized by certain real estate and fixtures
and guaranteed by a principal shareholder; the
Company is required to maintain $1,100,000
in working capital and $1,000,000 in equity.				     934,273           964,673

Note payable to a finance company payable in
monthly installments of $12,429, including
interest at 9.47% until March 1999.							                 -           260,922

Note payable to a bank, payable in monthly
installments of $5,820, plus interest at prime
plus 1%, collateralized by all machinery and
equipment, inventory and accounts receivable
of Metal Finishing Corp.							                            -           375,147
                                                   ---------       -----------
								                                          $1,734,273        $2,400,742

Less current portion of long-term debt				           (43,688)         (199,800)
                                                  ----------       -----------
Non-current portion of long-term debt				         $1,690,585        $2,200,942
                                                  ==========       ===========

Maturities of long-term debt for each of the five years subsequent to May 31, 1998 are as follows (including $160,000 per year beginning in June 1999 for the shareholder note, although it is subordinated to the note payable to a bank):

		1999	         		$  43,688
  2000              207,787
  2001              212,269
  2002              217,173
  2003              222,536
  Thereafter		      830,820

8.	Income Taxes

Components of the net income tax expense (benefit) for the years ended May 31, 1998 and 1997 are as follows:

                                                     1998		         1997
                                                     ----           ----
Income taxes at statutory rate on income before
 income taxes                                 						$  43,300	      $  139,000
Non-deductible losses					                               (593)	          6,809
                                                    ---------       ----------
 Total provision (benefit)					                     $  42,707       $  145,809
                                                    =========       ==========
Deferred portion (benefit) of provision 			         $ (57,475)	     $   23,458
Current portion (benefit)					                        100,182	         122,351
                                                    ---------       ----------
  Total			                                      				$  42,707      	$  145,809
                                                    =========       ==========

The components of the deferred income tax provision (benefit) were as follows:

                                                      1998		          1997
                                                      ----            ----
	Accrued warranty claims					                     $  (51,000)	     $    (6,800)
	Provision for allowance for valuation of
  inventory			                                             -	          (10,200)
	Depreciation						                                  (21,027)	          56,700
	Bad debt provision					                              17,952	          (17,952)
 Other							                                         (3,400)	           1,710
                                                  -----------      -----------
	  Total						                                   	$  (57,475)	     $    23,458
                                                  ===========      ===========

Components of the net deferred tax liability at May 31, 1998 and 1997 are as follows:

                                            								   1998		         1997
                                                       ----           ----
	Deferred tax liability for
 	taxable temporary differences				               $  448,617	      $   469,644
	Deferred tax assets for deductible
	 temporary differences					                        (199,057)	        (162,609)
                                                  -----------      -----------
                                                		$  249,560	      $   307,035
                                                  ==========       ===========

Taxable temporary differences arise from differences between depreciation of property, plant and equipment for tax and financial purposes. Deductible temporary differences result from differences in timing of deduction of certain expenses, principally warranties, bad debts and group insurance and from an inventory valuation allowance for financial statement purposes.

9.	Profit Sharing Plan

The Company has adopted an employee profit sharing plan under Section 401(k) of the Internal Revenue Code. All employees with a minimum of one year of employment are eligible to participate. Employees may contribute to the plan up to 20% of their salary with a maximum of $9,500 in 1998 and 1997. The Company will match employee contributions for an amount up to 3% of each employee's salary if certain earnings requirements are met. Contributions are invested at the direction of the employee in one or more funds. Company contributions vest after three years of service. Company contributions amounted to $46,672 and $36,985 for the years ended May 31, 1998 and 1997, respectively.

10.  Commitments and Contingencies

Subsequent to May 31, 1998, the Company settled a law suit with a customer (See note 12).

The Company is involved in certain other legal actions arising from normal business activities. Outside counsel and management believe that the outcome of such proceedings will not materially affect the financial position or results of operations of the Company.

Concentration of Credit Risk
----------------------------
The Company deposits its cash primarily in deposits with major banks. Certain cash deposits may occasionally be in excess of federally insured limits. The Company has not incurred losses related to its cash.

The Company sells many of its products to the US Government, both military and civil agencies, and prime contractors. Although the Company might be directly affect by the well-being of the defense industry, management does not believe significant credit risk exists at May 31, 1998.

Ongoing credit evaluations of customer's financial condition are performed and, generally, no collateral is required. The Company maintains reserves for potential credit losses and such losses have not exceeded management's expectations.

Fair Value of Financial Instruments
-----------------------------------
The following disclosure of the estimate fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies.

The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents, receivables and accounts payable approximate carrying a value due to the short-term maturity of the instruments. The fair value of short-term and long-term debt approximate carrying value based on their effective interest rates compared to current market rates.

11.	New Accounting Pronouncements

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 provides a different method of calculating earnings per share than was used in APB Opinion 15. SFAS 128 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to existing fully diluted earnings per share.

The Company was required to adopt this standard in the year ended May 31, 1998. The new standard had no effect on the Company's calculation of earnings per share.

In June 1997, the Financial Accounting Standards Board issued two new disclosure standards. Results of operations and financial position will be unaffected by implementation of these new standards.

Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.


SFAS 131, "Disclosure about Segments of a Business Enterprise", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. The Company does not believe that SFAS 130 nor SFAS 131 will have any effect on its future financial statement disclosures.

12.0	Subsequent Event

Subsequent to May 31, 1998, the Company settled a lawsuit with a customer. The settlement resulted in the Company being required to pay the customer an aggregate of $382,000 in cash ($297,000 in August 1998 and $85,000 in November 1998) and 50,000 shares of Company common stock. The settlement amount has been recorded by the Company in accrued liabilities as of May 31, 1998.