Form 10QSB
period 1998-08-31
ANTENNA PRODUCTS INC
filed 1998-10-09
CIK 724267

U.S. Securities and Exchange Commission
                     Washington D.C.  20549

                           Form 10-QSB

(Mark One)
[  X  ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended August 31, 1998

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

                          Yes (X)   No

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
  1,862,928 as of September 30, 1998.


             ANTENNA PRODUCTS, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS

                August 31, 1998 and May 31, 1998

                             ASSETS
                                  August 31,1998      May 31, 1998
                                    (Unaudited)        (Audited)
Current assets:
  Cash and cash equivalents     $      406,308      $      221,041
  Accounts receivable:
    Trade, net of allowances
     for doubtful accounts
      of $7,021 each year            1,307,306           1,009,350
    United States Government           287,460             332,230
  Inventories                        2,583,333           2,695,470
  Prepaid expenses and other assets     18,933               9,229
  Income taxes receivable                    -              15,592
  Deferred income taxes                199,057             199,057
                                ______________      ______________
      Total current assets           4,802,397           4,481,969
                                ______________      ______________
Property and equipment, net          2,602,611           2,640,560
                                ______________      ______________
                                $    7,405,008      $    7,122,529
                                ==============      ==============

                  LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
  Notes payable                 $    1,480,000      $    1,300,000
  Current portion of
   long-term debt                       43,688              43,688
  Accounts payable                     441,618             436,504
  Accrued expenses                     572,442             670,295
  Income taxes payable                  33,414                   -
                                --------------      --------------
    Total current liabilities        2,571,162           2,450,487
                                --------------      --------------
Long-term debt, less current
 portion                               882,265             890,585
Note payable to shareholder            800,000             800,000
Deferred income taxes                  448,617             448,617
                                --------------      --------------
  Total long-term liabilities        2,130,882           2,139,202
                                --------------      --------------
  Total liabilities                  4,702,044           4,589,689
                                --------------      --------------
Commitments and Contingencies                -                   -

Shareholders' equity
 Preferred stock, $1.00 par,
  2,000,000 shares
   authorized, no shares
    issued and outstanding                   -                   -
 Common stock, $0.01 par,
  8,000,000 shares
   authorized 1,862,928 and
    1,812,928 issued and
     outstanding                        18,630               18,130
  Additional paid in capital         1,995,951            1,921,451
  Retained earnings                    688,383              593,259
                                --------------       --------------
   Total shareholders' equity        2,702,964            2,532,840
                                --------------       --------------
                                $    7,405,008       $    7,122,529
                                ==============       ==============
        See accompanying notes to consolidated financial statements.


                  ANTENNA PRODUCTS, INC.  AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME

              For the Quarters ended August 31, 1998 and 1997

                                (Unaudited)

                                      1998               1997
                                      ----               ----
Sales and contract revenues      $   2,138,686    $     1,947,812
Cost of sales and contracts          1,614,705          1,548,796
                                 -------------    ---------------

    Gross Profit                       523,981            399,016

Sales and administration
 expenses                              309,313            178,315
                                 -------------    ---------------
    Operating Profit                   214,668            220,701
                                 -------------    ---------------
Other income (expense):
  Interest expense                    (65,060)           (62,645)
  Interest income                        1,454                 19
  Other                                  1,508            (7,022)
                                 -------------    ---------------
Total other income (expense)          (62,098)           (69,648)
                                 -------------    ---------------
    Income before taxes                152,570            151,053

Provision for income taxes              51,874             52,172
                                 -------------    ---------------
 Income from continued operations      100,696             98,881

 Discontinued operations:
  Loss from operations of
   discontinued segment net of
    taxes of $2,865 and $10,171         (5,561)           (19,745)
                                 _____________    ________________
  Net income                     $      95,135    $        79,136
                                 =============    ================
  Earning (loss) per
   common shares:
    Continued operations         $         .05    $           .04
    Discontinued operations                  -              (.01)
                                 -------------    ---------------

     Net income                  $         .05    $           .03
                                 =============    ===============


        See accompanying notes to consolidated financial statements.


               ANTENNA PRODUCTS, INC.  AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the Quarters ended August 31, 1998 and 1997

                           (Unaudited)

                                        1998             1997
Cash flows from operating
activities:
 Net income                       $       95,135    $      79,136
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
    Depreciation                          38,216           86,755
    Changes in assets and
     liabilities:
      Accounts receivable               (253,186)        (449,072)
      Inventory                          112,137         (275,113)
      Prepaid expenses                    (9,704)           1,159
      Accounts payable and
       accrued expenses                  (17,744)          36,383
      Income taxes payable                49,009           32,000
                                 ---------------    --------------
  Net cash provided (used) by
   operating activities                   13,863        (488,752)
                                 ---------------    --------------
Cash flows from investing
 activities:
  Purchase of property and
   equipment                               (267)          (4,992)
                                 _______________    ______________
Cash flows from financing
activities:
  Net borrowings (payments)
   under bank line of credit             180,000          540,000
  Purchase of treasury stock                  (9)              (5)
  Principal payments on long
   term debt                              (8,320)         (64,262)
                                 ----------------   --------------
Net cash provided by financing
activities                                171,671         475,733
                                 ----------------   --------------
  Net increase (decrease) in
   cash and cash equivalents             185,267         (18,011)
  Cash and cash equivalents at
   beginning of period                   221,041           90,461
                                ----------------    -------------
Cash and cash equivalents at
end of period                   $        406,308    $      72,450
                                ================    =============
Supplemental disclosure of
cash flow information:
 Cash paid during the period
  for:
   Interest (none capitalized)  $       65,060      $      62,645
    Income taxes                               -           10,000



          See accompanying notes to consolidated financial statements.


                   ANTENNA PRODUCTS, INC.  AND SUBSIDIARIES
                  NOTES TO CONSOLIDATD FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Statement of Information Furnished

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 31, 1998, the results of operations for the three months ending August
     31, 1998 and 1997, and the cash flows for the three months ended August 31, 1998 and 1997. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's audited financial statements for its fiscal year ended May 31, 1998.

2.   Business

     Antenna Products Corporation
     ----------------------------
     The  Company  operates  as  a "Holding"  company  with  Antenna
     Products Corporation and Thirco, Inc. as its subsidiaries. Antenna Products Corporation is an operating subsidiary with Thirco serving as an equipment leasing company to Antenna Products, Inc.'s operating unit.

     Antenna Products Corporation designs, manufactures and markets standard and custom antennas, guyed and self supported towers, monopoles, support structures, masts and communication accessories worldwide. Customers include the U.S. Government, both military and civil agencies, U.S. Government prime contractors and commercial clients. Examples of Antenna Products Corporation's U.S. Government supplied products include ground to air collinear antennas, instrument landing antennas and towers, fixed system multi-port antenna arrays, tactical quick erect antennas and masts, shipboard antenna tilting devices, transport pallets, surveillance antennas, antenna rotators, positioners and controls, and high power broadcast baluns. Examples of the company's commercial products include panel, sector, omnidirectional and closed loop PCS antennas, automatic meter reading (AMR), cellular, paging and yagi antennas, guyed towers, self supported towers and monopoles.

     Thirco, Inc.
     ------------
     Thirco, Inc. was formed on November 1, 1993 as a Delaware company to purchase and lease equipment and facilities to the other operating units of Antenna Products, Inc. The primary lease arrangements are with Antenna Products Corporation. Thirco will occasionally assist in servicing the banking needs of Antenna Products, Inc.'s operating units. Since all activity is internal to Antenna Products, Inc. and its operating subsidiaries, financial data is consolidated with Antenna Products, Inc. Thirco does not intend to engage in any outside business transactions.

     Seasonality

     Antenna Products, Inc.'s businesses are not dependent on seasonal factors.

     Backlog

     The backlog of orders on September 30, 1998 at Antenna Products Corporation amounted to approximately $4.1 million. About 95% of the current backlog will be delivered in the 1999 fiscal year.

     Inventories

     The major components of inventories are as follows:

                             August 31, 1998           May 31, 1998
                             ---------------           ------------
       Raw  materials        $       597,123           $    857,014
       Work in process             1,454,508              1,085,000
       Finished goods                531,702                753,456
                             ---------------           ------------
                             $     2,583,333           $  2,695,470
                             ===============           ============
4.   Notes Payable

     At August 31, 1998 notes payable consist of a revolving note payable to a bank, maximum amount $2,000,000, interest payable monthly at the prime rate plus 1% until September 30, 1998, when any unpaid principal and interest shall be due.

     Prime rate was 8.50% at August 31, 1998 and 1997.

     Borrowings under the revolving note payable are collateralized by accounts receivable and inventories and cannot exceed an amount  determined  by  a  formula based  upon  the  amount  of certain qualified receivables and inventories as defined in the loan agreement. At August 31, 1998, available borrowings under this credit facility were limited to the borrowing base amount of $2,513,010. Borrowings are guaranteed by a principal shareholder and the Company must maintain a minimum net worth of $1,500,000 and working capital of $1,000,000.

5.   Long-Term Debt

     At August 31, 1998 and 1997, long-term debt consists of the following:

                                                     1998         1997
                                                     ----         ----
     Subordinated note payable to a principal
     shareholder. In the initial years only
     interest (at the prime rate) is payable
     with monthly principal payments scheduled
     to begin in  June 1999 and maturing in
     May  2004.                                   $   800,000   $   800,000

     Note payable to a bank, guaranteed 80%
     by a U.S. Government Agency, payable $8,900
     per month, including interest at the
     prime rate plus 1/2%; collateralized by certain
     real estate and fixtures and guaranteed by
     a principal shareholder; the Company is
     required  to  maintain $1,500,000 in working
     capital  and $1,000,000 in  equity.              925,953       950,283

     Note   payable  to  a  finance  company
     payable  in  monthly installments
     of  $12,429,  including interest at 9.47%
     until  March  1999.                                    -       228,166

     Note  payable  to a bank, payable in monthly
     installments  of $5,820, plus interest at prime
     plus 1%, collateralized by all machinery
     and equipment, inventory and accounts
     receivable of Metal Finishing Corp.                    -       366,530
                                                    ---------    ----------
                                                   $1,725,953    $2,344,979
                                                   ==========    ==========


             ANTENNA PRODUCTS, INC. AND SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                OPERATION AND FINANCIAL CONDITION

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and operating results for the period included in the accompanying financial statements.

Results of Operations
---------------------
First  Quarter  Ended August 31, 1998 Compared to  First  Quarter
Ended August 31, 1997

The Company's net profit for the quarter ended August 31, 1998 was $95,135 compared to $79,136 in the quarter ended August 31, 1997. The increased profitability was the result of improved sales in the first quarter. The Company's operating margin for the first quarter of fiscal year 1999 was 10% compared to 11% in the first quarter of fiscal year 1998. Overall sales were 9.8% higher this year with $2.14 million total deliveries in the first quarter of fiscal year 1999 compared to $1.95 million of deliveries for the same time period of fiscal year 1998. However, due to the nature of long term contracts, individual quarterly results may vary dramatically and not be indicative of a trend.

Sales and administrative expenses were higher in the first quarter of fiscal year 1999, $309 thousand versus $178 thousand in the first quarter of fiscal year 1998. Interest expense in the first quarter of fiscal year 1999 was slightly higher, $65 thousand versus $63 thousand in the same time period of fiscal year 1998.

Due to Antenna Products' continued success in commercial markets, the Company's backlog totaled $4.1 million on September 30, 1998, compared to $4.2 million at year-end.

In response to customer antenna requirements, three new AMR antennas were developed during the first quarter. Two of the new antennas are unity and 3 dBd gain 900 MHz omni antennas. The third antenna is a 10 dBd gain 180 degree sector antenna that operates at 1428 MHz. Initial orders for 50 each of the two AMR omni antennas and 8 of the new AMR section antennas were received in September for delivery in October.

More information on new products at Antenna Products is available on the Internet web page at://www.antennaproducts.com.

Liquidity and Capital Resources
-------------------------------
The Company's current assets total $4,802,397 as of August 31, 1998 with $4,178,099 in inventory and accounts receivable. Receivables are $1,594,766 at quarter ending August 31, 1998 compared to $1,341,580 at fiscal 1998 year-end. Net inventories have decreased slightly from $2,695,470 at May 31, 1998 to $2,583,333. Cash accounts have increased $185,267 from May 31, 1998. There were nominal capital additions during this period. Current liabilities of the company increased $120,675 from fiscal
year  end as the result of material purchased for work        in-
process on contracts at Antenna Products. Approximately 95% of this work in-process will deliver in FY99.

Management believes that cash flows from operations of the operating subsidiary and current cash balances, together with available lines of credit, will be sufficient to fund operations and expenses for the near and mid term future. The Company at August 31, 1998 had $520,000 remaining in loan availability against its revolving credit lines. On September 30, 1998, Antenna Products renewed its annual working credit line of $2.0 million with loan advances subject to a borrowing base formula applied to inventory and receivable balances.

Year 2000 Readiness
-------------------
Antenna Products is currently assessing the potential impact of the year 2000 (Y2K) on the Company's ability to deliver products and/or services. To date, vendor implementation plans have been requested, and internal software and hardware applications are being tested. The Company has not completed its assessment, but management believes that the costs of addressing this issue will not materially affect the financial position or results of operation of the Company. Antenna Products Corporation plans to commit the resources required to resolve any significant year 2000 issues by June 1, 1999.



             ANTENNA PRODUCTS, INC.  AND SUBSIDIARIES
                    PART II-OTHER INFORMATION



No Applicable Items.


                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   Antenna Products, Inc.




Date:  October 9, 1998             ------------------------------
                            s/o/f  Clark D. Wraight, Vice President
                                   and Principal Financial Officer