Form 10QSB
period 1998-11-30
ANTENNA PRODUCTS INC
filed 1999-01-06
CIK 724267

U.S. Securities and Exchange Commission
                           Washington D.C.  20549

                                 Form 10-QSB

(Mark One)
     [  X  ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
             For the quarterly period ended November 30, 1998

     [     ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,862,928 as of November 30, 1998.

                  ANTENNA PRODUCTS, INC. AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

                    November 30, 1998 and May 31, 1998

                                 ASSETS


                                      November 30, 1998          May 31, 1998
                                          (Unaudited)               (Audited)
Current assets:
 Cash and cash equivalents                $     502,453          $    221,041
 Accounts receivable:
  Trade, net of allowances for
   doubtful accounts of $7,021 each
    year                                      1,221,742             1,009,350
  United States Government                      109,604               332,230
 Inventories                                  2,634,127             2,695,470
 Prepaid expenses and other assets               70,611                 9,229
 Income taxes receivable                              -                15,592
 Deferred income taxes                          199,057               199,057
                                           ------------          ------------
  Total current assets                        4,737,594             4,481,969
                                           ------------          ------------
Property and equipment, net                   2,528,093             2,640,560
                                           ------------          ------------
                                           $  7,265,687          $  7,122,529
                                           ============          ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Notes payable                             $  1,225,000         $   1,300,000
  Current portion of long-term debt              43,688                43,688
  Accounts payable                              445,622               436,504
  Accrued expenses                              531,318               670,295
  Income taxes payable                           21,543                     -
                                           ------------         -------------
   Total current liabilities                  2,267,171             2,450,487
                                           ------------         -------------
Long-term debt, less current portion            872,667               890,585
Note payable to shareholder, less
 current portion                                800,000               800,000
Deferred income taxes                           448,617               448,617
                                           ------------         -------------
 Total long-term liabilities                  2,121,284             2,139,202
                                           ------------         -------------
 Total liabilities                            4,388,455             4,589,689
                                           ------------         -------------
Commitments and Contingencies                         -                     -

Shareholders' equity
 Preferred stock, $1.00 par,
  2,000,000 shares authorized, no
   shares issued and outstanding.                     -                     -
 Common stock, $0.01 par, 8,000,000
  shares authorized. 1,862,928 and
   1,812,928 shares issued and outstanding
    respectively                                 18,630                18,130
  Additional paid in capital                  1,995,951             1,921,451
  Retained earnings                             862,651               593,259
                                            -----------           -----------
   Total shareholders' equity                 2,877,232             2,532,840
                                            -----------           -----------
                                            $ 7,265,687           $ 7,122,529

        See accompanying notes to consolidated financial statements.


                     ANTENNA PRODUCTS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

					                    Six Months Ended		          Three Months Ended
					             Nov 30, 1998    Nov 30, 1997   Nov 30, 1998     Nov 30, 1997
                  ------------    ------------   ------------     ------------
Sales and contract
 revenues          $ 4,150,133    $  4,281,247   $  2,011,447     $  2,333,435
Cost of sales and
 contracts           3,053,095       3,267,147      1,438,390        1,718,361
                   -----------    ------------   -------------    ------------

 Gross Profit        1,097,038       1,014,100        573,057          615,074

Sales and
 administration
  expenses             562,142         350,249        252,829          171,924
                    ----------     -----------    -----------      -----------
 Operating Profit      534,896         663,851        320,228          443,150
                    ----------     -----------    -----------      -----------
Other income
 (expense):
 Interest expense     (132,036)       (126,511)       (66,976)         (63,866)
  Interest income        1,482              68             28               49
  Other                  5,261         (12,872)         3,753           (5,850)
                    ----------     ------------    -----------     -----------
Total other income
 (expense)            (125,293)       (139,315)       (63,195)         (69,667)
                    ----------     ------------    -----------     -----------
 Income from
  continuing
   operations
    before income
     taxes             409,603         524,536         257,033         373,483
Provision for income
 taxes                 140,000         178,752          88,126         126,580
                    ----------     -----------      ----------     -----------
Income from
 continuing
  operations           269,603         345,784         168,907         246,903

Discontinued
 operations:
  Loss from operations
   of discontinued
    segment, net of
     taxes of 2,865     (5,561)        (36,401)              -         (16,656)
                    -----------    -----------       ---------     -----------

Net income          $   264,042    $   309,383       $ 168,907     $   230,247
                    ===========    ===========       =========     ===========

Basic earnings (loss)
 per common share
  Continuing
   operations       $       .14    $       .19       $     .09     $       .14

Discontinued
 operations                   -           (.02)              -            (.01)
                    -----------    -----------       ---------     -----------
                    $       .14    $       .17       $     .09     $       .13
                    ===========    ===========       =========     ===========


              See accompanying notes to consolidated financial statements.


                          ANTENNA PRODUCTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the Quarters ended November 30, 1998 and 1997

                                         (Unaudited)


                                               Six Months Ended
                                    November 30, 1998        November 30, 1997
                                    -----------------        -----------------
Cash flows from operating
 activities:
Net income                          $    264,042             $      309,383
 Adjustments to reconcile net
  income to net cash provided by
   operating activities:
  Depreciation                           112,732                    173,514
  Deferred federal income tax                  -                    (37,413)
  Changes in assets and liabilities:
   Accounts receivable                    10,236                   (676,722)
   Inventory                              61,343                   (481,975)
   Prepaid expenses                      (61,382)                   (17,846)
   Accounts payable and accrued
    expenses                             (49,500)                   216,181
   Income taxes payable                   37,135                    123,413
                                      ----------                -----------
Net cash provided (used) by
 operating activities                    374,606                   (391,465)
                                      ----------                -----------
Cash flows from investing
 activities:
 Purchase of property
   and equipment                            (267)                     (4,992)
                                      ----------                -----------
Cash flows from financing
 activities:
  Net borrowings (payments) under
   bank line of credit                   (75,000)                   505,000
 Purchase of treasury stock                   (9)                        (5)
 Principal payments on long term
  debt                                   (17,918)                  (115,365)
                                       ---------                 -----------
Net cash provided (used) by
 financing activities                    (92,927)                   389,630
                                       ---------                 -----------
Net increase (decrease) in cash
 and cash equivalents                    281,412                     (6,827)
Cash and cash equivalents at
 beginning of period                     221,041                     90,461
                                       ---------                 -----------
Cash and cash equivalents at end
 of period                             $ 502,453                 $    83,634
                                       =========                 ===========
Supplemental disclosure of cash flow
 information:
  Cash paid during the period for:
   Interest (none capitalized)         $ 132,036                $    156,102
    Income taxes                         100,000                      74,000


          See accompanying notes to consolidated financial statements.

                      ANTENNA PRODUCTS, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATD FINANCIAL STATEMENTS
                                        (Unaudited)

1.  Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 1998, the results of operations for the six months ended and three months ended November 30, 1998 and 1997, and the cash flows for the six months ended November 30, 1998 and 1997. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's audited financial statements for its fiscal year ended May 31, 1998.

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

Thirco, Inc.
------------
Thirco, Inc. was formed on November 1, 1993 as a Delaware company to purchase and lease equipment and facilities to the other operating units of Antenna Products, Inc.. The primary lease arrangements are with Antenna Products Corporation. Thirco will occasionally assist in servicing the banking needs of Antenna Products, Inc.'s. operating units. Since all activity is internal to Antenna Products, Inc. and its operating subsidiaries, financial data is consolidated with Antenna Products, Inc. Thirco does not intend to engage in any outside business transactions.

Seasonality
-----------
Antenna Products, Inc.'s businesses are not dependent on seasonal factors.

Backlog
-------
The backlog of orders on November 30, 1998 at Antenna Products amounted to approximately $3.2 million. About 90% of the current backlog will be delivered in the 1999 fiscal year.

Inventories
-----------
The major components of inventories are as follows:

              							November 30, 1998	     May 31, 1998

	Raw materials					$     	617,470	          $     857,014
	Work in process        1,471,436               1,085,000
	Finished goods 					     545,221                 753,456
                   --------------           -------------
							            $    2,634,127         		$   2,695,470

4.  Notes Payable

At November 30, 1998 notes payable consist of a revolving note payable to a bank, maximum amount $2,000,000, interest payable monthly at the prime rate plus 1% until September 30, 1999, when any unpaid principal and interest shall be due.

Prime rate was 7.75% at November 30, 1998 and 8.50% at November 30, 1997.

Borrowings under the revolving note payable are collateralized by accounts receivable and inventories and cannot exceed an amount determined by a formula based upon the amount of certain qualified receivables and inventories as defined in the loan agreement. At November 30, 1998, available borrowings under this credit facility were limited to the borrowing base amount of $2,305,268. Borrowings are guaranteed by a principal shareholder and the Company must maintain a minimum net worth of $1,500,000 and working capital of $1,000,000.

5.	Long-Term Debt

	At November 30, 1998 and 1997, long-term debt consists of the following:

                                                										1998       1997
                                                          ----       ----
	Subordinated note payable to a principal shareholder.
	In the initial years only interest (at the prime rate) is
	payable with monthly principal payments scheduled to begin
	in June 1999 and maturing in May 2004.			                $ 800,000 $  800,000

	Note payable to a bank, guaranteed 80% by a U.S.
 Government Agency, payable $8,900 per month, including
 interest at the prime rate plus 1/2%; collateralized
 by certain real estate and fixtures and guaranteed
 by a principal shareholder; the Company is required
 to maintain $1,500,000 in working capital and $1,000,000
	in equity.								                                        916,356     950,048

	Note payable to a finance company payable in monthly
 installments of $12,429, including interest at 9.47%
 until March 1999.			                                            -	    194,798

	Note payable to a bank, payable in monthly installments
 of $5,820, plus interest at prime plus 1%,
 collateralized by all machinery and equipment, inventory
 and accounts receivable of Metal Finishing Corp.	               -	    357,528
                                                          --------  -----------
                                                        $1,716,356  $2,302,374
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

Results of Operations
---------------------
Second Quarter Ended November 30, 1998 Compared to Second Quarter Ended November 30, 1997

The Company's net profit for the quarter ended November 30, 1998 was $168,907 compared to $230,247 in the quarter ended November 30, 1997. The decreased profitability was the result of lower margins on some product lines and lower sales of Antenna Products. The Company's operating margin for the second quarter of fiscal year 1999 was 15.9% compared to 19% in the second quarter of fiscal year 1998. Overall sales were 14% lower this year with $2.01 million total deliveries in the second quarter of fiscal year 1999 compared to $2.33 million of deliveries for the same time period of fiscal year 1998. However, due to the nature of long term contracts, individual quarterly results may vary dramatically and not be indicative of a trend.

Sales and administrative expenses were higher in the second quarter of fiscal year 1999, $253 thousand versus $172 thousand in the second quarter of fiscal year 1998. Interest expense in the second quarter of fiscal year 1999 was slightly higher, $67 thousand versus $64 thousand in the same time period of fiscal year 1998.

Due to slower sales in both military and commercial markets, the Company's backlog totaled $3.2 million on November 30, 1998, compared to a backlog of $5.5 million on November 30, 1997.

Six Months Ended November 30, 1998 Compared to Six Months Ended November 30,
1997

For the six month period ending November 30, 1998 the net profit was $264,042 compared to a net profit of $309,383 in the same six month period of 1997. Sales were $4.15 million in the first half of fiscal year 1999, 3% lower than the $4.28 million of sales in the first half of fiscal year 1998. The gross profit margin for the first six months was 26% compared to 24% for the first six months of last year. Sales and administrative expenses as a ratio to sales were 14% in the first six months of this year compared to 8% in the same period last year. The Company's operating margin for the first half of fiscal year 1999 was 12.9% compared to 15.5% in the first half of fiscal year 1998. Warranty charges of $73,333 were higher than last year's rate, and averaged less than 2% of sales. Discretionary products development spending was $153,312, or 4% of sales, 1% higher than the comparable period last year.

In response to customer antenna requirements, two new AMR antennas that operate at 1428 MHz were developed during the second quarter. The first antenna is a unity gain omni antenna and the second antenna is a 3 dBd gain omni antenna. Initial orders for a total of 160 of the two new antennas were received during the second quarter.

More information on new products at Antenna Products is available on the Internet web page at://WWW.antennaproducts.com.

Liquidity and Capital Resources

The Company's current assets total $4,737,594 as of November 30, 1998 with $3,965,473 in inventory and accounts receivable. Receivables are $1,331,346 at the quarter ending November 30, 1998 compared to $1,341,580 at fiscal 1998 year-end. Net inventories have decreased slightly from $2,695,470 at May 31, 1998 to $2,634,127. Cash accounts have increased $281,412 from May 31, 1998. There were nominal capital additions during this period. Current liabilities of the company decreased $183,316 from fiscal year end due to the decrease in material requirements for work-in- process on contracts at Antenna Products. Approximately 90% of this work in-process will deliver in FY99.

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

Year 2000 Readiness

Antenna Products has completed a product line assessment and none of the products sold by the Company are at risk for Year 2000 compliance. The computer system at Antenna Products has been tested and it will accurately recognize Year 2000 dates. All required internal process software upgrades are scheduled to be installed and tested by June 1, 1999. Assessment of all vendors continues. Approximately 90% of the vendors surveyed have responded.

Management believes that the costs of addressing this issue will not materially affect the financial position or results of operation of the Company.



                 ANTENNA PRODUCTS, INC. AND SUBSIDIARIES
                        PART II-OTHER INFORMATION

No Applicable Items.






                               SIGNATURE
                               ---------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         Antenna Products, Inc.




Date:  Janaury 4, 1999									s/o/f:			Clark D. Wraight
                                        -----------------
                                        Vice President
							                                 and Principal Financial Officer










1