Form 10KSB/A
period 1998-05-31
ANTENNA PRODUCTS INC
filed 1999-01-12
CIK 724267

SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                 FORM 10-KSB/A

     (Mark One)
      [  X  ]	ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended May 31, 1998

                                      OR
      [      ] 	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE EXCHANGE ACT OF 1934

                         Commission file number 0-12866

                             ANTENNA PRODUCTS, INC.
                                (fka Cabre Corp)
               (Exact name of registrant as specified in its charter)

                 Delaware                   	     					75-1907070
       (State or other jurisdiction of 			   (IRS EmployerIdentification No.)
        Incorporation or organization)

           1209 Orange St., Wilmington, Delaware 19801			(302) 658-7581
         (Address of principal executive offices)			(Issuer's telephone number)

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



The following amendment to the 10-KSB filed for the period ending May 31, 1998 reflects an expanded explanation to the revenue recognition note
("Sales and Contract Revenues and Related Costs"). The expanded explanation describes the various types of long-term sales contracts used and the type of contracts used for commercial enterprises, governments and other organizations. The note also explains how revenues are recognized under these contracts.

The amendment does not change the financial statements, however the financial statements were included for ease of reading.



                           ANTENNA PRODUCTS, INC
                                ____________



                      CONSOLIDATED FINANCIAL STATEMENTS

                 for the years ended May 31, 1998 and 1997






INDEPENDENT AUDITORS' REPORT

The Board of Directors
Antenna Products, Inc.

We have audited the accompanying consolidated balance sheets of Antenna Products, Inc. as of May 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Antenna Products, Inc. as of May 31, 1998 and 1997 and the results of operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




s/o/f:  Jackson & Rhodes, P.C.

Dallas, Texas
July 16, 1998 (Except as to Note 12, which is as of August 5, 1998)



                      ANTENNA PRODUCTS, INC. AND SUBSIDIARES
                           CONSOLIDATED BALANCE SHEETS
                              MAY 31, 1998 AND 1997

                                      ASSETS
                                      ------
                                                        1998           1997
Current assets:
 Cash and cash equivalents                          $   221,041    $    90,461
 Accounts receivable:
  Trade, net of allowances for doubtful accounts
   of $7,021 in 1998 and $59,822 in 1997              1,009,350        835,828
  United States Government                              332,230        196,815
  Inventories                                         2,695,470      2,398,443
  Prepaid expenses and other assets                       9,229          8,162
  Income taxes receivable                                15,592              -
  Deferred income taxes                                 199,057        162,609
  Net assets of discontinued operations                       -        283,807
                                                    -----------     ----------
    Total current assets                              4,481,969      3,976,125

Property and equipment, net                           2,640,560      2,942,562
                                                    -----------     ----------
                                                     $7,122,529     $6,918,687
                                                    ===========     ==========


                        LIABILITIES AND SHAREHOLDERS' EQUITY
                        ------------------------------------

Current liabilities:
 Notes payable                                       $1,300,000     $  615,000
 Current portion of long-term debt                       43,688        199,800
 Accounts payable                                       436,504        502,733
 Accrued expenses                                       670,295        471,204
 Income taxes payable                                         -         11,225
                                                     ----------     ----------
  Total current liabilities                           2,450,487      1,799,962
                                                     ----------      ---------
 Long-term debt, less current portion                   890,585      1,400,942
 Note payable to shareholder                            800,000        800,000
 Deferred income taxes                                  448,617        469,644
                                                     ----------      ---------
  Total long-term liabilities                         2,139,202      2,670,586
                                                     ----------      ---------
  Total liabilities                                   4,589,689      4,470,548
                                                     ----------      ---------
Commitments and contingencies (Note 10)                       -              -

Shareholders' equity:
 Preferred stock, $1.00 par, 2,000,000 shares
  authorized,no shares issued and outstanding                 -              -
 Common stock, $0.01 par, 8,000,000 shares
  authorized, 1,812,928 shares in 1998 and
   1,813,038 shares in 1997 issued and outstanding       18,130         18,130
 Additional paid-in capital                           1,921,451      1,921,451
 Retained earnings                                      593,259        508,558
                                                     ----------     ----------
  Total shareholders' equity                          2,532,840      2,448,139
                                                     ----------     ----------
                                                     $7,122,529     $6,918,687


          See accompanying notes to consolidated financial statements.


                    ANTENNA PRODUCTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                   For the Years ended May 31, 1998 and 1997

                                                      1998             1997
                                                      ----             ----
Sales and contract revenues                         $9,003,408      $7,975,962
Cost of sales and contracts                          7,307,587       6,309,183
                                                    ----------      ----------
 Gross profit                                        1,695,821       1,666,779

Sales and administrative expenses                      908,743         930,317
                                                     ---------      ----------
 Operating profit                                      787,078         736,462
                                                     ---------      ----------
Other income and (expense):
 Interest expense                                     (272,669)       (235,373)
  Interest income                                        1,901             779
  Other                                                 14,938           8,472
                                                      --------       ---------
Total other income and (expense)                      (255,830)       (226,122)

Income from continuing operations
 before income taxes                                   531,248         510,340

Provision for income taxes                             180,009         176,911
                                                      --------       ---------
Income from continuing operations                      351,239         333,429

Discontinued operations (Note 3):
 Loss from operations of discontinued
  metal finishing segment, net of $36,572 and
   31,102 tax benefit                                  (70,993)        (70,183)
 Loss on disposal of metal finishing segment,
  net of $100,730 in tax benefit                      (195,535)              -
                                                     ----------      ---------
Net income                                           $  84,711       $ 263,246
                                                     ==========      =========
 Earnings (loss) per common share:
  Continuing operations                              $     0.19      $    0.18
  Discontinued operations                                 (0.14)         (0.03)
                                                     -----------     ----------
  Net earnings                                       $     0.05      $    0.15
                                                     ===========     =========


          See accompanying notes to consolidated financial statements.


                      ANTENNA PRODUCTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

                   For the years ended May 31, 1998 and 1997


                  Common Stock
                                             Additional
                         Number               Paid In     Retained
                       of Shares   Amount     Capital     Earnings    Total
                       ---------   ------    ----------   --------   ---------
Balance, May 31, 1996  1,813,128   $18,131   $1,921,451   $245,401  $2,184,983

Retirement of Stock          (90)       (1)           -        (89)        (90)

Net income                     -         -            -    263,246     263,246
                       ---------   -------    ----------  --------  ----------
Balance, May 31, 1997  1,813,038    18,130     1,921,451   508,558   2,448,139

Retirement of stock          (10)        -             -       (10)        (10)

Net income                     -         -             -     84,711     84,711
                       ---------    ------     ---------   --------   --------
Balance, May 31, 1998  1,812,928   $18,130    $1,921,451   $593,259 $2,532,840
                       =========   =======    ==========   ======== ==========

                See accompanying notes to consolidated financial statements.



                          ANTENNA PRODUCTS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the years ended May 31, 1998 and 1997


                                                     1998             1997
                                                     ----             ----
Cash flows from operating activities:         $    84,711         $    263,246
Net income
 Adjustments to reconcile net income
  to net cash provided by operating
   activities:
    Depreciation                                  301,999              322,189
    Net liabilities from discontinued
     operations                                   (91,340)             (23,601)
    Deferred federal income tax                   (57,475)              23,458
    Changes in assets and liabilities:
     Accounts receivable                         (308,937)             (47,990)
      Inventory                                  (297,027)             130,804
      Payments received                                 -                5,404
      Prepaid expenses                             (1,067)              (2,488)
      Accounts payable and accrued expenses       132,866              138,992
      Income taxes payable/receivable             (26,816)              88,341
                                                ----------          ----------
Net cash provided (used) by operating
 activities                                      (263,086)             898,355
                                                ----------          ----------
Cash flows from investing activities:
 Purchase of property and equipment                     -              (16,965)
                                                ----------          ----------
Cash flows from financing activities:
 Net borrowings (payments) under
  bank lines of credit                             685,000            (775,000)
 Principal payments on long-term debt             (291,324)           (170,202)
 Purchase of common stock                              (10)                (90)
                                                -----------         -----------
 Net cash provided (used) by financing
  activities                                        393,666           (945,292)
                                                -----------         -----------
 Net increase (decrease) in cash and
  cash equivalents                                  130,580            (63,902)
 Cash and cash equivalents at
  beginning of period                                90,461            154,363
                                                -----------          ---------
 Cash and cash equivalents at end of period     $   221,041          $  90,461
                                                ===========          =========
Supplemental disclosure of cash flow
 information:
  Cash paid during the period for:
   Interest (none capitalized)                  $   272,669          $ 235,373
   Income taxes                                     127,000            100,000


            See accompanying notes to consolidated financial statements.


                               ANTENNA PRODUCTS, INC.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      For the Years Ended May 31, 1998 and 1997

                                        AMENDMENT
                                        =========

2. Summary of Significant Accounting Policies

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Sales and Contract Revenues and Related Costs
---------------------------------------------

Antenna Products manufactures and markets standard and custom antennas, guyed and self supported towers, monopoles, support structures, masts and communication accessories worldwide. Customers include the U.S. Government, both military and civil agencies, U.S. Government prime contractors and commercial clients. Examples of Antenna Products' U.S. Government supplied products include ground to air collinear antennas, instrument landing antennas and towers, fixed system multi-port antenna arrays, tactical quick erect antennas and masts, shipboard antenna tilting devices, transport pallets, surveillance antennas, antenna rotators, positioners and controls, and high power broadcast baluns. Examples of the company's commercial products include panel, sector, omnidirectional and closed loop PCS antennas, automatic meter reading
(AMR), cellular, paging and yagi antennas, guyed towers, self supported towers and monopoles.

Antenna Products is primarily a build to order company. As such, most orders are negotiated firm fixed-price contracts. Most commercial contracts are single order and single delivery firm fixed-price contracts. Some government contracts are multi-year performance with established option dates with a predetermined escalated price for delivery in that outyear. These types of contracts can be valid from two to five years. Other types of government contracts are called supply contracts where the government buys a particular product and has estimated the quantity required over an expected period. Antenna Products has some major prime contractors who negotiate contracts based on large quantities with set escalation rates for future prices. The Government is attempting to procure more and more products that have commercial equivalents to military standards. These purchases are for off-the-shelf products and therefore use credit cards and accept commercial terms and shipping methods. Antenna Products recognizes an order or resultant sale when official notification is received that an option is being exercised.

Revenue from short-term contracts calling for delivery of products are recognized as the product is shipped. Revenue and costs under certain long-term fixed price contracts with governments are recognized on the units of delivery method. This method recognizes as revenue the contract price of units of the product delivered during each period and as the cost of earned revenue the costs allocable to the delivered units; costs allocable to undelivered units are reported in the balance sheet as inventory. Amounts in excess of agreed upon contract price for customer directed changes, constructive changes, customer delays or other causes of additional contract costs are recognized in contract value if it is probable that a claim for such amounts will result in additional revenue and the amounts can be reasonably estimated. Revisions in cost and profit estimates are reflected in the period in which the facts requiring the revision become known and are estimable. Losses on contracts are recorded when identified.


                                   SIGNATURE

	Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATE:  January 12, 1999.



                                      							Antenna Products, Inc.




                                   						BY:	s/o/f: Gary W. Havener
                                                    ---------------
                                             Principal Executive Officer and
                                                        Director