Form 10QSB
period 1999-02-28
ANTENNA PRODUCTS INC
filed 1999-04-14
CIK 724267

U.S. Securities and Exchange Commission
                            Washington D.C.  20549

                                  Form 10-QSB

(Mark One)
[  X  ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
         For the quarterly period ended February 28, 1999

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,862,928 as of March 1, 1999.

                ANTENNA PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS

                  February 28, 1999 and May 31, 1998

                                 ASSETS
                                          February 28, 1999    May 31, 1998
                                             (Unaudited)         (Audited)
                                          -----------------    ---------------
Current assets:
 Cash and cash equivalents                $    238,080         $    221,041
 Accounts receivable:
  Trade, net of allowances for
   doubtful accounts of $7,021 each year       854,814            1,009,350
 United States Government                      232,297              332,230
 Inventories                                 2,826,457            2,695,470
 Prepaid expenses and other assets              20,991                9,229
 Income taxes receivable                             -               15,592
 Deferred income taxes                         199,057              199,057
                                          ------------       --------------
  Total current assets                       4,371,696            4,481,969

Property and equipment, net                  2,464,332            2,640,560
                                          ------------       --------------
                                          $  6,836,028       $    7,122,529
                                          ============       ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Notes payable                            $  1,055,000       $    1,300,000
 Current portion of long-term debt              43,688               43,688
 Accounts payable                              474,439              436,504
 Accrued expenses                              202,700              670,295
 Income taxes payable                            6,924                    -
                                          ------------        -------------
  Total current liabilities                  1,782,751            2,450,487
                                          ------------        -------------
 Long-term debt, less current portion          862,216              890,585
 Note payable to shareholder, less
  current portion                              800,000              800,000
 Deferred income taxes                         448,617              448,617
                                          ------------        -------------
  Total long-term liabilities                2,110,833            2,139,202
                                          ------------        -------------
  Total liabilities                          3,893,584            4,589,689
                                          ------------        -------------
Commitments and contingencies                        -                    -

Shareholders' equity
 Preferred stock, $1.00 par,
  2,000,000 shares authorized, no
   shares issued and outstanding.                    -                    -
 Common stock, $0.01 par, 8,000,000
  shares authorized 1,862,928 and
   1,812,928 shares issued and
    outstanding respectively                    18,630               18,130
 Additional paid in capital                  1,995,951            1,921,451
 Retained earnings                             927,863              593,259
 Accumulated other comprehensive income              -                    -
                                          ------------         ------------
  Total shareholders' equity                 2,942,444            2,532,840
                                          ------------         ------------
                                          $  6,836,028         $  7,122,529

        See accompanying notes to consolidated financial statements.

                   ANTENNA PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

     					                Nine Months Ended		             Three Months Ended
	  				                Feb 28,1999   Feb 28,1998     Feb 28,1999   Feb 28,1998
                       -----------   -----------     -----------   -----------
Sales and contract
 revenues              $ 5,887,954   $ 6,480,173     $ 1,737,821   $ 2,198,926
Cost of sales and
 contracts               4,318,805     5,037,270       1,265,710     1,770,123
                       -----------   -----------     -----------   -----------
 Gross profit            1,569,149     1,442,903         472,111       428,803
 Sales and
  administrative
   expenses                874,371       639,241         312,229       288,992
                       -----------   -----------     -----------   -----------
  Operating profit         694,778       803,662         159,882       139,811
                       -----------   -----------     -----------   -----------
Other income (expense):
 Interest expense         (189,533)     (210,036)        (57,497)      (66,200)
 Interest income             3,300           166           1,818            98
 Other                       6,475         7,282           1,569         2,829
                       -----------   -----------      -----------   ----------
Total other income
 (expense)                (179,758)     (202,588)        (54,110)      (63,273)
                       -----------   -----------      -----------   ----------
 Income from
  continuing operations
   before income taxes     515,020       601,074          105,772       76,538

Provision for income
 taxes                     175,200       204,400           35,200       25,648
                       -----------    ----------        ---------    ---------
 Income from continuing
  operations               339,820       396,674           70,572       50,890

Discontinued operations:
 Loss from discontinued
  operations net of
   income tax benefit of
    $ 2,685, $31,860,
     $180 and $13,108       (5,206)      (61,847)               -      (25,446)
Loss from sale of
 discontinued operations,
  net of income tax
   benefit of $104,777           -      (203,390)               -     (203,390)
                        ----------    -----------     -----------     ---------
Net income (loss)       $  334,614    $   131,437     $    70,572   $ (177,946)
                        ==========    ===========     ===========   ===========
Earnings (loss) per
 common share:
 Continuing operations  $      .18    $       .22     $       .04   $      .03
 Discontinued operations         -           (.15)              -         (.13)
                        ----------    -----------     -----------   -----------
 Net income (loss)      $      .18    $       .07     $       .04   $     (.10)
                        ==========    ===========     ===========   ===========



                    ANTENNA PRODUCTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                  Nine Months Ended

                                       February 28, 1999     February 28, 1998
Cash flows from operating activities:
 Net income                            $   334,614           $    131,437
  Adjustments to reconcile net
   income to net cash provided by
    operating activities:
     Depreciation                          187,320                260,268
     Accrued loss on sale of
      discontinued operations                    -                308,167
     Changes in assets and
      liabilities:
       Accounts receivable                 254,469               (343,714)
       Inventory                           (55,987)              (639,646)
       Prepaid expenses                    (11,760)               (14,404)
       Accounts payable and accrued
        expenses                          (429,662)                37,136
       Deferred federal income tax               -                (37,413)
       Income taxes payable                 22,515                  7,176
                                       -----------           ------------
 Net cash provided (used) by
  operating activities                     301,509               (290,993)
                                       -----------           ------------
Cash flows from investing activities:
 Purchase of property and equipment        (11,092)                (4,992)
                                       -----------           ------------
Cash flows from financing activities:
 Net borrowings (payments) under
  bank line of credit                     (245,000)               865,000
 Purchase of treasury stock                     (9)                    (5)
 Principal payments on long term debt      (28,369)              (520,328)
                                       ------------          -------------
Net cash provided (used) by
 financing activities                      (273,378)               344,667
                                       ------------          -------------
 Net increase in cash and cash
  equivalents                                17,039                 48,682
 Cash and cash equivalents at
  beginning of period                       221,041                 90,461
                                       ------------          -------------
 Cash and cash equivalents at end
  of period                            $    238,080          $     139,143
                                       ============          =============
Supplemental disclosure of cash flow
 information:
  Cash paid during the period for:
   Interest (none capitalized)         $    189,533          $     210,036
   Income taxes                             150,000                 86,745

          See accompanying notes to consolidated financial statements.

                 ANTENNA PRODUCTS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1.  Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 28, 1999, the results of operations for the nine months ending February 28, 1999 and 1998, and the cash flows for the nine months ended February 28, 1999 and 1998. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's audited financial statements for its fiscal year ended May 31, 1998.

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

Thirco, Inc.
------------

Thirco, Inc. was formed on November 1, 1993 as a Delaware company to purchase and lease equipment and facilities to the other operating units of Antenna Products, Inc. The primary lease arrangements are with Antenna Products. Thirco will occasionally assist in servicing the banking needs of Antenna Products, Inc.'s operating units. Since all activity is internal to Antenna Products, Inc. and its operating subsidiaries, financial data is consolidated with Antenna Products, Inc. Thirco does not employ any full time employees and does not intend to employ any in the foreseeable future. Thirco does not intend to engage in any outside business transactions.

Seasonality
-----------

Antenna Products, Inc.'s businesses are not dependent on seasonal factors.

Backlog
-------

The backlog of orders on February 28, 1999 at Antenna Products amounted to approximately $4.1 million. About 50% of the current backlog will be delivered in the remaining three months of the 1999 fiscal year.

3.  Inventories

The major components of inventories are as follows:
                             							February 28, 1999	       May 31, 1998

	Raw materials					                 $     	623,404		         $     857,014
	Work in process					                    1,873,299               1,085,000
	Finished goods 					              	       329,754	                753,456
                                    --------------           -------------
							                             $    2,826,457         		$   2,695,470
                                    ==============           =============
4.  Notes Payable

At February 28, 1999 notes payable consist of a revolving note payable to a bank, maximum amount $2,000,000, interest payable monthly at the prime rate plus 1% until September 30, 1999, when any unpaid principal and interest shall be due.

Prime rate was 7.75% at February 28, 1999 and 8.50% at February 28, 1998.

Borrowings under the revolving note payable are collateralized by accounts receivable and inventories and cannot exceed an amount determined by a formula based upon the amount of certain qualified receivables and inventories as defined in the loan agreement. At February 28, 1999, available borrowings under this credit facility were limited to the borrowing base amount of $2,307,785. Borrowings are guaranteed by a principal shareholder and the Company must maintain a minimum net worth of $1,500,000 and working capital of $1,000,000.

5.	Long-Term Debt

	At February 28, 1999 and 1998, long-term debt consists of the following:

                                                										1999   		    1998
                                                          ----         ----
	Subordinated note payable to a principal shareholder.
	In the initial years only interest (at the prime rate)
 is payable with monthly principal payments scheduled
 to begin in June 1999 and maturing in May 2004.       $   800,000 	$  800,000

	Note payable to a bank, guaranteed 80% by a U.S.
 Government Agency, payable $8,900 per month,
 including interest at the prime rate plus 1/2%;
 collateralized by certain real estate and fixtures
 and guaranteed by a principal shareholder; the Company
	is required to maintain $1,100,000 in working capital
 and $1,000,000 in equity.								                         905,904     941,216

	Note payable to an individual payable in monthly
 installments of $2,833 plus interest at prime plus 1%,
 collateralized by a first lien deed of trust on land
 and buildings.					     	                                       0	    229,513

	Note payable to a finance company payable in monthly
 installments of $12,429, including interest at 9.47%
 until March 1999.			                                            0     164,695
                                                        ----------  ----------
                                              										$1,705,904	 $2,135,424

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OPERATION AND FINANCIAL CONDITION

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and operating results for the period included in the accompanying financial statements.

RESULTS OF OPERATIONS
---------------------
Third Quarter Ended February 28, 1999 Compared to Third Quarter Ended February
------------------------------------------------------------------------------
28, 1998
--------

The Company recorded a net profit of $70,572 for the quarter ended February 28, 1999 compared to a net loss of $(177,946) for the quarter ended February 28, 1998. A comparison of the third quarter net profit of $70,572 to the income from continuing operations for the 1998 third quarter of $50,890 shows a small improvement in profit during a period of lower sales. The Company's operating margin for the third quarter of fiscal year 1999 was 9.2% compared to 6.4% in the third quarter of fiscal year 1998.

Overall sales were 21% lower this quarter with $1.7 million total deliveries in the third quarter of fiscal year 1999 compared to $2.2 million of deliveries for the same time period of fiscal year 1998. Changes in customer requirements have moved sales that were forecast for the third quarter into the next fiscal year.

Sales and administrative expenses were higher in the third quarter of fiscal year 1999, $312 thousand versus $289 thousand in the third quarter of fiscal year 1998. Interest expense in the third quarter of fiscal year 1999 was lower, $57 thousand versus $66 thousand in the same time period of fiscal year 1998.

Due to slower sales in both military and commercial markets, the Company's backlog totaled $4.1million on February 28, 1999, compared to a total backlog of $5.0 million on February 28, 1998.

Nine Months Ended February 28, 1999 Compared to Nine Months Ended February 28,
------------------------------------------------------------------------------
1998
----

For the nine month period ending February 28, 1999 the net profit was $334,614 compared to a net profit of $131,437 in the same nine month period of 1998. A comparison of the income from continuing operations for the nine month period ending February 28, 1999 of $339,820 to the income from continuing operations for the nine month period ending February 28, 1998 of $396,674 clearly shows the decrease in income that has resulted during a period of lower sales.

Sales were $5.89 million in the first nine months of fiscal year 1999, 9% lower than the $6.48 million of sales in the first nine months of fiscal year 1998. The gross profit margin for the first nine months was 27% compared to 22% for the first nine months of last year. Sales and administrative expenses as a ratio to sales were 15% in the first nine months of this year compared to 9.9% in the same period last year. The Company's operating margin for the first nine months of fiscal year 1999 was 11.8% compared to 12.4% for the first nine months of last year. Warranty charges of $84,592 were higher than last year's rate of $52,586 for the same time period, but averaged less than 2% of sales. Discretionary products development spending was $218,313, or 4% of sales, 1% higher than the comparable period last year.

Marketing of the new line of commercial antennas for the wireless telecommunications industry continues with small sales to license holders in the "C", "E", and "F" frequency blocks. In response to customer requirements, a new 2.4 GHz ISM Panel antenna was developed during the third quarter. This antenna will be mounted on subway cars and will provide location information as the car progresses through the tunnel network. Initial orders for the new ISM panel antenna are expected during the fourth quarter.

More information on new products at Antenna Products is available on the Internet web page at://WWW.antennaproducts.com.

Liquidity and Capital Resources
-------------------------------

The Company's current assets total $ 4,371,696 as of February 28, 1999 with $3,913,568 in inventory and accounts receivable. Receivables are $1,087,111 at the quarter ending February 28, 1999 compared to $1,341,580 at fiscal 1998 year-end. Net inventories have increased from $2,695,470 at May 31, 1998 to $2,826,457. Cash accounts have increased $17,039 from May 31, 1998. There were nominal capital additions during this period. Current liabilities of the Company decreased $667,736 from fiscal year end due to the reduction of the revolving line of credit balance and the payment of accrued expenses at year end. Approximately 50% of the current work in process at Antenna Products will deliver in FY99.

Management believes that cash flows from operations of the operating subsidiaries and current cash balances, together with available lines of credit, will be sufficient to fund operations and expenses for the near and mid term future. On September 30, 1998, Antenna Products renewed its annual working credit line of $2.0 million with loan advances subject to a borrowing base formula applied to inventory and receivable balances. The Company at February 28, 1999 had $945,000 remaining in loan availability against this revolving credit line.

Year 2000 Readiness
-------------------

Antenna Products has completed a product line assessment and none of the products sold by the Company are at risk for Year 2000 compliance. The computer system at Antenna Products has been tested and it will accurately recognize Year 2000 dates. All required internal process software upgrades are scheduled to be installed and tested by June 1, 1999. Assessment of all vendors continues. Approximately 95% of the vendors surveyed have responded.

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


                                       Antenna Products, Inc.

Date:  April 13, 1999           s/o/f:Clark D. Wraight, Vice President
						                               	and Principal Financial Officer