Form 10KSB
period 1999-05-31
ANTENNA PRODUCTS INC
filed 1999-08-20
CIK 724267

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON D.C.  20549

                           FORM 10-KSB

(Mark One)
      [  X  ]  ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Fiscal Year Ended May 31, 1999

                               OR
      [     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE EXCHANGE ACT OF 1934

                 Commission file number 0-12866

                     ANTENNA PRODUCTS, INC.
                        (fka Cabre Corp)
      (Exact name of registrant as specified in its charter)

                    Delaware                75-1907070
     (State or other jurisdiction of     (IRS Employer Identification No.)
     Incorporation or organization)

   1209 Orange St., Wilmington, Delaware 19801     (940) 325-3301
   -------------------------------------------     --------------
    (Address of principal executive offices)     (Issuer'stelephone number)

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

      As of August 10, 1999, there were outstanding 1,862,928 shares of the registrant's common stock, par value $0.01, which is the only class of common stock of the registrant. As of that date, and based on the closing bid price, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $1,375,128.

               Documents Incorporated by Reference
                         Proxy Statement


                             PART 1

Item 1.  BUSINESS

General

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

Antenna Products Corporation's customer base is primarily government and government prime contractor focused, but this is slowly changing as Antenna Products Corporation continues to develop and market new commercial products. Antenna Products Corporation's market is international in scope. The company currently focuses on exploiting the domestic market and has a limited amount of foreign sales. The specialized need of the company's customers and the technology required to meet those needs change constantly. Accordingly, the company stresses its engineering, installation, service and other support capabilities. The Company uses its own sales and engineering staff to service its principal markets. Some of the Company's contracts are large relative to total annual sales volume and therefore the composition of the customer base is different year to year. In 1999 AIRSYS ATM, Inc. (fka Wilcox Electric) was the single largest customer, and accounted for 21% of the sales volume. The U.S. Government totaled 18% of sales and Raytheon totaled 14% of sales. Orders for equipment in some of these product categories are in backlog and, therefore, AIRSYS ATM, Inc., Raytheon and the U.S. Government are expected to be major clients again in 2000.

Antenna Products Corporation is one of many suppliers of antennas and related manufacturing services to the government and government prime contractors. The Company competes on the basis of cost and product performance in a market with no dominant supplier. Due to fixed-price contracts and pre-defined contract specifications prevalent within this market, the company competes primarily on the basis of its ability to provide state-of-the-art solutions in the technologically demanding marketplace while maintaining its competitive pricing.

Antenna Products Corporation is primarily a build to order company and most manufacturing requirements are established on a contract basis. For this reason, the majority of the inventory is work in process. Less than 18% of total inventory, approximately $469,000, is currently maintained in stock for delivery to customers. Some raw materials are also inventoried to support customer delivery schedules. The Company performs work for the United States Government primarily under fixed-price prime contracts and subcontracts. Under fixed-price contracts, Antenna Products realizes any benefit or detriment occasioned by lower or higher costs of performance.

Antenna Products Corporation is subject to certain risks common to all companies that derive a portion of their revenues from the United States government. These risks include rapid changes in technology, changes in levels of government spending, and possible cost overruns. Recognition of profits on major contracts is based upon estimates of final performance, which may change as contracts progress. Contract prices and costs incurred are subject to Government Procurement Regulations, and costs may be questioned by the Government and are subject to disallowance. United States Government contracts contain a provision that they may be terminated at any time for the convenience of the Government. In such event, the contractor is entitled to recover allowable costs plus any profits earned to the date of termination. Collections are generally set in accordance with federal acquisition standards which require payment in accordance with "Net 30" terms after acceptance of goods. The Company is not directly regulated by any governmental agency in the United States. Most of Antenna Products Corporation's customers, and the antenna and tower industries in general, are subject to meeting various government standards. These performance standards necessitate Antenna Products' ability to produce antenna  designs,  which can be updated to  conform  to  customer requirements in a changing regulatory environment. These regulations have not adversely affected operations.

Antenna Products Corporation plans to reinvest from 2% to 5% of sales in research and development projects, and bid and proposal activities. The mix of expenditures between the two areas in any given year is a function of the demand for new independently developed innovative systems and the level of requirements solicited. In 1999 the Company invested 3.4% of sales to independent research and development (R&D). The level of expenditures as a ratio to sales is expected to continue at this level in 2000. The level of expenditures for R&D as a ratio to sales was 2.8% of sales in 1998 and 1997. The company does not consider patents to be material to its operations nor would the loss of any patents adversely affect operations.

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

Backlog
-------

The backlog of orders at Antenna Products Corporation was $3.3 million at year-end. This compares to $4.2 million in backlog at the end of fiscal year 1998. In August, an increase in orders pushed the backlog above $4.0 million. About 80% of this backlog will be delivered in the 2000 fiscal year.

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

Employees
---------

As of August 10, 1999 Antenna Products Corporation employed a total of 75 employees. Of the 75, 10 were employed in administration and sales, 10 in engineering and technical support, and 55 in manufacturing. None of the company's employees are subject to collective bargaining agreements.

Foreign Sales
-------------

Antenna Products Corporation's sales in international markets are primarily to foreign governments or prime contractors to foreign governments, and as such represent a small percentage of the overall company annual volume. The level of profits from the commitment of assets to this portion of the business is no greater or no less than that of other market segments. International sales for 1999, 1998, and 1997 were 9.8%, 6.0%, and 8.6%, respectively, of total sales.

Item 2.  PROPERTIES

Antenna Products Corporation owns a ten acre industrial site located along US Highway 180 in Mineral Wells, Texas. The facility consists of a main building containing 60,000 square feet of manufacturing area and 10,000 square feet of administrative and engineering offices, a second building containing 20,000 square feet of manufacturing and shipping area; and a third building containing 15,000 square feet utilized for receiving and material control. Three additional auxiliary buildings, which total in excess of 13,350 square feet, are utilized for chemical etching, painting and storage. The facilities are in good condition and with the current compliment of machinery and equipment are suitable and more than adequate to meet production requirements. Dependent on the mix of product types in process in any given time period, the company could potentially more than double output with current and planned plant, property and equipment. Antenna Products carries a bank note on the manufacturing facility that is amortized over twenty years ending in the year 2011.

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

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal year 1999.

Item 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officers of Antenna Products, Inc. are selected and/or reaffirmed by the Board of Directors at the first meeting after the annual shareholders meeting to serve at the discretion of the Board of Directors.

Name                         Age             Position
----                         ---             --------

Gary W. Havener               58             President and Chief
                                             Executive Officer

Clark D. Wraight              55             Vice President,
                                             Secretary, and Treasurer

The Board of Directors elected Gary W. Havener as President and Chief Executive Officer of Antenna Products, Inc. on January 24, 1992. Mr. Havener has served as the Sole Director of Antenna Products Corporation since 1986. Mr. Havener served as the President of Antenna Products Corporation from 1996 until April 1999.

Clark D. Wraight was appointed by the Board of Directors as Vice President and Secretary Treasurer of Antenna Products, Inc. in January 1996. Mr. Wraight currently serves as President and General Manager of Antenna Products Corporation. Mr. Wraight joined Antenna Products Corporation in September 1979 and was appointed Vice President of Engineering in May 1981. Mr. Wraight also serves as Sole Director and President of Thirco, Inc.


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

Since August 6, 1998 trading is based on 1,862,928 outstanding shares.

The table below presents the high and low prices for the last two fiscal years and reflect inter-dealer prices, without retail mark-
up,   mark-down  or  commission  and  may  not  represent  actual transactions.

                                 BID
                                 ---
Quarter Ended            High           Low
-------------            ----           ---

August 1997              1 7/16         13/16
November 1997            1 3/16         15/16
February 1998            2 5/8          13/16
May 1998                 3 1/2          1 3/4
August 1998              2              1
November 1998            1 3/8          1 5/16
February 1999            4 11/32        1 1/8
May 1999                 2 3/16         1 7/16


Holders
-------

At August 10, 1999 there were approximately 545 holders of record of common stock.

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

                              FISCAL YEAR ENDING MAY 31
                              -------------------------
                     1999        1998        1997       1996         1995
                     ----        ----        ----       ----         ----
Net Sales           $7,786,911  $9,003,408  $7,975,96  $10,572,140  $13,099,671
Income (loss) from
  continuing
   Operations       $   234,369 $351,239    $333,429   ($57,861)    $141,679
Income per share
 from continuing
  operations (1)    $.13        $.19        $.18       ($.03)       $.08
Total Assets        $6,869,002  $7,122,529  $6,918,687 $7,728,707   $10,102,631
Long Term Debt      $1,646,900  $1,690,585  $2,200,942 $2,668,367   $2,814,895

Dividends           $0.00       $0.00       $0.00      $0.00        $0.00

------------
(1) Adjusted to give retroactive effect of the 2 for 1 stock split dated February 12, 1998.

Results of Operation
--------------------

Antenna Products, Inc.'s on-going operation is that of its subsidiaries, Antenna Products Corporation and Thirco, Inc. as previously discussed in Item 1. The management discussion presented in this item relates to the operations of subsidiary units and the associated Consolidated Financials as presented in
Item 7.

Year ended May 31, 1999 ("1999") Compared with Year Ended May 31, 1998 ("1998")
-------------------------------------------------------------------------------

Antenna Products Corporation
----------------------------

Antenna Products Corporation experienced lower sales than projected in the third and fourth quarter of fiscal year 1999, resulting in overall sales of $7.8 million in 1999. This is $1.2 million or 13% less than the $9.0 million in sales in 1998. Orders were down in both military and commercial markets from a total of $9.3 million in 1998 to $6.6 million in 1999. This resulted in an ending backlog of firm orders at year-end of only $3.3 million, down 21% from the prior year end backlog of $4.2 million.

Changes in a major customer's requirements for commercial ILS equipment delayed deliveries of equipment completed in the third and fourth quarters of 1999. This equipment remained in Antenna
Products Corporation's inventory at year-end.

The reduced backlog and continued customer delays in accepting delivery of completed ILS equipment will have a negative affect on the sales performance in the first quarter of fiscal year 2000. Sales for the first quarter of fiscal year 2000 are currently estimated to be approximately $1.5 million.

The gross profit margin for fiscal year 1999 was 24% compared to 19% in 1998. Sales and administrative expenses as a ratio to sales were 17% of sales in 1999 compared to 11% in 1998. The Company's operating margin for 1999 was 7.1% compared to 7.5% in 1998. Warranty charges of $109 thousand were higher than last year's rate of $88 thousand, but averaged less than 2% of sales. Discretionary products development spending was $263 thousand, or 3.4% of sales in 1999. This was an increase from $255 thousand or 2.8% of sales in 1998.

Marketing of the new line of commercial antennas for the wireless telecommunications industry continued in 1999 with small sales to license holders and system integrators in the "C", "E", and "F" frequency blocks. Many of these license holders are still in the planning stage and Antenna Products Corporation is providing digital patterns for the PCS panel and omni antennas to assist the design phase.

During the fourth quarter, a new 2.4 - 2.5 GHz ISM panel antenna and two new models of automatic meter reading (AMR) omnidirectional and directional antennas that operate in the frequency range of 1410 - 1450 MHz were developed. The first production antennas will be delivered in the first quarter of fiscal year 2000.

More  information on new products at Antenna Products Corporation
is     available    on    the    Internet    web     page     at:
//WWW.antennaproducts.com.

Interest expense for Antenna Products Corporation decreased from $253 thousand in 1998 to $246 in 1999. The Subsidiary experienced a pre-tax profit of $308 thousand in 1999 compared to a pre-tax profit of $434 thousand in 1998. The Subsidiary is expected to continue to be profitable in 2000.

Antenna Products, Inc. consolidated sales from operations were $7.8 million with an income from continuing operations before taxes of $359 thousand in 1999. This compares to $9.0 million in consolidated sales with an income from continuing operations before taxes of $531 thousand in 1998. Net income for 1999 was $234 thousand compared to a net income of $85 thousand in 1998.

The lower net earnings in 1998 were the result of the sale of Metal Finishing Corporation in March 1998 that resulted in a loss of $267 thousand and the settlement of a lawsuit with a customer of Antenna Products Corporation in August 1998. The settlement resulted in the Company being required to pay the customer an aggregate of $382 thousand in cash and 50,000 shares of Company common stock. The settlement amount was approximately the amount that had been reserved for this contingency and was recorded by the Company in accrued liabilities as of May 31, 1998.

Year ended May 31, 1998 ("1998") Compared With Year Ended May 31,1997 ("1997")
------------------------------------------------------------------------------

Antenna Products, Inc. consolidated sales from operations were $9.0 million with an income before taxes from continuing operations  of  $531  thousand in 1998.  This  compares  to  $8.0 million  iincome
     available for common stock by the weighted average number of common shares outstanding during the year. Weighted average shares outstanding were 1,852,650 and 1,813,083 for the years ended May 31, 1999 and 1998, respectively. No
     dilutive   securities   exist  in  the   company's   capital
     structure.

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

     The Company sold Metal Finishing Corp back to its former owner on March 2, 1998 for $100 and the $229,500 note payable. The Company has reflected the operations of Metal Finishing Corp in the accompanying 1998 financial statements as a discontinued operation. The loss from sale was recognized in the Company's third fiscal quarter of the 1998 fiscal year.

4.   Inventories

     The major components of inventories are as follows:

                                           1999              1998
                                           ----              ----
          Raw Materials               $   646,355        $    857,014
          Work in process               1,523,201           1,085,000
          Finished Goods                  468,616             753,456
                                      -----------        ------------
                                      $ 2,638,172        $  2,695,470
                                      ===========        ============

      Certain   allocable   overhead   costs   such   as
      depreciation,   insurance,  property   taxes   and
      utilities  are  included in inventory  based  upon
      percentages   developed  by  the   Company.    The
      aggregate  amount  of  these  costs  included   in
      inventory during the years ended May 31, 1999 and 1998 were $952,301 and $883,636, respectively.

5.   Property and Equipment

     The following is a summary of the Company's property and equipment:

                                  Estimated
                                  Useful Life              1999           1998
                                  -----------              ----           ----
     Land                                           $   375,136    $   375,136
     Buildings and improvements    15-30 years        1,873,216      1,873,217
     Machinery and equipment       10 years           2,934,342      2,923,249
     Automobiles and trucks        3 years               97,328         97,328
     Office furniture and fixtures 10 years             586,788        605,788
                                                    -----------    -----------
                                                     $5,866,810     $5,874,718
     Less accumulated depreciation                    3,479,892      3,234,158
                                                     ----------     ----------
     Net property and equipment                      $2,386,918     $2,640,560
                                                     ==========     ==========
6.   Notes Payable

     At May 31, 1999 and 1998 notes payable consist of a revolving note payable to a bank, with a maximum amount not to exceed the lesser of $2,000,000 or a calculated borrowing base determined by a formula based upon the amount of certain qualified receivables and inventories as defined in the loan agreement. Interest is payable monthly at the prime rate (7.75 % and 8.5% at May 31, 1999 and 1998, respectively) plus 1% until September 30, 1999, when any unpaid principal and interest shall be due. Borrowings under the revolving note payable are collateralized by accounts receivable and inventories and are guaranteed by a principal shareholder. Under the agreement, the Company must maintain minimum net worth of $1,500,000 and working capital of $1,000,000.


     At May 31, 1999 and 1998, note payable to shareholder consist of subordinated note to a principal shareholder of the company. In the initial years, only interest at the prime rate (7.75% and 8.5% at May 31, 1999 and 1998, respectively) is payable, with monthly principal payments scheduled to begin in June 2002, and maturing in May 2007. Interest charged to operations under the note were $64,345 and 68,000 for the years ended May 31, 1999 and 1998, respectively.

7.   Long-Term Debt

     At May 31, 1999 and 1998, long-term debt consists
     of the following:
                                                       1999          1998
                                                       ----          ----
     Mortgage note to a bank, guaranteed 80% by a
     U.S. government agency, payable $10,050 per
     month, including interest at the prime rate
     (7.75% and 8.5% at May 31, 1999 and 1998,
     respectively) plus 1/2%; collateralized by certain
     real estate, fixtures and assignment of life
     insurance policy with a principal shareholder.
     The note is also guaranteed by a principal
     shareholder and the Company is required to
     maintain certain covenants including
     $1,000,000 in working capital and a ratio
     of maximum debt to net worth of seven to one.    $  895,435    $  934,273

     Less current portion of long-term debt               48,535        43,688
                                                      ----------    ----------
                                                      $  846,900    $  890,585
                                                      ==========    ==========

     Maturities of long-term debt for each of the five years subsequent to May 31, 1999 are as follows (including $160,000 per year beginning in June 2002 for the shareholder note, although it is subordinated to the note payable to a bank):

               2000        $   48,535
               2001            52,694
               2002            57,209
               2003           222,111
               2004           227,434
               Thereafter   1,087,452
                           ----------
                           $1,695,435
                           ==========
8.   Income Taxes

     Components of the provision for income tax are as follows:

                                                       1999           1998

     Income taxes at statutory rate on income before
       income taxes                                   $ 121,982    $   43,300
     Non-deductible expenses                              2,419          (593)
                                                      ---------    ----------
       Total provision                                  124,401    $   42,707
                                                      =========    ==========
     Deferred portion (benefit) of provision          $ 145,022    $  (57,475)
     Current portion (benefit)                          (20,621)      100,182
                                                      ---------    ----------
       Total provision