Form 10KSB/A
period 1999-05-31
ANTENNA PRODUCTS INC
filed 1999-09-29
CIK 724267

********************************************************************************
ANTENNA PRODUCTS, INC. FILED THE 10-KSB FOR FISCAL YEAR 1999 ON AUGUST 20, 1999. DURING THE DISSEMENTATION OF THE FILE THE FINANCIAL INFORMATION WAS LOST.
THE FOLLOWING AMENDED FILING IS SIMPLY A RE-FILING OF THE ORIGINAL TEXT
AND FINANCIAL INFORMATION. THERE HAVE BEEN NO CHANGES, ADDITIONS OR DELETIONS TO THE ORIGINAL SUBMITTAL.
********************************************************************************


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

                 Commission file number 0-12866

                     ANTENNA PRODUCTS, INC.
                        (fka Cabre Corp)
      (Exact name of registrant as specified in its charter)

                           Delaware              75-1907070
     (State or other jurisdiction of    (IRS Employer Identification No.)
     Incorporation or organization)

1209 Orange St., Wilmington, Delaware 19801         (940) 325-3301
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

Antenna Products Corporation
- ----------------------------

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

Metal Finishing Corp
- --------------------

Metal Finishing Corporation is a metal finishing and plating operation that was sold effective February 28, 1998 and has been accounted for in the accompanying financials as a discontinued operation. The losses from the operation and disposal of Metal Finishing Corp in 1998 totaled $266,528.

Thirco, Inc.
- ------------

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

Seasonality
- -----------

Antenna Products, Inc.'s businesses are not dependent on seasonal factors.

Backlog
- -------

The backlog of orders at Antenna Products Corporation was $3.3 million at year-end. This compares to $4.2 million in backlog at the end of fiscal year 1998. In August, an increase in orders pushed the backlog above $4.0 million. About 80% of this backlog will be delivered in the 2000 fiscal year.

Raw Material Source and Supply
- ------------------------------

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

Employees
- ---------

As of August 10, 1999 Antenna Products Corporation employed a total of 75 employees. Of the 75, 10 were employed in administration and sales, 10 in engineering and technical support, and 55 in manufacturing. None of the company's employees are subject to collective bargaining agreements.

Foreign Sales
- -------------

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

Item 2.  PROPERTIES
- --------------------

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

Item 3.  LEGAL PROCEEDINGS
- ---------------------------

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal year 1999.

Item 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT
- -----------------------------------------------

The Executive Officers of Antenna Products, Inc. are selected and/or reaffirmed by the Board of Directors at the first meeting after the annual shareholders meeting to serve at the discretion of the Board of Directors.

Name                         Age            Position
- ----                         ---            --------

Gary W. Havener               58             President and Chief
Executive Officer

Clark D. Wraight              55             Vice President and
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

                             PART II
                             -------

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
         --------------------------------------------------------------

The information in this item should be read in conjunction with the Management Discussion and Analysis of Financial Condition and
Results  of Operations in Item 6, and the Consolidated  Financial
Statements and the Related Notes thereto in Item 7.

Market Information For The Common Stock
- ---------------------------------------

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

                                  BID

Quarter Ended            High           Low
- -------------            ----           ---

August 1997              1 7/16         13/16
November 1997            1 3/16         15/16
February 1998            2 5/8          13/16
May 1998                 3 1/2          1 3/4
August 1998              2              1
November 1998            1 3/8          1 5/16
February 1999            4 11/32        1 1/8
May 1999                 2 3/16         1 7/16


Holders
- -------

At August 10, 1999 there were approximately 545 holders of record of common stock.

Dividends
- ---------

Antenna Products, Inc. has never paid a regular cash dividend on common stock and has no plans to institute payment of regular dividends.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         --------------------------------------------------

Selected Financial Data
- -----------------------

The  following table presents selected financial data of  Antenna
Products,   Inc.   This  historical  data  should  be   read   in
conjunction  with  Consolidated  Financial  Statements  and   the
Related Notes thereto in Item 7.

                              FISCAL YEAR ENDING MAY 31
                              -------------------------
                     1999        1998        1997        1996        1995
                     ----        ----        ----        ----        ----

Net Sales         $7,786,911  $9,003,408  $7,975,962  $10,572,140  $13,099,671
Income (loss)
 from continuing
  Operations      $234,369    $351,239    $333,429    ($57,861)    $141,679
Income per share
 from continuing
  operations (1)  $.13        $.19        $.18        ($.03)       $.08
Total Assets      $6,869,002  $7,122,529  $6,918,687  $7,728,707   $10,102,631
Long Term Debt    $1,646,900  $1,690,585  $2,200,942  $2,668,367   $2,814,895

Dividends         $0.00       $0.00       $0.00       $0.00        $0.00

- -----
(1) Adjusted to give retroactive effect of the 2 for 1 stock split dated February 12, 1998.

Results of Operation
- --------------------

Antenna Products, Inc.'s on-going operation is that of its subsidiaries, Antenna Products Corporation and Thirco, Inc. as previously discussed in Item 1. The management discussion presented in this item relates to the operations of subsidiary units and the associated Consolidated Financials as presented in
Item 7.

Year ended May 31, 1999 ("1999") Compared with Year Ended May 31,1998 ("1998")
- -----------------------------------------------------------------------------

Antenna Products Corporation
- ----------------------------

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

Year ended May 31, 1998 ("1998") Compared With Year Ended May 31,1997 ("1997")
- ------------------------------------------------------------------------------

Antenna Products, Inc. consolidated sales from operations were $9.0 million with an income before taxes from continuing operations of $531 thousand in 1998. This compares to $8.0 million in consolidated sales with an income from continuing operations of $510 thousand before taxes in 1997. Net income for 1998 was $85 thousand compared to a net income of $263 thousand in 1997. Orders for the year were $9.3 million compared to $9.9 million in 1997. Gross margin rates decreased from 21% in 1997 to 19% in 1998. Sales and administrative expenses decreased from $930 thousand in 1997 to $909 thousand in 1998. Research and Development expenses increased from $224 thousand or 2.8% of sales in 1997 to $255 thousand or 2.8% of sales in 1998. Net interest expense was $273 thousand in 1998 compared to $235 thousand in 1997.

Liquidity and Capital Resources
- -------------------------------

Funds generated from company operations are the major internal sources of liquidity and are supplemented by funds derived from capital markets, principally bank facilities. The Company has available for the funding of its operations a $2.0 million revolving demand line of credit guaranteed by a principal shareholder. The credit line is regulated under a borrowing base formula using inventories and accounts receivable as collateral. The interest rate is established as one percentage point over Wall Street prime and is subject to a loan agreement with restrictive covenants. The most restrictive financial covenant requires Antenna Products Corporation to maintain $1.5 million in tangible net worth and $1.0 million of working capital. At May 31, 1999 Antenna Products Corporation had equity of $1.8 million and working capital of $2.2 million. As of August 10, 1999 the Company had drawn $685 thousand of the $2.0 million line of credit with $1.3 million available and unused. The revolving credit line agreement is renewable in September 1999. The Company anticipates renewal of this credit line and has projected that the credit available is sufficient to cover the financing needs of the Company in 2000.

Net cash flow from operations was a positive $135 thousand in 1999 compared to a positive $112 thousand in 1998. Inventory decreased $57 thousand in 1999 compared to an increase of $297 thousand in 1998. Accounts payable and accrued liabilities decreased $536 thousand and accounts receivable decreased $53 thousand in 1999. In 1998 accounts payable and accrued liabilities increased $133 thousand and accounts receivable increased $309 thousand. Cash flow from financing activities in 1999 decreased $39 thousand compared to an increase of $19 thousand in 1998. Cash and cash equivalents at the end of 1999 were $270 thousand, an increase from $221 thousand at the end of the prior year.

There were minimal capital expenditures for 1999. In 1998, there were no capital expenditures. The Company anticipates that the existing facilities and equipment are adequate to handle the projected volumes in 2000 and intends to limit the 2000 capital program to less than $100 thousand for improvements and replacement items.

The   Company  has  a  long-term  bank  note  for  $1.2   million
collateralized by the Antenna Products plant, property, and equipment. The current balance is $895 thousand with payments amortized over 20 years ending in 2011. The interest is variable at one half point over prime interest rate with the note supported by an FmHA guarantee under the federal guidelines of a rural business industry loan. The note is guaranteed by a principal shareholder. Antenna Products also has an $800 thousand note to a principal stockholder on which it pays interest only at the prime interest rate. The commencement of principal payments on the subordinated note is prohibited under the terms of the bank note until the bank debt is paid in full.

The company does not expect any changes in payments or other provisions of the loan agreements now in place.

Year 2000 Readiness
- -------------------

Antenna Products Corporation has completed a product line assessment and none of the products sold by the Company are at risk for Year 2000 compliance. The computer system at Antenna Products has been tested and the hardware will accurately recognize Year 2000 dates. The Company utilizes a number of computer programs internally. An assessment of these programs has been completed and where problems were identified, software upgrades have been purchased and installed. The computer numerical controlled (CNC) machines in the manufacturing areas have been checked and the controls for the machines will accurately recognize Year 2000 dates. Assessment of all vendors continues, with good results. Approximately 95% of the vendors surveyed have responded that they are working to resolve the potential impact of the Year 2000 on their business.

Management believes that the costs of addressing this issue will not materially affect the financial position or results of operation of the Company. Antenna Products plans to commit the resources required to resolve any significant Year 2000 issues in a timely manner.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ----------------------------------------------------

The consolidated financial statements listed in Item 14 are included in this report on pages F-1 through F-15.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------------------------------------

None.

                            PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         ---------------------------------------------------

This information is included in Part I as Item 4A., entitled "Executive Officers of the registrant", and will be included in the definitive Proxy Statement dated August 16, 1999 as filed with the Securities and Exchange Commission, and is incorporated herein by reference.

Item 10.  EXECUTIVE COMPENSATION
          ----------------------

This  information  will be included in the  Company's  definitive
Proxy Statement dated August 16, 1999 filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

This  information  will be included in the  Company's  definitive
Proxy Statement dated August 16, 1999 filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

This  information  will be included in the  Company's  definitive
Proxy Statement dated August 16, 1999 filed with the Securities and Exchange Commission and is incorporated herein by reference.

                             PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

     (a)  The following documents are filed as part of this report:

          1. Financial Statements. The following consolidated financial statements of Antenna Products, Inc. and subsidiaries and independent auditors' reports are presented on pages F-1 through F-15:

               Independent Auditor's Report

               Consolidated Balance Sheets - May 31, 1999 and
               1998

               Consolidated Statements of Income - Years Ended
               May 31, 1999 and 1998

               Consolidated Statement of Shareholders' Equity -
               Years Ended May 31, 1999 and 1998

               Consolidated Statements of Cash Flows - Years
               Ended May 31, 1999 and 1998

               Notes To Consolidated Financial Statements


          2.   Financial Statement Schedules.  Not applicable.

               All other schedules have been omitted because the required information is shown in the consolidated financials or notes thereto, or they are not applicable.


          3.   Exhibits.

               None

     (b)  Reports on Form 8-K.

               On April 22, 1999 the registrant filed a Form 8-K for the purpose of disclosing the changes in the registrant's certifying accountant. On April 22, 1999, the Board of Directors of Antenna Products, Inc. adopted a resolution appointing Weaver & Tidwell, L.L.P., 307 West Seventh, Suite 1500 Fort Worth, Texas as the Company's principal accounting firm to audit the Company's financial statements.

                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  August 16, 1999



                                        Antenna Products, Inc.






                                s/o/f:  Gary W. Havener
                                        Principal Executive
                                        Officer and Director


      Pursuant to the requirements of the Securities and Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                Title                         Date
- -----------              -----                         ----





s/o/f:Clark D. Wraight   Principal Financial Officer    August 16, 1999
                         And Director



s/o/f:Sam B. Ligon       Director                       August 16, 1999




s/o/f:William D. Poulin Director                        August 16, 1999






                        ANTENNA PRODUCTS, INC
                             ____________



                   CONSOLIDATED FINANCIAL STATEMENTS

                   Years ended May 31, 1999 and 1998






                    INDEPENDENT AUDITOR'S REPORT


To The Board of Directors and Stockholders
Antenna Products, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheet of Antenna Products, Inc. and subsidiaries as of May 31, 1999, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Antenna Products, Inc. and subsidiaries as of May 31, 1999 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.



WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
August 9, 1999



                  INDEPENDENT AUDITORS' REPORT



The Board of Directors
Antenna Products, Inc. and Subsidiaries


We have audited the consolidated balance sheet of Antenna Products, Inc. and subsidiaries as of May 31, 1998, and the related statements of income, changes in shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Antenna Products, Inc. and subsidiaries as of May 31, 1998 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                        Jackson & Rhodes P.C.


Dallas, Texas
July 16, 1998


             ANTENNA PRODUCTS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                      May 31, 1999 and 1998


                              ASSETS
                              ------
                                        1999          1998
Current assets:                         ----          ----
   Cash and cash equivalents        $  270,175      $   221,041
   Accounts receivable:
    Trade, net of allowances
     for doubtful accounts
      of $7,021 in 1999 and
       1998                          1,077,917        1,009,350
    United States Government           210,360          332,230
   Inventories                       2,638,172        2,695,470
   Prepaid expenses and other
    assets                              33,368            9,229
   Income taxes receivable             186,212           15,592
   Deferred income taxes                65,880          199,057
                                    ----------       ----------
     Total current assets            4,482,084        4,481,969

 Property and equipment, net         2,386,918        2,640,560
                                    ----------        ---------
                                   $ 6,869,002       $7,122,529
                                   ===========       ==========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Notes payable                     $ 1,300,000       $1,300,000
 Current portion of long-term
  debt                                  48,535           43,688
 Accounts payable                      247,407          436,504
 Accrued expenses                      323,489          670,295
                                   -----------       -----------
   Total current liabilities         1,919,431        2,450,487

 Long-term debt                        846,900          890,585
 Note payable to shareholder           800,000          800,000
 Deferred income taxes                 460,462          448,617
                                   -----------        ---------
  Total long-term liabilities        2,107,362        2,139,202
                                   -----------        ---------
  Total liabilities                  4,026,793        4,589,689

Commitments and contingencies
(Note 10)                                    -                -

Shareholders' equity:
 Preferred stock, $1.00 par,
  2,000,000 shares authorized,
   no shares issued and outstanding          -                -
 Common stock, $0.01 par,
  8,000,000 shares authorized,
   1,862,928 shares in 1999
    and 1,812,928 shares in 1998
     issued and outstanding             18,630            18,130
 Additional paid-in capital          1,995,951         1,921,451
 Retained earnings                     827,628           593,259
                                    ----------         ----------

   Total shareholders' equity        2,842,209         2,532,840
                                    ----------         ---------
                                    $6,869,002        $7,122,529
                                    ==========        ==========

  See accompanying notes to consolidated financial statements.

             ANTENNA PRODUCTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME

                Years ended May 31, 1999 and 1998


                                           1999             1998

Sales and contract revenues             $7,786,911         $9,003,408
Cost of sales and contracts              5,896,240          7,307,587
                                        ----------         ----------
Gross profit                             1,890,671          1,695,821

Sales and administrative expenses        1,311,583            908,743
                                        ----------         ----------

Operating profit                           579,088            787,078

Other income and (expense):
  Interest expense                        (246,120)          (272,669)
  Interest income                            4,560              1,901
  Other                                     21,242             14,938
                                        ----------          ----------
Total other income and (expense)          (220,318)          (255,830)
                                        ----------          -----------

  Income from continuing operations
    before income taxes                    358,770            531,248

Provision for income taxes                 124,401            180,009
                                         ----------          --------

Income from continuing operations          234,369            351,239

Discountinued operations (Note 3):
  Loss from operations of discontinued
   metal finishing segment, net of
    $36,572 tax benefit                          -            (70,993)
  Loss on disposal of metal finishing
   segment, net of $100,730 tax benefit          -           (195,535)
                                          ---------         -----------
Net income                               $  234,369         $   84,711
                                         ==========         ==========

  Earnings (loss) per common share:
    Continuing operations                $     0.13         $     0.19
    Discontinued operations                       -              (0.14)
                                         ----------         -----------
    Net income                           $     0.13         $     0.05
                                         ==========         ===========

  See accompanying notes to consolidated financial statements.


             ANTENNA PRODUCTS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

                Years ended May 31, 1999 and 1998


                       Common Stock
                       ------------
                                            Additional
                        Number              Paid In   Retained
                       of Shares  Amount    Capital   Earnings     Total
                       ---------  ------    -------   --------     -----
Balance, May 31, 1997  1,813,038  18,130  $1,921,451  $   508,558   $2,448,139

Retirement of stock         (110)      -           -          (10)        (10)

Net income                     -       -           -        84,711      84,711
                       ---------  ------  -----------  -----------  ----------
Balance, May 31, 1998  1,812,928  18,130   1,921,451       593,259   2,532,840

Issuance of common stock  50,000     500      74,500                    75,000

Net income                     -       -           -       234,369     234,369
                       ---------  -------  ---------   -----------  ----------

Balance, May 31, 1999 $1,862,928   18,630 $1,995,951   $   827,628  $2,842,209
                      ==========   ====== ==========   ===========  ==========



           See accompanying notes to consolidated financial statements.


             ANTENNA PRODUCTS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                Years ended May 31, 1999 and 1998

                                                  1999               1998
                                                  ----               ----
Cash flows from operating activities:
Net income                                        $  234,369        $  84,711
 Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation                                       298,187          301,999
  Loss on disposal of assets                           2,850
  Net liabilities from discontinued operations             -          283,807
  Deferred federal income tax                        145,022          (57,475)
  Changes in assets and liabilities:
   Accounts receivable                                53,303         (308,937)
   Inventory                                          57,298         (297,027)
   Prepaid expenses                                  (24,139)          (1,067)
   Income taxes receivable                          (170,620)         (26,816)
   Accounts payable                                 (189,097)         (66,225)
   Accrued expenses                                 (271,806)         199,091
                                                   ----------      ----------

  Net cash provided by operating activities          135,367          112,061
                                                   ----------      ----------
Cash flows from investing activities:
 Proceeds from disposal of assets                      1,252                -
 Purchase of property and equipment                  (48,647)               -
                                                   ----------      ----------

Net cash used in investing activities                (47,395)               -

Cash flows from financing activities:
 Net borrowings under bank lines of credit                 -          685,000
 Principal payments on long-term debt                (38,838)        (666,471)
 Purchase of common stock                                                 (10)
                                                    ---------      ----------
Net cash (used in) provided by financing activities  (38,838)          18,519
                                                    ---------      ----------
 Net increase in cash and cash equivalents             49,134         130,580
 Cash and cash equivalents at beginning of period     221,041          90,461
                                                   ----------      ----------
Cash and cash equivalents at end of period         $  270,175       $ 221,041
                                                   ==========       =========

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Interest (none capitalized)                      $  246,120       $ 272,669
  Income taxes                                        150,000         127,000

Schedule of non-cash investing and financing
 activities
  Issuance of common stock in settlement of
   lawsuit                                         $   75,000               -

         See accompanying notes to consolidated financial statements.


                      ANTENNA PRODUCTS, INC
                          ____________



                CONSOLIDATED FINANCIAL STATEMENTS

                Years ended May 31, 1999 and 1998



                     ANTENNA PRODUCTS, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Business and Nature of Operations

               Antenna Products, Inc. changed its name from Cabre
               Corp on January 30, 1998.

               The Company operates as a "Holding" company with Antenna Products Corporation, and Thirco, Inc. as its wholly owned subsidiaries. Antenna Products Corporation is the operating subsidiary with Thirco serving as an equipment leasing company to Antenna Products, Inc.'s operating unit.

               Antenna Products Corporation designs, manufactures and markets antenna systems, towers, and communications accessories worldwide. The U.S. Government, military and civil agencies, and prime contractors represent Antenna Products' principal customers.

      Following is a schedule of the Company's sales to major customers, as a percentage of total sales:

                                        YEAR ENDED MAY 31
                                        1999          1998
                                        ----          ----
          Federal Government            18%           17%
          AIRSYS ATM, Inc.              21%           38%
          Raytheon                      14%


         2.   Summary of Significant Accounting Policies

                   PRINCIPLES OF CONSOLIDATION

     The  consolidated financial statements include the  accounts
     of  the  Company  and  its  subsidiaries.   All  significant
     intercompany balances and transactions are eliminated in consolidation.

          Sales and Contract Revenues and Related Costs

     Antenna Products manufactures and markets standard and custom antennas, guyed and self-supported towers, monopoles, support structures, masts and communication accessories worldwide. Customers include the U.S. Government, military and civil agencies, U.S. Government prime contractors and commercial clients. Examples of Antenna Products' U.S. Government supplied products include ground to air collinear antennas, instrument landing antennas and towers, fixed system multi-port antenna arrays, tactical quick erect antennas and masts, shipboard antenna tilting devices, transport pallets, surveillance antennas, antenna rotators, positioners and controls, and high power broadcast baluns. Examples of the company's commercial products include panel, sector, omnidirectional and closed loop PCS antennas, automatic meter reading (AMR), cellular, paging and yagi antennas, guyed towers, self supported towers and monopoles.

     Antenna Products is primarily a build to order company. As such, most orders are negotiated firm fixed-price contracts. Most commercial contracts are single order and single delivery firm fixed-price contracts. Some government contracts are multi-year performance with established option dates with a predetermined escalated price for delivery in that outyear. These types of contracts can be valid from two to five years. Other types of government contracts are called supply contracts where the government buys a particular product and has estimated the quantity required over an expected period. Antenna Products has contracts with major prime contractors who negotiate contracts based on large quantities with set escalation rates for future prices. The Government is attempting to procure more and more products that have commercial equivalents to military standards. These purchases are for off-the-shelf products and therefore use credit cards and accept commercial terms and shipping methods. Antenna Products recognizes an order or resultant sale when official notification is received that an option is being exercised.

     Revenue from short-term contracts calling for delivery of products is recognized as the product is shipped. Revenue and costs under certain long-term fixed price contracts with governments are recognized on the units of delivery method. This method recognizes as revenue the contract price of units of the product delivered during each period and as the cost of earned revenue the costs allocable to the delivered units; costs allocable to undelivered units are reported in the balance sheet as inventory. Amounts in excess of agreed upon contract price for customer directed changes, constructive changes, customer delays or other causes of additional contract costs are recognized in contract value if it is probable that a claim for such amounts will result in additional revenue and the amounts can be reasonably estimated. Revisions in cost and profit estimates are reflected in the period in which the facts requiring the revision become known and are estimable. Losses on contracts are recorded when identified.

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

                        Reclassification

     Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

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

                          INCOME TAXES

     The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes" (SFAS 109) which utilizes the asset and liability method of computing deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and
     liabilities  for   the temporary   differences  between   the
     financial reporting basis and the tax basis of the Company's
     assets  and  liabilities  at  enacted  tax   rates
     expected  to  be in effect when such  amounts  are realized or settled.

                 RESEARCH AND DEVELOPMENT COSTS

               Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the years ended May 31, 1999 and 1998 were $263,339 and $254,810, respectively.


                    CASH AND CASH EQUIVALENTS

     For   purposes  of  reporting  cash  flows,  cash  and  cash
     equivalents include cash and certificates of deposit with original maturities of three months or less.

Shares, Per Share Data, Earnings Per Share, and Stock Split, and
                     Common Stock Par Value

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


5.   Property and Equipment

     The following is a summary of the Company's property and equipment:

                                   Estimated
                                   Useful Life           1999         1998
                                   -----------           ----         ----
     Land                                         $   375,136     $   375,136
     Buildings and improvements    15-30 years      1,873,216       1,873,217
     Machinery and equipment       10 years         2,934,342       2,923,249
     Automobiles and trucks        3 years             97,328          97,328
     Office furniture and fixtures 10 years           586,788         605,788
                                                  -----------     -----------
                                                   $5,866,810     $ 5,874,718
     Less accumulated depreciation                  3,479,892       3,234,158
                                                   ----------     -----------
     Net property and equipment                    $2,386,918     $ 2,640,560
                                                   ==========     ===========
6.   Notes Payable

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
                                                   ==========       ==========


     Maturities of long-term debt for each of the five years subsequent to May 31, 1999 are as follows (including $160,000 per year beginning in June 2002 for the shareholder note, although it is subordinated to the note payable to a bank):

               2000         $    48,535
               2001              52,694
               2002              57,209
               2003             222,111
               2004             227,434
               Thereafter     1,087,452
                            -----------
                            $ 1,695,435
                            ===========
8.   Income Taxes

     Components of the provision for income tax are  as follows:

                                                      1999           1998
                                                      ----           ----
     Income taxes at statutory rate on income before
       income taxes                                   $ 121,982     $  43,300
     Non-deductible expenses                              2,419          (593)
                                                      ---------     ---------
       Total provision                                $ 124,401     $  42,707
                                                      =========     =========
     Deferred portion (benefit) of provision          $ 145,022     $ (57,475)
     Current portion (benefit)                          (20,621)      100,182
                                                      ---------     ---------
       Total provision                                $ 124,401     $  42,707
                                                      =========     =========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                      1999          1998
                                                      ----          ----
     Deferred tax assets:
      Accounts receivable due to allowance
       for doubtful accounts                         $   2,387     $   2,387
      Inventories, due to estimated losses on
       contracts                                        17,000        54,400
      Inventories, due to additional costs
       inventoried for tax purposes pursuant
        to the Tax Reform Act of 1986                   10,367        10,367
      Accrued expenses, due to warranty accrual         17,000       108,800
       Accrued expenses, due to vacation accrual        19,126        23,103
                                                     ---------     ---------
           Total deferred tax assets                    65,880       199,057

     Deferred tax liabilities:
       Property and equipment, principally due
             to difference in depreciation            (460,462)     (448,617)
                                                     ----------    ----------
          Net deferred tax liability                 $(394,582)    $(249,560)
                                                     ==========    ==========

9.   Profit Sharing Plan

     The Company has adopted an employee profit sharing plan under Section 401(k) of the Internal Revenue Code. All employees with a minimum of one year of employment are eligible to participate. The Company will match employee contributions for an amount up to 3% of each employee's salary if certain earnings requirements are met. Contributions are invested at the direction of the employee in one or more funds. Company contributions vest after three years of service. Company contributions amounted to $22,013 and $46,672 for the years ended May 31, 1999 and 1998, respectively.

10.  Commitments and Contingencies

     During the year ended May 31, 1999, the Company settled a lawsuit with a customer. The settlement resulted in the Company being required to pay the customer an aggregate of $382,000 in cash ($297,000 in August 1998 and $85,000 in
     November 1998) and 50,000 shares of the Company's common stock valued at $75,000 (issued in August 98). The settlement amount was recorded by the Company in accrued expenses as of May 31, 1998.

     The Company is involved in certain other legal actions arising from normal business activities. Outside counsel and management believe that the outcome of such proceedings will not materially affect the financial position or results of operations of the Company.

     Concentration of Credit Risk

     The Company deposits its cash primarily in deposit accounts with major banks. Certain cash deposits may occasionally be in excess of federally insured limits. The Company has not incurred losses related to its cash.

     The Company sells many of its products to the US Government, both military and civil agencies, and prime contractors. Although the Company might be directly affect by the well being of the defense industry, management does not believe significant credit risk exists at May 31, 1999.

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

     The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents, receivables and accounts payable approximate carrying value due to the short-term maturity of the instruments. The fair value of short-term and long-term debt approximate carrying value based on their effective interest rates compared to current market rates.

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

     Both of these new standards were effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. The implementation of these new standards had no effect on financial statement disclosures.

12.  Year 2000 Issue

     The Company is working to resolve the potential impact of the Year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a number of computer programs across its entire operation. The Company has completed its assessment, and currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant Year 2000 issues in a timely manner.

     Because of the unprecedented nature of the Year 2000 issue, its effects and the success of related remediation efforts will not be fully determinable until the year 2000 and thereafter. Management cannot assure that the Company is or will be Year 2000 ready, that the Company's remediation efforts will be successful in whole or in part, or that parties with whom the Company does business will be Year 2000 ready.

13.  Stock Options

     In March 99, the Board of Directors approved a stock option plan which provided the option to purchase 60,000 shares at $2 over a 2 year period to an officer of the Company. The Company applies APB opinion 25 and related Interpretations in accounting for its plan. Accordingly, no compensation has been recognized in operations as of May 31, 1999. Had compensation cost for the Company's stock-based compensation been determined based on fair value at the grant date for awards under the plan consistent with the method of FASB Statement 123, the Company would have recognized total compensation of $42,000 under the stock based employee compensation award.

     The  Company's net income and earnings per share as  of  May
     31, 1999, would have been reduced to the pro forma amounts indicated below:

     Net Income                    As Reported              $ 234,369
                                   Pro Forma                $ 206,623

     Primary earnings per share    As    Reported                 .13
                                   Pro Forma                      .11

     The compensation cost was estimated using the Black-Scholes model with the following assumptions for 1999: $1.75 stock price at grant date; expected life of 2 years; expected volatility of 76 percent; and risk free interest rate of 5.6 percent.

     A summary of the status of the Company's stock option plan as of May 31, 1999 and changes for the year then ended is as follows:

                                                            Weighted Average
                                                 Shares      Exercise Price
                                                 ------     ----------------
     Outstanding at beginning of year                 -       $       -
       Granted                                   60,000               2
       Exercised                                      -               -
       Forfeited                                      -               -
                                                 ------       ----------
     Outstanding at end of year                  60,000               2
                                                 ======

     Exercisable at year end                     60,000
                                                 ======
     Weighted average fair value of
       options granted during the year           $  .70
                                                 ======
     Weighted averaged remaining
       contractual life (in years)                  1.8
                                                 ======