Form 10QSB
period 1999-08-31
ANTENNA PRODUCTS INC
filed 1999-10-08
CIK 724267

U.S. Securities and Exchange Commission
                        Washington D.C.  20549

                               Form 10-QSB

(Mark One)
[  X  ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended August 31, 1999

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
1,862,928 as of September 30, 1999.


                 ANTENNA PRODUCTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS

                   August 31, 1999 and May 31, 1999

                                 ASSETS


                                             August 31, 1999      May 31, 1999
                                              (Unaudited)           (Audited)
                                             ----------------     ------------
Current assets:
 Cash and cash equivalents                   $     96,460         $    270,175
 Accounts receivable:
  Trade, net of allowances for
   doubtful accounts of $7,021 each year          616,650            1,077,917
  United States Government                        149,431              210,360
 Inventories                                    2,592,511            2,638,172
 Prepaid expenses and other assets                 58,606               33,368
 Income taxes receivable                          186,212              186,212
 Deferred income taxes                             65,880               65,880
                                             ------------        -------------

   Total current assets                         3,765,750            4,482,084
                                             ------------        -------------
Property and equipment, net                     2,315,156            2,386,918
                                             ------------        -------------
                                              $ 6,080,906         $  6,869,002
                                             ============        =============

                         LIABILITIES AND SHAREHOLDER'S EQUITY


Current liabilities:
 Notes payable                                $   505,000         $  1,300,000
  Current portion of long-term debt                48,535               48,535
  Accounts payable                                259,142              247,407
  Accrued expenses                                331,558              323,489
                                              ------------        ------------
   Total current liabilities                    1,144,235            1,919,431
                                              ------------        ------------
Long-term debt                                    836,564              846,900
Note payable to shareholder                       800,000              800,000
Deferred income taxes                             460,462              460,462
                                              -----------         ------------
 Total long-term liabilities                    2,097,026            2,107,362
                                              -----------         ------------
  Total liabilities                             3,241,261            4,026,793
                                              -----------         ------------
Commitments and Contingencies                           -                    -

Shareholders' equity
 Preferred stock, $1.00 par, 2,000,000
  shares authorized, no shares issued
   and outstanding                                      -                    -
 Common stock, $0.01 par, 8,000,000
  shares authorized 1,862,928 issued
   and outstanding                                 18,630               18,630
 Additional paid in capital                     1,995,951            1,995,951
 Retained earnings                                825,064              827,628
                                               ----------          -----------
  Total shareholders' equity                    2,839,645            2,842,209
                                               ----------          -----------
                                               $6,080,906           $6,869,002
                                               ==========          ===========

      See accompanying notes to consolidated financial statements.

                 ANTENNA PRODUCTS, INC.  AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

              For the Quarters ended August 31, 1999 and 1998

                               (Unaudited)

                                                 1999             1998
                                                 ----             ----
Sales and contract revenues                   $1,485,387        $2,138,686
Cost of sales and contracts                    1,037,621         1,614,705
                                              ----------        ----------
 Gross Profit                                    447,766           523,981

Sales and administration expenses                396,949           309,313
                                              ----------         ---------
 Operating Profit                                 50,817           214,668
                                              ----------         ---------
Other income (expense):
 Interest expense                                (58,794)          (65,060)
 Interest income                                      25             1,454
 Other                                             5,388             1,508
                                              ----------          --------
Total other income (expense)                     (53,381)          (62,098)
                                              ----------          --------
 Income (loss) before taxes                       (2,564)          152,570

Provision for income taxes                             -            51,874
                                              ----------          --------

 Income (loss) from continued operations          (2,564)          100,696

 Discontinued operations:
  Loss from operations of discontinued
   segment net of taxes of $2,865 for 1998             -           (5,561)
                                              ----------          ---------

 Net income (loss)                            $   (2,564)       $  95,135
                                              ===========       ===========
 Earning (loss) per common shares:
  Continued operations                        $    (0.00)       $     .05
  Discontinued operations                              -                -
                                              -----------       -----------
   Net income (loss)                          $    (0.00)       $     .05
                                              ===========       ===========

           See accompanying notes to consolidated financial statements.

                    ANTENNA PRODUCTS, INC.  AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                For the Quarters ended August 31, 1999 and 1998

                                 (Unaudited)


                                                     1999          1998
                                                     ----          ----
Cash flows from operating activities:
 Net income (loss)                                $  (2,564)      $  95,135
 Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation                                     71,761          38,216
    Changes in assets and liabilities:
     Accounts receivable                            522,196        (253,186)
     Inventory                                       45,661         112,137
     Prepaid expenses                               (25,237)         (9,704)
     Accounts payable and accrued expenses           19,804         (17,744)
     Income taxes payable                                 -          49,009
                                                 ----------     ------------
Net cash provided by operating activities           631,621          13,863
                                                 ----------     ------------
Cash flows from investing activities:
 Purchase of property and equipment                       -            (267)
                                                 ----------     ------------
Net cash used in investing activities                     -            (267)

Cash flows from financing activities:
 Net borrowings (payments) under
  bank line of credit                             (795,000)         180,000
  Purchase of treasury stock                             -               (9)
  Principal payments on long term debt             (10,336)          (8,320)
                                                  ---------      -----------

Net cash provided (used) by financing activities  (805,336)          171,671
                                                  ---------      -----------

Net increase (decrease) in cash and cash
 equivalents                                      (173,715)          185,267
Cash and cash equivalents at
 beginning of period                               270,175           221,041
                                                 ---------        ----------
Cash and cash equivalents at end of period       $  96,460        $  406,308
                                                 =========        ==========
Supplemental disclosure of cash flow
information:
 Cash paid during the period for:
  Interest (none capitalized)                    $  58,794        $   65,060
    Income taxes                                         -                 -


        See accompanying notes to consolidated financial statements.

                 ANTENNA PRODUCTS, INC.  AND SUBSIDIARIES
                NOTES TO CONSOLIDATD FINANCIAL STATEMENTS
                               (Unaudited)

1.  Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 31, 1999, the results of operations for the three months ending August 31, 1999 and 1998, and the cash flows for the three months ended August 31, 1999 and 1998. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's audited financial statements for its fiscal year ended May 31, 1999.

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

Thirco, Inc.
-------------
Thirco, Inc. was formed on November 1, 1993 as a Delaware company to purchase and lease equipment and facilities to the other operating units of Antenna Products, Inc. The primary lease arrangements are with Antenna Products Corporation. Thirco will occasionally assist in servicing the banking needs of Antenna Products, Inc.'s operating units. Since all activity is internal to Antenna Products, Inc. and its operating subsidiaries, financial data is consolidated with Antenna Products, Inc. Thirco does not employ any full time employees and does not intend to employ any in the foreseeable future. Thirco does not intend to engage in any outside business transactions.

Seasonality
-----------
Antenna Products, Inc.'s businesses are not dependent on seasonal factors.

Backlog
-------
The backlog of orders on September 30, 1999 at Antenna Products Corporation amounted to approximately $4.0 million. Eighty percent or $3.2 million of this backlog consists of products designed and manufactured by Antenna Products Corporation. The balance of the backlog, $800 thousand, is equipment manufactured in accordance with customer drawings and specifications commonly called "build to print work."
About 90% of the current backlog will be delivered in the 2000 fiscal year.

Inventories
-----------
The major components of inventories are as follows:

                             							August 31, 1999      		May 31, 1999

	Raw materials	            			     	$       642,491	       $     646,355
	Work in process					                     1,605,545		          1,523,201
	Finished goods 					                       344,475		            468,616
                                    ----------------       -------------
							                             $     2,592,511      		$   2,638,172
                                    ================       ==============
4.  Notes Payable

At August 31, 1999 notes payable consist of a revolving note payable to a bank, maximum amount $2,000,000, interest payable monthly at the prime rate plus 1% until September 30, 1999, when any unpaid principal and interest shall be due.

Prime rate was 8.25% at August 31, 1999 and 8.50% at August 31, 1998.

Borrowings under the revolving note payable are collateralized by accounts receivable and inventories and cannot exceed an amount determined by a formula based upon the amount of certain qualified receivables and inventories as defined in the loan agreement. At August 31, 1999, available borrowings under this credit facility were limited to the borrowing base amount of $1,804,277. Borrowings are guaranteed by a principal shareholder and the Company must maintain a minimum net worth of $1,500,000 and working capital of $1,000,000.

5.	Long-Term Debt

	At August 31, 1999 and 1998, long-term debt consists of the following:

                                                										1999 		       1998
                                                          ----          ----
	Subordinated note payable to a principal shareholder.
	In the initial years only interest (at the prime
 rate) is payable with monthly principal payments
 scheduled to begin in June 2002 and maturing in
 May 2007.                          		                $   800,000	 $   800,000

	Note payable to a bank, guaranteed 80% by a U.S.
 Government Agency, payable $8,900 per month,
 including interest at the prime rate plus 1/2%;
 collateralized by certain real estate and
	fixtures and guaranteed by a principal shareholder;
 the Company is required to maintain $1,500,000
 in working capital and $1,000,000 in equity.			          885,099 	    925,953
                                                      -----------  -----------
                                     								         $ 1,685,099	 $ 1,725,953
	                                                     ===========  ===========


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

Results of Operations
---------------------
First Quarter Ended August 31, 1999 Compared to First Quarter Ended August 31, 1998

The Company recorded a net loss of $(2,564) for the quarter ended August 31, 1999 compared to a net profit of $95,135 in the quarter ended August 31, 1998. A slow-down in orders for military and commercial products coupled with continued customer delays in accepting delivery of completed ILS equipment depressed sales in the first quarter. Sales for the first quarter of fiscal year 2000 were only $1.49 million compared to $2.14 million in the first quarter of fiscal year 1999.

To reduce costs during the first quarter, Antenna Products Corporation reduced employment to 75 employees, eliminated all overtime and placed the production personnel on a 36 hour work week for the three month period. In August, demand for products began to improve and as a result, the backlog has increased to $4.0 million on September 30, 1999. In September, an agreement was reached with a major customer and deliveries of ILS equipment will resume in the second quarter. As a result, all Antenna Products Corporation personnel are scheduled to return to a 40 hour week in October, but staffing will remain at the current level.

Sales and administrative expenses were higher in the first quarter of fiscal year 2000, $397 thousand versus $309 thousand in the first quarter of fiscal
year 1999.   Operating expenses including supplies, utilities, maintenance and premium pay decreased , but indirect charges increased due to the decrease in production volume. This resulted in an overall increase in sales and administrative expenses in the first quarter of this year.

Interest expense in the first quarter of fiscal year 2000 was slightly lower, $59 thousand versus $65 thousand in the same time period of fiscal year 1999.

During the first quarter, a new 33 degree PCS sector antenna was developed . The antenna is available in seven gain configurations from 15 dBi to 24 dBi. Customer field tests of two configurations of this new PCS antenna will be conducted in the second quarter. A new 180 degree ISM sector antenna was also developed during the first quarter. It has a frequency range of 2.4 - 2.5 GHz and is rated for 300 watts of continuous RF power in a
14.2 dBi gain configuration. The first production 180 degree ISM sector antennas will be delivered in the second quarter of fiscal year 2000.

More information on new products at Antenna Products is available on the Internet web page at://www.antennaproducts.com.

Liquidity and Capital Resources
-------------------------------
The Company's current assets total $3,765,750 as of August 31, 1999 with $3,358,592 in inventory and accounts receivable. Receivables are $766,081 at quarter ending August 31, 1999 compared to $1,288,277 at fiscal 1999 year-end. Net inventories have decreased slightly from $2,638,172 at May 31, 1999 to $2,592,511. Cash accounts have decreased $173,715 from May 31, 1999. There were nominal capital additions during this period. Current liabilities of the Company decreased $775,196 from fiscal year end due to the reduction of the revolving line of credit balance in the first quarter.

Management believes that cash flows from operations of the operating subsidiary and current cash balances, together with available lines of credit, will be sufficient to fund operations and expenses for the near and mid term future. The Company at August 31, 1999 had $1,495,000 remaining in loan availability against its revolving credit lines. On September 30, 1999, Antenna Products renewed its annual working credit line of $3.0 million with loan advances subject to a borrowing base formula applied to inventory and receivable balances.

Year 2000 Readiness
-------------------
Antenna Products Corporation has completed a product line assessment and none of the products sold by the Company are at risk for Year 2000 compliance. The computer system at Antenna Products has been tested and management anticipates there will be no difficulty with the hardware recognizing year 2000 dates.
The Company utilizes a number of computer programs internally. An assessment of these programs has been completed and where problems were identified, software upgrades have been purchased and installed. The computer numerical controlled (CNC) machines in the manufacturing areas have been checked and the controls for the machines will accurately recognize Year 2000 dates. Assessment of all vendors continues, with good results. Approximately 95% of the vendors surveyed have responded that they are working to resolve the potential impact of the Year 2000 on their business.

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





                                           Antenna Products, Inc.




Date:  October 8, 1999										   s/o/f:		Clark D. Wraight
                                           Vice President
							                                    and Principal Financial Officer