Form 10QSB
period 1999-11-30
ANTENNA PRODUCTS INC
filed 2000-01-14
CIK 724267

U.S. Securities and Exchange Commission
                             Washington D.C.  20549

                                     Form 10-QSB

(Mark One)
[  X  ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended November 30, 1999

[     ] 	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
	        For the transition period from ______________ to _______________
	         Commission file number 0-12866

                                ANTENNA PRODUCTS, INC.

      (Exact name of small business issuer as specified in its charter)

             Delaware                            						75-1907070
             --------                                  ----------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
1,902,928 as of November 30, 1999.



               ANTENNA PRODUCTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS

                 November 30, 1999 and May 31, 1999

                                ASSETS


                                             Nov 30, 1999     May 31, 1999
                                              (Unaudited)       (Audited)
                                             ------------     ------------
Current assets:
 Cash and cash equivalents                   $   268,708      $   270,175
 Accounts receivable:
  Trade, net of allowances for
   doubtful accounts of $7,021 each year         747,752        1,077,917
  United States Government                       124,490          210,360
 Inventories                                   2,642,362        2,638,172
 Prepaid expenses and other assets                56,120           33,368
 Income taxes receivable                          59,661          186,212
 Deferred income taxes                            65,880           65,880
                                             -----------      -----------
  Total current assets                         3,964,973        4,482,084
                                             -----------      -----------
Property and equipment, net                    2,243,396        2,386,918
                                             -----------      -----------
                                             $ 6,208,369      $ 6,869,002
                                             ===========      ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Notes payable                               $   555,000      $ 1,300,000
 Current portion of long-term debt                48,535           48,535
 Accounts payable                                267,449          247,407
 Accrued expenses                                382,442          323,489
                                             -----------      -----------
  Total current liabilities                    1,253,426        1,919,431
                                             -----------      -----------
Long-term debt, less current portion             826,427          846,900
Note payable to shareholder, less
 current portion                                 800,000          800,000
Deferred income taxes                            460,462          460,462
                                             -----------      -----------
  Total long-term liabilities                  2,086,889        2,107,362
                                             -----------      -----------
  Total liabilities                            3,340,315        4,026,793
                                             -----------      -----------
Commitments and Contingencies                          -                -

Shareholders' equity
 Preferred stock, $1.00 par, 2,000,000
  shares authorized, no shares issued
   and outstanding.                                    -                -
 Common stock, $0.01 par, 8,000,000 shares
  authorized. 1,902,928  and 1,862,928
   shares issued and outstanding respectively     19,030           18,630
 Additional paid in capital                    2,048,051        1,995,951
 Retained earnings                               800,973          827,628
                                              ----------       ----------
  Total shareholders' equity                   2,868,054        2,842,209
                                              ----------       ----------
                                              $6,208,369       $6,869,002
                                              ==========       ==========

        See accompanying notes to consolidated financial statements.


                    ANTENNA PRODUCTS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

					                   Six Months Ended		               Three Months Ended
					              Nov 30, 1999   Nov 30, 1998     Nov 30, 1999   Nov 30, 1998
                   ------------   ------------     ------------   ------------
Sales and contract
 revenues          $ 2,818,191    $ 4,150,133      $ 1,332,804    $ 2,011,447
Cost of sales and
 contracts           2,036,021      3,053,095          998,401      1,438,390
                   -----------   ------------      -----------    -----------
 Gross Profit          782,170      1,097,038          334,403        573,057

Sales and
 administration
  expenses             706,931        562,142          309,981        252,829
                   -----------   ------------      -----------     ----------
 Operating Profit       75,239        534,896           24,422        320,228
                   -----------   ------------      -----------     ----------
Other income
 (expense):
  Interest expense    (108,262)      (132,036)         (49,468)       (66,976)
  Interest income          917          1,482              892             28
  Other                  5,451          5,261               63          3,753
                   -----------    -----------       ----------      ----------
Total other income
 (expense)            (101,894)      (125,293)         (48,513)       (63,195)
                   -----------    -----------       -----------     ----------

 Income from
  continuing
   Operations
    before income
     taxes             (26,655)       409,603          (24,091)        257,033
                     ----------    ----------       -----------     ----------
Provision for income
 taxes                       -        140,000                -          88,126
                     ----------    ----------       -----------     ----------
Income from
 continuing
  operations           (26,655)       269,603          (24,091)        168,907

Discontinued
 operations:
  Loss from
   operations of
    discontinued
     segment, net
      of taxes of
       2,865

                              -        (5,561)               -               -
                     ----------    -----------    ------------    ------------

Net income           $  (26,655)   $  264,042     $    (24,091)   $    168,907
                     ==========    ===========    ============    ============

Basic earnings
 (loss) per common
  share
   Continuing
    operations       $     (.01)   $      .14     $      (.01)    $        .09
   Discontinued
    operations                -             -               -                -
                     -----------   ----------     ------------    ------------
                     $     (.01)   $      .14     $       (.01)   $        .09
                     ===========   ==========     ============    ============


          See accompanying notes to consolidated financial statements.

                       ANTENNA PRODUCTS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Quarters ended November 30, 1999 and 1998

                                    (Unaudited)


                                                       Six Months Ended
                                                Nov 30, 1999     Nov 30, 1998
                                                ------------     ------------
Cash flows from operating activities:
Net income                                      $    (26,655)    $    264,042
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                      143,522          112,732
   Deferred federal income tax                             -                -
   Changes in assets and liabilities:
    Accounts receivable                              416,035           10,236
    Inventory                                         (4,190)          61,343
    Prepaid expenses                                 (22,752)         (61,382)
    Accounts payable and accrued expenses             78,995          (49,500)
    Income taxes payable                             126,551           37,135
                                                ------------     ------------
Net cash provided (used) by operating
 activities                                          711,506          374,606
                                                ------------     ------------
Cash flows from investing activities:
 Purchase of property and equipment                        -             (267)
                                                ------------     ------------
Cash flows from financing activities:
 Net borrowings (payments) under
  bank line of credit                              (745,000)          (75,000)
 Purchase of treasury stock                              -                (9)
 Principal payments on long term debt              (20,473)          (17,918)
 Sale of common stock                               52,500                 -
                                                -----------      ------------
Net cash provided (used) by
 financing activities                             (712,973)          (92,927)
                                                -----------      ------------
 Net increase (decrease) in cash and
  cash equivalents                                  (1,467)          281,412
 Cash and cash equivalents at beginning of
  period                                           270,175           221,041
                                                ----------       -----------
 Cash and cash equivalents at end of period     $  268,708       $   502,453
                                                ==========       ===========

Supplemental disclosure of cash flow
 information:
  Cash paid during the period for:
   Interest (none capitalized)                  $  108,262       $   132,036
   Income taxes                                          -           100,000


          See accompanying notes to consolidated financial statements.

                  ANTENNA PRODUCTS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATD FINANCIAL STATEMENTS
                                   (Unaudited)


1.  Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 1999, the results of operations for the six months ended and three months ended November 30, 1999 and 1998, and the cash flows for the six months ended November 30, 1999 and 1998. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's audited financial statements for its fiscal year ended May 31, 1999.

2.  Business

Antenna Products Corporation
----------------------------
The Company operates as a "Holding" company with Antenna Products
Corporation and Thirco, Inc. as its subsidiaries. Antenna Products Corporation is an operating subsidiary with Thirco serving as an equipment leasing company to Antenna Products, Inc.'s operating unit.

Antenna Products Corporation designs, manufactures and markets standard and custom antennas, guyed and self supported towers, monopoles, support structures, masts and communication accessories worldwide. Customers include the U.S. Government, both military and civil agencies, U.S. Government prime contractors and commercial clients. Examples of Antenna Products Corporation's U.S. Government supplied products include ground to air collinear antennas, instrument landing antennas and towers, fixed system multi-port antenna arrays, tactical quick erect antennas and masts, shipboard antenna tilting devices, transport pallets, surveillance antennas, antenna rotators, positioners and controls, and high power broadcast baluns. Examples of the Company's commercial products include panel, sector, omnidirectional and closed loop telecommunications antennas, automatic meter reading (AMR), ISM, cellular, paging and yagi antennas, guyed towers, self supported towers and monopoles.

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

Backlog
-------
The backlog of orders on December 31, 1999 at Antenna Products amounted to approximately $4.4 million.

Inventories
-----------
The major components of inventories are as follows:

                                							November 30, 1999	        May 31, 1999

	Raw materials				                    	$     610,247		           $     646,355
	Work in process					                      1,772,485           		    1,523,201
	Finished goods 					                        259,630	          	       468,616
                                       -------------             -------------
							                                $   2,642,362           		$   2,638,172
                                       =============             =============
4.  Notes Payable

At November 30, 1999 notes payable consist of a revolving note payable to a bank, maximum amount $3,000,000, interest payable monthly at the prime rate plus 1% until September 30, 2000, when any unpaid principal and interest shall be due.

Prime rate was 8.50% at November 30, 1999 and 7.75% at November 30, 1998.

Borrowings under the revolving note payable are collateralized by accounts receivable and inventories and cannot exceed an amount determined by a formula based upon the amount of certain qualified receivables and inventories as defined in the loan agreement. At November 30, 1999, available borrowings under this credit facility were limited to the borrowing base amount of $1,924,422. Borrowings are guaranteed by a principal shareholder and the Company must maintain a minimum tangible net worth of $2,000,000 and working capital of not less than $1,000,000.

5.	Long-Term Debt

At November 30, 1999 and 1998, long-term debt consists of the following:

                                                   										1999	      	1998
                                                             ----        ----
	Subordinated note payable to a principal shareholder.
	In the initial years only interest (at the prime rate) is
	payable with monthly principal payments scheduled to begin
	in June 2002 and maturing in May 2007.				                  $800,000 	$800,000

	Note payable to a bank, guaranteed 80% by a U.S. Government
	Agency, payable $8,900 per month, including interest at the
	prime rate plus1/2%; collateralized by certain real estate
 and fixtures and guaranteed by a principal shareholder;
 the Company is required to maintain $1,500,000 in working
 capital and $1,000,000 in equity.								                    874,962   916,356
                                                             --------  --------
                                                          	$1,674,962	$1,716,356
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

Results of Operations
---------------------
Second Quarter Ended November 30, 1999 Compared to Second Quarter Ended November 30, 1998
--------------------------------------------------------------------------
The Company recorded a net loss of $24,091 for the quarter ended November
30, 1999 compared to a net profit of $168,907 for the quarter ended November 30, 1998. The loss in the second quarter was the result of the continuation of the slow-down in orders for military and commercial products that began in the first quarter. Sales for the second quarter of fiscal year 2000 were $1.33 million compared to $2.01 million in the second quarter of fiscal year 1999. The gross profit margin for the second quarter was 25% compared to 28% for the second quarter of last year. The Company's operating margin for the second quarter of fiscal year 2000 was 2% compared to 16% in the second quarter of fiscal year 1999.

During the second quarter, Antenna Products Corporation's employment level remained at 75 employees. Production personnel in some departments continued to work a 36 hour work week during the months of September and October. All Antenna Products Corporation personnel returned to a 40 hour work week in November.

Sales and administrative expenses were $310 thousand in the second quarter of fiscal year 2000, versus $253 thousand in the second quarter of fiscal year 1999. Sales and administrative expenses as a ratio to sales were 23% in the second quarter of this year compared to 13% in the same period last year. Operating expenses including supplies, utilities, maintenance and premium pay decreased. Advertising costs and indirect labor charges increased due to the decrease in production volume.

Interest expense in the second quarter of fiscal year 2000 was $49 thousand versus $67 thousand in the same time period of fiscal year 1999.

The Company's backlog totaled $3.7 million on November 30, 1999, compared to a backlog of $3.2 million on November 30, 1998.

During the second quarter, two new vehicular mount antennas were developed for the Instrument, Scientific, Medical (ISM) frequency range of
2.4 - 2.5 GHz. The first antenna is a unity gain omni antenna and the second antenna is a 9 dBd gain sector antenna. Customer testing of the new mobile ISM antennas will be conducted in the third quarter.

Also during the second quarter, Antenna Products Corporation began deliveries of the new 180 degree ISM sector antenna. $21 thousand of ISM sector antennas were shipped during the second quarter of fiscal year 2000. Orders for an additional $174 thousand of ISM antennas have been released to manufacturing and are currently in production.

More information on new products at Antenna Products is available on the Internet web page at://WWW.antennaproducts.com.

Six Months Ended November 30, 1999 Compared to Six Months Ended November 30,
1998
----------------------------------------------------------------------------
The Company recorded a net loss of $26,655 for the six month period ending November 30, 1999 compared to a net profit of $264,042 in the same six month period of 1998. Sales were $2.8 million in the first half of fiscal year 2000, compared to $4.15 million of sales in the first half of fiscal year 1999. The gross profit margin for the first six months was 28% compared to 26% for the first six months of last year. Sales and administrative expenses as a ratio to sales were 25% in the first six months of this year compared to 14% in the same period last year. The Company's operating margin for the first half of fiscal year 2000 was 3% compared to 13% in the first half of fiscal year 1999. In the first six months of this year, warranty costs averaged less than 2% of sales, $47,665 compared to $73,333 in the same period last year. Discretionary products development spending was $71,036, or 3% of sales, compared to $150,932, or 4% of sales for the comparable period last year.

Liquidity and Capital Resources
-------------------------------
The Company's current assets total $3,964,973 as of November 30, 1999 with $3,514,604 in inventory and accounts receivable. Receivables are $872,242 at the quarter ending November 30, 1999 compared to $1,288,277 at fiscal 1999 year-end. Net inventories have increased slightly from $2,638,172 at May 31, 1999 to $2,642,362. Cash accounts have decreased $1,467 from May 31, 1999. There were nominal capital additions during this period. Current liabilities of the company decreased $666,005 from fiscal year end due to the reduction of the revolving line of credit balance in the first quarter.

Management believes that cash flows from operations of the operating subsidiary and current cash balances, together with available lines of credit, will be sufficient to fund operations and expenses for the near and mid term future. The Company at November 30, 1999 had $1,369,000 remaining in loan availability against its revolving credit line. On September 30, 1999, Antenna Products renewed its annual working credit line of $3.0 million with loan advances subject to a borrowing base formula applied to inventory and receivable balances.

Year 2000 Readiness
--------------------
As of the date of this report, Antenna Products Corporation has not experienced any problems with computer software or hardware recognizing year 2000 dates. Since none of the products sold by the Company are at risk for Year 2000 compliance, no problems have been reported and none are expected. All of the computer numerical controlled (CNC) machines in the manufacturing areas made the transition to the year 2000 without difficulty. Antenna Products Corporation is not aware of any vendor difficulties due to problems associated with the recognition of year 2000 dates.

Management believes that the costs of addressing any future difficulties associated with this issue will not materially affect the financial position or results of operation of the Company. Antenna Products plans to commit the resources required to resolve any significant Year 2000 issues, if they occur, in a timely manner.




                       ANTENNA PRODUCTS, INC. AND SUBSIDIARIES
                               PART II-OTHER INFORMATION



No Applicable Items.






                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             Antenna Products, Inc.

Date:  January 6, 2000					           s/o/f:Clark D. Wraight, Vice President
							                                     and Principal Financial Officer