Form 10QSB
period 2000-02-28
ANTENNA PRODUCTS INC
filed 2000-04-14
CIK 724267

U.S. Securities and Exchange Commission
                           Washington D.C.  20549

                                 Form 10-QSB

(Mark One)
[  X  ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the quarterly period ended February 29, 2000

[      ] 	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,950,428 as of February 29, 2000.



             ANTENNA PRODUCTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
              February 29, 2000 and May 31, 1999

                             ASSETS

                                          February 29, 2000     May 31, 1999
                                             (Unaudited)          (Audited)
                                          -----------------     ------------
Current assets:
 Cash and cash equivalents                $   432,519           $   270,175
  Accounts receivable:
   Trade, net of allowances for
    doubtful accounts of $7,021
     each year                                843,047             1,077,917
  United States Government                    138,325               210,360
  Cost in excess of billings                   75,494                     -
  Inventories                               2,858,346             2,638,172
  Prepaid expenses and other assets            36,851                33,368
  Income taxes receivable                      59,661               186,212
  Deferred income taxes                        65,880                65,880
                                          -----------           -----------
   Total current assets                     4,510,123             4,482,084

Property and equipment, net                 2,344,129             2,386,918
Intangible assets                           1,832,991                     -
Intercompany Receivables/Payables                   -                     -
Intercompany-Antenna Acquisition Corp               -                     -
Intercompany Investments                            -                     -

 Total Assets                             $ 8,687,243           $ 6,869,002
                                          ===========           ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Notes payable                            $ 1,228,663           $ 1,300,000
  Current portion of long-term debt           298,535                48,535
  Accounts payable                            429,850               247,407
  Accrued expenses                            227,647               323,489
  Income taxes payable                              -                     -
                                          -----------           -----------
   Total current liabilities                2,184,695             1,919,431
                                          -----------           -----------

Long-term debt, less current portion        2,301,182               846,900
Note payable to shareholder, less
 current portion                              800,000               800,000
Deferred income taxes                         460,462               460,462
                                          -----------           -----------
  Total long-term liabilities               3,561,644             2,107,362
                                          -----------           -----------

  Total liabilities                         5,746,339             4,026,793
                                          -----------           -----------

Commitments and contingencies                       -                     -
Minority Interest in Subsidiary:                    -                     -

Shareholders' equity
 Preferred stock, $1.00 par,
  2,000,000 shares authorized, no
   shares issued and outstanding.                   -                     -
 Common stock, $0.01 par, 8,000,000
  shares Authorized. 1,950,428  and
   1,862,928 issued and outstanding
    respectively                               19,505                18,630
 Additional paid in capital                 2,142,576             1,995,951
 Minority interest                                  -                     -
 Retained earnings                            778,823               827,628

  Total shareholders' equity                2,940,904             2,842,209
                                           ----------            ----------
                                           $8,687,243            $6,869,002
                                           ==========            ==========

See accompanying notes to consolidated financial statements.


                  ANTENNA PRODUCTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)

					                     Nine Months Ended      		     Three Months Ended
					                 Feb 29, 2000  Feb 28, 1999   Feb 29, 2000  Feb 28, 1999
                      ------------  ------------   ------------  ------------
Sales and contract
 revenues             $4,376,885    $5,887,954     $1,558,694    $1,737,821
Cost of sales and
 contracts             3,119,805     4,318,805      1,083,784     1,265,710
                      -----------   -----------    -----------   -----------

Gross profit           1,257,080     1,569,149        474,910       472,111

Sales and
 administrative
  expenses             1,137,708       874,371        430,777       312,229
                      ----------    ----------      ---------     ---------
 Operating profit        119,372       694,778         44,133       159,882
                      ----------    ----------      ---------     ---------

Other income(expense):
 Interest expense       (176,916)     (189,533)       (68,654)      (57,497)
 Interest income              30         3,300           (887)        1,818
 Other                     8,509         6,475          3,059         1,569
                      ----------    ----------      ---------     ---------

Total other income
 (expense)              (168,377)     (179,758)       (66,482)      (54,110)
                      -----------   -----------     ---------     ----------
Income (loss) before
 taxes                   (49,005)      515,020        (22,349)      105,772

Provision for income
 taxes                         -       175,200              -        35,200
                      -----------   -----------     ----------     ---------
 Income (loss) from
  continuing
   Operations before
    minority interest     (49,005)     339,820         (22,349)      70,572

Minority interest in
 subsidiary's loss            200            -               -            -


Net income (loss)      $  (48,805)   $  334,614     $  (22,349)   $  70,572
                       ===========   ==========     ===========   =========

Earnings (loss) per
 common share:
 Continuing operations $    (0.03)   $      .18     $    (0.01)   $     .04
                       -----------   ----------     -----------   ---------



                 ANTENNA PRODUCTS, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (Unaudited)


                                                Nine Months Ended

                                    February 29, 2000     February 28, 1999
                                    -----------------     -----------------
Cash flows from operating
 activities:
  Net income                        $     (48,805)        $    334,614
  Adjustments to reconcile net
   income to net cash provided by
    operating activities:
  Depreciation & amoritization            228,866              187,320
   Changes in assets and
    liabilities:
    Accounts receivable                   306,905              254,469
    Cost in excess of billings            (75,494)                   -
    Inventory                            (220,174)             (55,987)
    Prepaid expenses                       (3,483)             (11,760)
    Accounts payable and accrued
     expenses                              86,601             (429,662)
    Income taxes                          126,551               22,515
                                        ---------          -----------
Net cash provided by operating
 activities                               400,967              301,509
                                        ---------          -----------

Cash flows from investing activities:
 Issuance of stock                        147,500                    -
 Tangibles from acquisition of
  Upholstery Shop                      (1,844,068)                   -
 Purchase of equipment from
  The Upholstery Shop                    (175,000)              (11,092)
                                      -----------          ------------

Net cash used in investing activities  (1,871,568)                    -

Cash flows from financing activities:
 Net borrowings (payments) under
  bank line of credit                     (71,337)            (245,000)
 Purchase of treasury stock                     -                   (9)
 Principal payments on long term debt   1,750,000                    -
 Proceeds from long term debt              45,718              (28,369)
                                      -----------           -----------

Net cash (used in) provided by
 financing activities                   1,632,945             (273,378)
                                       -----------          -----------

 Net increase in cash and cash
  equivalents                             162,344                17,039
 Cash and cash equivalents at
  beginning of period                     270,175               221,041
                                       ----------           -----------
 Cash and cash equivalents at end
  of period                            $  432,519           $   238,080
                                       ==========           ===========

Supplemental disclosure of cash flow
 information:
  Cash paid during the period for:
   Interest (none capitalized)         $  176,916           $   189,533
   Income taxes                                 -               150,000

See accompanying notes to consolidated financial statements.


                   ANTENNA PRODUCTS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

1.  Statement of Information Furnished

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 29, 2000, the results of operations for the nine months ending February 29, 2000 and February 28, 1999, and the cash flows for the nine months ended February 29, 2000 and February 28, 1999. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's audited financial statements for its fiscal year ended May 31, 1999.

2.  Business

Antenna Products, Inc. operates as a "Holding" company with Antenna Products Corporation, API Acquisition Corp., and Thirco, Inc. as its subsidiaries. Antenna Products Corporation and API Acquisition Corp. are operating subsidiaries with Thirco, Inc. serving as an equipment leasing company to Antenna Products, Inc.'s operating units.

Antenna Products Corporation
----------------------------
Antenna Products Corporation designs, manufactures and markets standard and custom antennas, guyed and self supported towers, monopoles, support structures, masts and communication accessories worldwide. Customers include the U.S. Government, both military and civil agencies, U.S. Government prime contractors and commercial clients. Examples of Antenna Products Corporation's U.S. Government supplied products include ground to air collinear antennas, instrument landing antennas and towers, fixed system multi-port antenna arrays, tactical quick erect antennas and masts, shipboard antenna tilting devices, transport pallets, surveillance antennas, antenna rotators, positioners and controls, and high power broadcast baluns. Examples of the company's commercial products include panel, sector, omnidirectional and closed loop telecommunications antennas, automatic meter reading (AMR), instrument scientific medical (ISM), cellular, paging and yagi antennas, guyed towers, self supported towers and monopoles.

API Acquisition Corp.
---------------------

API Acquisition Corp. is an 80% owned subsidiary of Antenna Products, Inc. It was formed on January 24, 2000 as a Texas corporation. API Acquisition Corp., purchased the assets and business of The Upholstery Shop, Inc. on January 27, 2000. The assets purchased included the machinery and equipment. No land or buildings were included as part of this acquisition. API Acquisition Corp. currently does business as The Upholstery Shop at the existing facility under a lease agreement.

The Upholstery Shop provides complete refurbishment for a full range of corporate and executive aircraft interiors. The range and scope of these services include design and fabrication of seats, side panels, headliners, galleys and cabinets, as well as the design and installation of custom lighting, entertainment systems and cabin management systems. The Upholstery Shop can also install upgraded avionic systems such as Navigational Systems (NANs), Communication Systems (COMs), Auto Pilots (ADFs),
Distance Measuring Equipment (DME), Collision Avoidance Systems (TCAS), and storm scopes.

	The Upholstery Shop removes existing interiors of aircraft and installs new interiors designed to customer specifications and coordinates the refurbishment of exteriors for customers when required.  The Upholstery
Shop provides this service on virtually all executive and corporate class aircraft, including, but not limited to:  Lear, Cessna, Gulfstream, Galaxy,
Dassault, and Bombardier.  The refurbishments are diverse with the lower range being minor upgrading of Lear 25's to total interior upgrading of the larger aircraft of the Gulfstream and Falcon family.

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

Backlog
-------

The backlog of orders on March 31, 2000 at Antenna Products Corporation amounted to approximately $4.1 million. The backlog of orders on March 31, 2000 at API Acquisition Corp. amounted to approximately $1.9 million.

3.  Inventories

The major components of inventories are as follows:
                             							February 29, 2000	      May 31, 1999

	Raw materials					                 $   	 515,420         		$     646,355
	Work in process					                  2	,049,431	              1,523,201
	Finished goods 					              	      293,495	                468,616
                                    -------------           -------------
							                             $  2,858,346          		$   2,638,172
                                    ============            =============
4.  Notes Payable

At February 29, 2000 notes payable consist of a revolving note payable to a bank, maximum amount $3,000,000, interest payable monthly at the prime rate plus 1% until September 30, 2000, when any unpaid principal and interest shall be due.

Prime rate was 8.75% at February 29, 2000 and 7.75% at February 28, 1999.

Borrowings under the revolving note payable are collateralized by accounts receivable and inventories and cannot exceed an amount determined by a formula based upon the amount of certain qualified receivables and inventories as defined in the loan agreement. At February 29, 2000, available borrowings under this credit facility were limited to the
borrowing base amount of $2,081,221.   Borrowings are guaranteed by a
principal shareholder and the Company must maintain a minimum tangible net worth of $2,000,000 and working capital of not less than $1,000,000.


5.	Long-Term Debt

	At February 29, 2000 and February 28, 1999, long-term debt consists of the following:

                                              										2000    		    1999
                                                        ----          ----
	Subordinated note payable to a principal shareholder.
	In the initial years only interest (at the prime
 rate) is payable with monthly principal payments
 scheduled to begin in June 2002 and maturing in
 May 2007.				                                         $   800,000	$   800,000

	Note payable to a bank, guaranteed 80% by a U.S.
 Government Agency, payable $8,900 per month,
 including interest at the prime rate plus 1/2%;
 collateralized by certain real estate and
	fixtures and guaranteed by a principal shareholder;
 the Company is required to maintain $1,500,000
 in working capital and $1,000,000 in equity.		  						$  864,782  $  905,904

	Note payable to a bank, payable $28,724 per
 month, including interest at the prime rate plus
 1%; collateralized by certain equipment and
 guaranteed by Antenna Products, Inc. and
	otherwise secured by a pledge of assets of Antenna
 Products, Inc. subsidiaries; the Company is
 required to maintain $1,000,000 in working capital
 and $1,500,000 in equity.				                         $1,734,935   $       0
                                                       ----------   ---------
                                                       $3,399,717	  $1,705,904
                                                       ==========   ==========
6.	Shareholders Equity

Stock options for 47,500 shares valued at $95,000 were exercised by William Poulin, President of Antenna Products, Inc., in the third quarter.


7. The Upholstery Shop, Inc., Acquisition

On January 27, 2000 API Acquisition Corp., a Texas corporation and 80% owned subsidiary of Antenna Products, Inc., purchased the assets and business of The Upholstery Shop, Inc., a Texas corporation for the amount of $2,000,000. The acquisition was recorded as a purchase transaction and the operations of The Upholstery Shop have been included in these financials from the date of acquisition.

The Upholstery Shop has provided complete refurbishment for a full range of corporate and executive aircraft interiors for over 12 years. The Upholstery Shop's revenue for fiscal year 1999 ending December 31 was $3,632,538 with net profits of $422,158.

API Acquisition Corp will do business as The Upholstery Shop.



               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                       OPERATION AND FINANCIAL CONDITION

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial condition and operating results for the period included in the accompanying financial statements.

Results of Operations
---------------------

Third Quarter Ended February 29, 2000 Compared to Third Quarter Ended February 28, 1999

The Company recorded a net loss of $22,349 for the quarter ended February 29, 2000 compared to a net profit of $70,572 for the quarter ended February 28, 1999. The loss in the third quarter was the result of the increase in administrative expenses for legal and professional fees required during the acquisition of The Upholstery Shop, Inc., a profitable aircraft interior refurbishment business. The assets and business of The Upholstery Shop, Inc were purchased on January 27, 2000.

Sales for the third quarter of fiscal year 2000 were $1.6 million, up from $1.3 million in the second quarter of fiscal year 2000. Sales for the third quarter of fiscal year 1999 were $1.7 million. The gross profit margin for the third quarter was 30% compared to 27% for the third quarter of last year. The Company's operating margin for the third quarter of fiscal year 2000 was 3% compared to 9% in the third quarter of fiscal year 1999.

As stated previously, sales and administrative expenses were higher in the third quarter of fiscal year 2000, $431 thousand versus $312 thousand in the third quarter of fiscal year 1999. Sales and administrative expenses as a ratio to sales were 28% in the third quarter of this year compared to 18% in the same period last year.

Interest expense in the third quarter of fiscal year 2000 was $69 thousand versus $57 thousand in the same time period of fiscal year 1999.

The Company's backlog totaled $4.7 million on February 29, 2000. This included $4.0 million at Antenna Products Corporation and $700 thousand at API Acquisition Corp. The Company's backlog totaled $4.1 million on February 28, 1999.

During the third quarter, a new 90 degree ISM sector antenna was developed at Antenna Products Corporation. The antenna has a frequency range of 2.4 - 2.5 GHz and is rated for 300 watts of continuous RF power in a 19.2 dBd gain
configuration.   The demand for ISM, AMR and other data transmittal antennas continued to improve during the third quarter. $126 thousand of data transmittal antennas were shipped during the third quarter of fiscal year 2000 and orders for an additional $118 thousand of the antennas have been released to manufacturing and are currently in production. More information on new products at Antenna Products Corporation is available on the Internet web page at://WWW.antennaproducts.com.

Also during the third quarter, API Acquisition Corp. began conducting business
as The Upholstery Shop.   Brian Perryman, former owner and manager of The
Upholstery Shop retained an equity position in API Acquisition Corp.
and was elected Vice President and General Manager responsible for day to day operations of the new Company. Demand for the services provided at The Upholstery Shop was strong in February and the Company will have to operate at maximum capacity in the fourth quarter to accommodate the increasing backlog of customer orders.

Nine Months Ended February 29, 2000 Compared to Nine Months Ended February 28, 1999
------------------------------------------------------------------------------

The Company recorded a net loss of $48,805 for the nine month period ending February 29, 2000 compared to a net profit of $334,614 in the same nine month period of 1999. Sales were $4.4 million in the first nine months of fiscal year 2000, compared to $5.9 million of sales in the first nine months of fiscal year 1999. The gross profit margin for the first nine months was 29% compared to 27% for the first nine months of last year. Sales and administrative expenses as a ratio to sales were 26% in the first nine months of this year compared to 15% in the same period last year. The Company's operation margin for the first nine months of the fiscal year 2000 was 3% compared to 12% in the first nine months of fiscal year 1999. In the first nine months of this year, warranty costs averaged less than 2% of sales, $64,023 compared to $84,592 in the same period last year. Discretionary products development spending was $124,462, or 3% of sales, compared to $213,303, or 4% of sales for the comparable period last year.


Liquidity and Capital Resources
-------------------------------

The Company's current assets total $4,510,123 as of February 29, 2000 with $3,915,212 in inventory and accounts receivable. Receivables are $1,056,866 at the quarter ending February 29, 2000 compared to $1,087,111 at fiscal 1999 year-end. Net inventories have increased from $2,638,172 at May 31, 1999 to $2,858,346. Cash accounts have increased $162,344 from May 31, 1999. There were nominal capital additions during this period. Current liabilities of the Company increased $265,264 from fiscal year end due to the acquisition of The Upholstery Shop in January.

Management believes that cash flows from operations of the operating subsidiaries and current cash balances, together with available lines of credit, will be sufficient to fund operations and expenses for the near and mid term future. The Company at February 29, 2000 had $871,000 remaining in loan availability against this revolving credit line On September 30, 1999, Antenna Products renewed its annual working credit line of $3.0 million with loan advances subject to a borrowing base formula applied to inventory and receivable balances.

Year 2000 Readiness
-------------------

As of the date of this report, Antenna Products has not experienced any problems with computer software or hardware recognizing year 2000 dates. Since none of the products sold by the Company are at risk for Year 2000 compliance, no problems have been reported and none are expected. All of the computer numerical controlled (CNC) machines in the manufacturing areas made the transition to the year 2000 without difficulty. Antenna Products is not aware of any vendor difficulties due to problems associated with the recognition of year 2000 dates.

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


                  ANTENNA PRODUCTS, INC. AND SUBSIDIARIES
                          PART II-OTHER INFORMATION


Item 6.
       (b)  Reports on Form 8-K.

            On February 10, 2000 the registrant filed a Form 8-K for the purpose of disclosing that API Acquisition Corp., a Texas Corporation and 80% owned subsidiary of Antenna Products, Inc. purchased the assets and business of The Upholstery Shop, Inc.
            on January 27, 2000. The financial statements for The Upholstery Shop, Inc., and the pro forma financial statements were not available for inclusion with the report.

            On April 12, 2000 the registrant filed a Form 8-K/A for the purpose of filing the financial statements of The Upholstery
            Shop, Inc. and the pro forma financial statements Antenna Products, Inc./The Upholstery Shop, Inc. The financial statements filed were:

            (1)  Financial Statements of The Upholstery Shop, Inc.

                  Independent Auditor's Report dated March 25, 2000

                  Balance Sheets as of December 31, 1999 and 1998

                  Statements of Income for the Years Ended December 31, 1999 and 1998

                  Statements of Stockholders' Equity for the Years Ended December 31, 1999 and 1998

                  Statements of Cash Flows for the Year Ended December 31, 1999 and 1998

                  Notes to Financial Statements

        (2) Pro Forma financial statements Antenna Products, Inc./The Upholstery Shop, Inc.

                  Unaudited Pro Forma Condensed Balance Sheets as of November 30, 1999

                  Unaudited Pro Forma Condensed Statements of Income for the Six Months Ended November 30, 1999

                  Unaudited Pro Forma Condensed Statements of Income for the Year Ended May 31, 1999



                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        Antenna Products, Inc.


Date:  April 14, 2000	                s/o/f:
                      							               Clark D. Wraight, Vice President
						                                     	and Principal Financial Officer