Form 10KSB
period 2000-05-31
ANTENNA PRODUCTS INC
filed 2000-08-28
CIK 724267

SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C.  20549

                          FORM 10-KSB
(Mark One)
[  X  ] 	ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Fiscal Year Ended May 31, 2000

                              OR
[      ] 	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE EXCHANGE ACT OF 1934

               Commission file number 0-12866

                   ANTENNA PRODUCTS, INC.
     (Exact name of registrant as specified in its charter)

          Delaware						                      75-1907070
(State or other jurisdiction of 				(IRS Employer Identification No.)
Incorporation or organization)

_1209 Orange St., Wilmington, Delaware 19801_      _(940) 325-3301_
(Address of principal executive offices)			    _(Issuer's telephone number)_

Securities registered pursuant to Section 12(b) of the Act:
                      							None

Securities registered pursuant to Section 12(g) of the Act:

                        _Title of each class_

                   Common Stock, $0.01 par value

Check whether the issuer has (i) filed all reports required by Section 13 or 15(d) of the Exchange ACT during the past 12 months, and (ii) been subject to such filing requirements for the past ninety (90) days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The Company's net sales for Fiscal Year ended May 31, 2000 was $7,861,707.

As of August 10, 2000 2,135,728 shares of Common Stock were outstanding and the aggregate market value of the Common Stock (based on the latest price of known transactions on the Nasdaq Smallcap Market) held by non-affiliates (880,082 shares) was approximately $1,842,544.

DOCUMENTS INCORPORATED BY REFERENCE

The Company's Proxy Statement dated August 25, 2000 for its annual meeting of shareholders to be held October 10, 2000 is incorporated by reference into Part III of this report.

Transitional Small Business Disclosure Format (check one) :  Yes [   ]  No [ X ]


                                 PART 1

Item 1.  BUSINESS

General

Antenna Products, Inc. operates as a holding company with
Antenna Products Corporation, API Acquisition Corp. and Thirco, Inc.
as its current operating subsidiaries. Antenna Products Corporation and API Acquisition Corp. are operating subsidiaries with Thirco, Inc. serving as an equipment leasing company to Antenna Products, Inc.'s operating
units.   Antenna Products, Inc.  has no other business activity.
Antenna Products, Inc.'s address is 1209 Orange Street, Wilmington, Delaware 19801. Telephone Number, (940) 325-3301.

Product information is available from the Internet web page at: //www.antennaproducts.com and at: //www.phazar.com.

Antenna Products Corporation

Antenna Products Corporation was incorporated in Texas in 1984 to continue a business started in 1972 and operated as a closely held "C" corporation until January 24, 1992. Thereafter, Antenna Products Corporation has operated as a wholly owned subsidiary of Antenna Products, Inc. Antenna Products Corporations' address is 101 S.E. 25th Avenue,
Mineral Wells, Texas 76067.  The telephone number is (940) 325-3301.

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

Antenna Products Corporation's customer base is primarily government and government prime contractor focused, but this is slowly changing as Antenna Products Corporation continues to develop and market new commercial products. Antenna Products Corporation's market is international in scope. Antenna Products Corporation currently focuses on exploiting the domestic market and has a limited amount of foreign sales. The specialized need of Antenna Products Corporation's customers and the technology required to meet those needs change constantly. Accordingly, Antenna Products Corporation stresses its engineering, installation, service and other support capabilities. Antenna Products Corporation uses its own sales and engineering staff to service its principal markets. Some of Antenna
Products Corporation's contracts are large relative to total annual sales volume and therefore the composition of the customer base is different year to year. In 2000 the U.S. Government was the single largest customer, and accounted for 22% of the sales volume. AIRSYS ATM, Inc.
(fka Wilcox Electric) totaled 18% of sales and Computing Devices of Canada totaled 11% of sales. Orders for equipment in some of these product categories are in backlog and, therefore, AIRSYS ATM, Inc. and the U.S. Government are expected to be major clients again in 2001.

Antenna Products Corporation is one of many suppliers of antennas and related manufacturing services to the government and government prime contractors. Antenna Products Corporation competes on the basis of cost and product performance in a market with no dominant supplier. Due to fixed-price contracts and pre-defined contract specifications prevalent within this market, Antenna Products Corporation competes primarily on the basis of its ability to provide state-of-the-art solutions in the technologically demanding marketplace while maintaining its competitive pricing.

Antenna Products Corporation is primarily a build to order company and most manufacturing requirements are established on a contract basis. For this reason, the majority of the inventory is work in process. Less than 25% of total inventory, approximately $696,000 is currently maintained in stock for delivery to customers. Some raw materials are also inventoried to support customer delivery schedules. Antenna Products Corporation performs work for the United States Government primarily under fixed-price prime contracts and subcontracts. Under fixed-price contracts, Antenna Products Corporation realizes any benefit or detriment occasioned by lower or higher costs of performance.

Antenna Products Corporation is subject to certain risks common to all companies that derive a portion of their revenues from the United States government. These risks include rapid changes in technology, changes in levels of government spending, and possible cost overruns. Recognition of profits on major contracts is based upon estimates of final performance, which may change as contracts progress. Contract prices and costs incurred are subject to Government Procurement Regulations, and costs may be questioned by the Government and are subject to disallowance. United States Government contracts contain a provision that they may be terminated at any time for the convenience of the Government. In such event, the contractor is entitled to recover allowable costs plus any profits earned to the date of termination. Collections are generally set in accordance with federal acquisition standards which require payment in accordance with "Net 30" terms after acceptance of goods. Antenna Products Corporation is not directly regulated by any governmental agency in the United States. Most of Antenna Products Corporation's customers, and the antenna and tower industries in general, are subject to meeting various government standards. These performance standards necessitate Antenna Products Corporation's ability to produce antenna designs, which can be updated to conform to customer requirements in a changing regulatory environment. These regulations have not adversely affected operations.

Antenna Products Corporation plans to reinvest from 2% to 5% of sales in research and development projects, and bid and proposal activities. The mix of expenditures between the two areas in any given year is a function of the demand for new independently developed innovative systems and the level of requirements solicited. In 2000 Antenna Products Corporation invested 3.3% of sales to independent research and development (R&D). The level of expenditures as a ratio to sales is expected to continue at this level in 2001.  The level of expenditures for R&D as a ratio to sales was 3.4%
of sales in 1999 and 2.8% in 1998.   Antenna Products Corporation does not
consider patents to be material to its operations nor would the loss of any patents adversely affect operations.

On May 1, 2000, Antenna Products Corporation purchased the complete line of commercial telecommunications antennas known as the PhazarTM product line from BAE SYSTEMS Advanced Systems. The tangible assets purchased consisted of the inventory, tooling, fixtures, radome molds, test equipment, and demonstration equipment. The intangible assets purchased included the patents, copyrights, trademarks, engineering data, manufacturing drawings, manufacturing method sheets, test procedures, quality program plans, vendor lists, customer lists, product data sheets, ChameleonTM, and pattern information. No real property was included in the sale. The product line was moved to Antenna Products Corporation's plant in Mineral Wells, Texas. The inventory (valued at cost) was purchased for $360,000 cash. The remainder, including the intangible assets valued at a substantial discount to the seller's development costs, was purchased for 172,800 unregistered shares of Antenna Products, Inc. common stock. On May 1, 2000, the closing price on The Nasdaq SmallCap Market of Antenna Products, Inc. common stock was $2.96875. Additionally, a 6% royalty on the sales of the Intelligent Antenna System products is due for seven years. The transaction was financed by drawing $360,000 on the existing accounts receivable and inventory credit line at The Frost National Bank, San Antonio, Texas. The purchase of the product line was recorded as a purchase transaction and has been included in the financials from the date of purchase.

The product line purchased consists of eighteen models of planar single beam
(PSB) cellular antennas, two models of intelligent antenna systems (IAS), fifteen U.S. Patents, one pending U.S. Patent Application, and multiple corresponding Foreign Patents and pending Patent Applications. A camouflaging system for environmental concealment of the antennas called ChameleonTM, was also included in the sale. This product line compliments Antenna Products Corporation's existing commercial antenna product lines and is currently being produced at the plant in Mineral Wells, Texas.

API Acquisition Corp

API Acquisition Corp. is an 80% owned subsidiary of Antenna Products, Inc.
It was formed on January 24, 2000 as a Texas corporation. API Acquisition Corp. purchased the assets and business of The Upholstery Shop, Inc. on January 27, 2000. The assets purchased included the machinery and equipment. No land or buildings were included as part of this acquisition. The acquisition was recorded as a purchase transaction and the operations of the Upholstery Shop have been included in the financials from the date of acquisition. API Acquisition Corp. currently does business as The Upholstery Shop at the existing facility under a lease agreement.

The Upholstery Shop provides complete refurbishment for a full range of corporate and executive aircraft interiors. The range and scope of these services include design and fabrication of seats, side panels, headliners, galleys and cabinets, as well as the design and installation of custom lighting, entertainment systems and cabin management systems. The Upholstery Shop can also install upgraded avionic systems such as navigational systems, (NAVs), communication systems (COMs), auto pilots
(ADFs), distance measuring equipment (DME), collision avoidance systems (TCAS), and storm scopes.

The Upholstery Shop removes existing interiors of aircraft and installs new interiors designed to customer specifications and coordinates the refurbishment of exteriors for customers when required. The Upholstery Shop provides this service on virtually all-executive and corporate class aircraft, including, but not limited to: Lear, Cessna, Gulfstream, Galaxy, Dassault, and Bombardier. The refurbishments are diverse with the lower range being a minor upgrading of Lear 25's to total interior upgrading of the larger aircraft of the Gulfstream and Falcon family.

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

Backlog

The backlog of orders at Antenna Products Corporation was $3.9 million at year-end. This compares to $3.3 million in backlog at the end of fiscal year 1999. In August, the backlog was $3.5 million. Over 90% of this backlog will be delivered in the 2001 fiscal year.

The backlog of orders at API Acquisition Corp was $2.9 million at year-end.   In
August, the backlog was $2.7 million.   All of the $2.7 million in backlog
will be delivered in the 2001 fiscal year.

Raw Material Source and Supply

Antenna Products, Inc.'s operating subsidiaries' principal raw materials are steel, aluminum, other metal alloys, plastic and composite tubing, hardware, electrical wire, wire rope, electronic or electro-mechanical components, leather, carpet, wood veneers and laminates. The materials are commonly available from numerous sources, including local distributors in quantities sufficient to meet the needs of the subsidiaries. The availability and supply of raw materials is not considered to be a problem for Antenna Products, Inc.

Employees

As of August 10, 2000 Antenna Products Corporation employed a total of 82 employees. Of the 82, 10 are employed in administration and sales, 11 in engineering and technical support, and 61 in manufacturing. None of Antenna Products Corporation's employees are subject to collective bargaining agreements.

API Acquisition Corp. employed a total of 36 employees as of August 10, 2000. Of the 36, 7 are employed in administration and sales, 3 in avionics design and support, 19 in the shop areas, and 7 in the installation crew. None of API Acquisition Corp.'s employees are subject to collective bargaining agreements.

Thirco does not employ any full time employees and does not intend to employ any in the foreseeable future.


Foreign Sales

Antenna Products Corporation's sales in international markets are primarily to foreign governments or prime contractors to foreign governments, and as such represent a small percentage of the overall company annual volume. The level of profits from the commitment of assets to this portion of the business is no greater or no less than that of other market segments. International sales for 2000, 1999, and 1998 were 15.6%, 9.8%, and 6.0%, respectively, of total sales.

API Acquisition Corp has no significant sales to international customers.

Item 2.  PROPERTIES

Antenna Products Corporation owns a ten-acre industrial site located along
US Highway 180 in Mineral Wells, Texas. The facility consists of a main building containing 60,000 square feet of manufacturing area and 10,000 square feet of administrative and engineering offices, a second building containing 20,000 square feet of manufacturing and shipping area; and a third building containing 15,000 square feet utilized for receiving and material control. Three additional auxiliary buildings, which total in excess of 13,350 square feet, are utilized for chemical etching, painting and storage. The facilities are in good condition and with the current compliment of machinery and equipment are suitable and more than adequate to meet production requirements. Dependent on the mix of product types in process in any given time period, the company could potentially more than double output with current and planned plant, property and equipment.
Antenna Products Corporation carries a bank note on the manufacturing facility that is amortized over twenty years ending in the year 2011.

API Acquisition Corp. leases a facility located along Highway 377 in Roanoke, Texas. The facility consists of two buildings that contain
2,000 square feet of administrative and sales offices and 12,000 square feet of shop area. The facility is well equipped with machinery and equipment owned by API Acquisition Corp. The design and fabrication of seats, side panels, headliners and cabinets is completed at this facility. The finished custom interiors are then transported to the airport where the aircraft is located and installed by the installation crew.

Thirco owns a fifty-acre test site in Mineral Wells, Texas. The site includes three buildings with 28,000 square feet of space. The space is currently being leased to Antenna Products Corporation for test activity with some storage of inventory. The two larger buildings, if needed, are suitable with rearrangement and some conversion expense, for additional manufacturing utilization.

Item 3.  LEGAL PROCEEDINGS

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal year 2000.

                                 PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The information in this item should be read in conjunction with the Management Discussion and Analysis of Financial Condition and Results of Operations in
Item 6, and the Consolidated Financial Statements and the Related
Notes thereto in Item 7.

Market Information For The Common Stock

Antenna Products, Inc.'s common stock is traded on the Nasdaq Smallcap Market and is quoted under the symbol
"ANTP".



The table below presents the high and low prices for the last two fiscal years and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                             					BID
Quarter Ended			        High              Low
August 1998			            2		              1
November 1998			          1 3/8		          15/16
February 1999			          4 11/32		      1 1/8
May 1999			               2 3/16		       1 7/16

August 1999			            1 17/32		      1 1/4
November 1999			          3 5/16		       1
February 2000			          6	1/4          1 15/16
May 2000			               4             	2 5/16

Holders

At August 10, 2000 there were approximately 982 holders of record of common stock.

Dividends

Antenna Products, Inc. has never paid a regular cash dividend on common stock and has no plans to institute payment of regular dividends.

Recent Sales of Unregistered Securities

On March 6, 2000 stock options for 12,500 shares were exercised by William Poulin, past President of Antenna Products, Inc., for a purchase price of $25,000. Antenna Products, Inc. relied on section 4(2) of the Securities Act of 1933 as its exemption from registration.

In accordance with the asset purchase agreement between BAE SYSTEMS Advanced Systems and Antenna Products, Inc., dated May 1, 2000, 172,800 shares of Antenna Products, Inc. unregistered common stock were issued to BAE SYSTEMS Advanced Systems and its designees. The shares were valued at $513,043. Antenna Products, Inc. relied on section 4(2) of the Securities Act of 1933 as its exemption from registration.

Item 6.	SELECTED FINANCIAL DATA

The following table presents selected financial data of Antenna
Products, Inc.This historical data should be read in conjunction with Consolidated Financial Statements and the Related Notes thereto in Item 8.

                  FISCAL YEAR ENDING MAY 31

				                          2000		          1999

Net Sales			               $7,861,707	     $7,786,911
Income (loss) from continuing
 Operations			               ($84,769)	$      234,369
Income per share from
 continuing operations		($        .04)	$          .13
Total Assets			            $9,762,254	     $6,869,002
Long Term Debt			          $3,124,387	     $1,646,900
Dividends			          $         0.00   $         0.00

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operation

Antenna Products, Inc.'s on-going operation is that of its subsidiaries, Antenna Products Corporation, API Acquisition Corp. and Thirco, Inc. as previously discussed in Item 1. The management discussion presented in this item relates to the operations of subsidiary units and the associated Consolidated Financials as presented in Item 7.

Year ended May 31, 2000 ("2000") Compared with Year Ended May 31, 1999 ("1999")

Antenna Products Corporation experienced lower sales in the first and second quarter of fiscal year 2000, resulting in overall sales of $6.3 million in 2000. This is $1.5 million or 19% less than the $7.8 million in sales in 1999. Orders were up in both military and commercial markets from a total of $6.6 million in 1999 to $7.3 million in 2000. This resulted in an ending backlog of firm orders at year-end of $3.9 million, up 18% from the prior year end backlog of $3.3 million.

The gross profit margin for fiscal year 2000 was 26% compared to 24% in 1999. Sales and administrative expenses as a ratio to sales were 22% of sales in 2000 compared to 17% in 1999. Antenna Products Corporation's operating margin for 2000 was 5.1% compared to 7.1% in 1999. Warranty charges of $84,590 were lower than last year's rate of $108,738, and averaged less than 2% of sales. Discretionary products development spending was $205,218, or 3.3% of sales in 2000. This was a decrease from $263,227 or 3.4% of sales in 1999.

Interest expense for Antenna Products Corporation decreased from $246,120 in 1999 to $225,402 in 2000. The Subsidiary experienced a pre-tax profit of $79,303 in 2000 compared to a pre-tax profit of $307,691 in 1999.
Antenna Products Corporation is expected to continue to be profitable in 2001.

The improved backlog and increased demand for commercial ILS equipment and the new commercial panel and sector antennas will have a positive affect on the sales performance in the first quarter of fiscal year 2001. Sales for the first quarter of fiscal year 2001 are currently estimated to be approximately $2.1 million.

API Acquisition Corp. was formed on January 24,2000 and began doing business as The Upholstery Shop on January 27, 2000. API Acquisition Corp.'s sales for the period January 27, 2000 through May 31, 2000 were $1.6 million. Demand for the services provided by API Acquisition Corp. increased during the fourth quarter and this resulted in an ending backlog of firm orders at year-end of $2.1 million. The gross profit margin for the four-month period was 13%.  Sales and administrative expenses as a ratio to sales were
13.1%.   Interest expense for API Acquisition Corp. totaled $57,169
in 2000.   API Acquisition Corp. experienced a pre-tax loss of $ 64,547
in 2000.   API Acquisition Corp. is expected to be profitable in 2001. Sales for the first quarter of fiscal year 2001 are currently estimated to be approximately $1.3 million.

Antenna Products, Inc. consolidated sales from operations were $7.9 million with a loss from operations before taxes of $99,787 in 2000. This compares to $7.8 million in consolidated sales with an income from continuing operations before taxes of $358,770 in 1999. The net loss for 2000 was $84,769 compared to a net income of $234,369 in 1999. Antenna Products, Inc.'s loss was the result of the thin margins on lower sales at Antenna
Products Corporation plus the increase in administrative expenses for legal and professional fees incurred during the acquisition of The Upholstery Shop in January and the asset purchase of the PhazarTM product line in May.
Antenna Products, Inc. is expected to be profitable in 2001.

Liquidity and Capital Resources

Funds generated from company operations are the major internal sources of liquidity and are supplemented by funds derived from capital markets, principally bank facilities. The Antenna Products, Inc. $3.0 million revolving demand line of credit guaranteed by a principal shareholder. The credit line is regulated under a borrowing base formula using inventories and accounts receivable as collateral. The interest rate is established as one percentage point over Wall Street prime and is subject to a loan agreement with restrictive covenants. The most restrictive financial covenant requires Antenna Products Corporation to maintain $1.5 million in tangible net worth and $1.0 million of working capital. At May 31, 2000 Antenna Products Corporation had a tangible net worth of $2.2 million and working capital of $2.4 million. As of August 10, 2000 Antenna Products Corporation and API Acquisition Corp. had drawn $1.1 million of the $3.0 million line of credit with $1.3 million of the borrowing base available and unused. The revolving credit line agreement is renewable in September 2000. Antenna Products, Inc. anticipates renewal of this credit line and has projected that the credit available is sufficient to cover the operational requirements of the subsidiaries in 2001.

Net cash flow from operations was a positive $204,298 in 2000 compared to a positive $135,367 in 1999. Inventory increased $188,186 in 2000 compared to a decrease of $57,298 in 1999. Accounts payable and accrued liabilities increased $280,080 and accounts receivable increased $261,737 in 2000.
In 1999 accounts payable and accrued liabilities decreased $460,903 and accounts receivable decreased $53,303. Cash flow from financing activities in 2000 was $1.9 million compared to net cash used of $38,838 in 1999. Cash and cash equivalents at the end of 2000 were $337,348, an increase from $270,175 at the end of the prior year.

Antenna Products Corporation has a long-term bank note for $1.2 million collateralized by the Antenna Products plant, property, and equipment. The current balance is $854 thousand with payments amortized over 20 years ending in 2011. The interest is variable at one half point over prime interest rate with the note supported by an FmHA guarantee under the federal guidelines of a rural business industry loan. The note is guaranteed by a principal shareholder.

API Acquisition Corp. has a note payable to a bank for $1.75 million, payable in installments of $28,724 per month until the maturity date of January 26, 2007, when remaining balance is due, including interest at the prime rate plus 1%. The current balance of the note is $1.69 million. The note is collateralized by API Acquisition Corp. equipment and guaranteed by Antenna Products, Inc. and otherwise secured by a pledge of assets of Antenna Products, Inc. subsidiaries.

API Acquisition Corp. has a note payable to a credit institution for $17,931 at May 31, 2000, payable in installments of $495 per month until the maturity date of February 11, 2004, including interest at 10.75%. The note is secured by a utility vehicle.

Antenna Products Corporation also has an $800,000 subordinated note to a principal shareholder on which it pays interest only at the prime interest rate. The commencement of principal payments on the subordinated note is prohibited under the terms of the bank note until the bank debt is paid in full.

Antenna Products, Inc. does not expect any changes in payments or other provisions of the loan agreements now in place.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements listed in Item 14 are included in this report on pages F-1 through F-19.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                             PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information will be included in the definitive Proxy Statement dated August 25, 2000 filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

This information will be included in the Company's definitive Proxy Statement dated August 25, 2000 filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information will be included in the Company's definitive Proxy Statement dated August 25, 2000 filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information will be included in the Company's definitive Proxy Statement dated August 25, 2000 filed with the Securities and Exchange Commission and is incorporated herein by reference.

                                 PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)	The following documents are filed as part of this report:

              1.	   Financial Statements.  The following consolidated
                    financial statements of Antenna Products, Inc. and subsidiaries and independent auditors' reports are presented on pages F-1 through F-19:

                    Independent Auditor's Report

                    Consolidated Balance Sheets - May 31, 2000 and 1999

                    Consolidated Statements of Operations - Years Ended May 31, 2000 and 1999

                    Consolidated Statement of Shareholders' Equity - Years Ended May 31, 2000 and 1999

                    Consolidated Statements of Cash Flows - Years Ended May 31, 2000 and 1999

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

                      On May 11, 2000 the registrant filed a Form 8-K for the purpose of disclosing the purchase of the complete line of commercial telecommunications antennas known as the PhazarTM product line from BAE SYSTEMS
                      Advanced Systems. The product line was purchased on May 1, 2000 by Antenna Products Corporation, a
                      Texas Corporation and wholly owned subsidiary of Antenna Products, Inc.

                      On June 6, 2000 the registrant filed a Form 8-K for the purpose of disclosing the May 31, 2000 resignation of William Poulin as a Director of Antenna Products, Inc. and from all offices in Antenna Products, Inc and its' subsidiaries. On June 1, 2000, the Board of Directors of Antenna Products, Inc. adopted a resolution electing
                      Gary W. Havener President of Antenna Products, Inc.


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  August 25, 2000


								                                  Antenna Products, Inc.






                                  				_________________________________

                                      BY:		Gary W. Havener
								                              Principal Executive Officer and Director


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature				             Title		                      Date



_____________________									                        	August 25, 2000
Clark D. Wraight				      Principal Financial Officer
				                      And Director



_____________________					                            	August 25, 2000
James Kenney			           Director




_____________________						                            August 25, 2000
James Miles				           Director





____________________					                            		August 25, 2000
R. Allen Wahl				         Director










                            ANTENNA PRODUCTS, INC.

                            CONSOLIDATED FINANCIAL
                                   STATEMENTS
                                  MAY 31, 2000









                                C O N T E N T S


INDEPENDENT AUDITOR'S REPORT..............................F-1

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets..........................F-2, F-3

    	Consolidated Statements of Operations................F-4

    	Consolidated Statements of Shareholders' Equity......F-5

    	Consolidated Statements of Cash Flows................F-6, F-7

    	Notes to Consolidated Financial Statements...........F-8 - F-19


                         INDEPENDENT AUDITOR'S REPORT


To The Board of Directors and Stockholders
Antenna Products, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Antenna Products, Inc. and Subsidiaries as of May 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Antenna Products, Inc. and subsidiaries as of May 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
August 2, 2000

3466





























                  ANTENNA PRODUCTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                           MAY 31, 2000 AND 1999



                                       2000                1999
                                      _______             _______
              ASSETS

CURRENT ASSETS

 Cash and cash equivalents
                             $        337,348     $        270,175

 Accounts receivable:

 Trade, net of allowances for doubtful accounts
 of $7,021 in 2000 and 1999
                                    1,342,733            1,077,917

 United States Government
                                      207,281              210,360

 Inventories
                                    2,826,358            2,638,172

 Costs and estimated earnings in excess
 of billings on refurbishing contracts
 in progress
                                      293,161                   -

 Prepaid expenses and other assets
                                       55,872               33,368

 Income taxes receivable
                                       30,000              186,212

 Deferred income taxes
                                       69,528               65,880
                                    _________            _________
 Total current assets
                                    5,162,281            4,482,084

 Property and equipment, net
                                    2,435,624            2,386,918

 Intangible assets
                                    2,164,349                -
                                    _________            _________

                              $     9,762,254      $     6,869,002

     LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES

 Notes payable                $     1,365,000      $     1,300,000

 Current portion of long-term debt
                                      238,588               48,535

 Accounts payable
                                      468,586              247,407

 Accrued expenses
                                      382,390              323,489

 Billings in excess of costs and
estimate earnings on refurbishing
contracts in progress
                                      320,689                -
                                    _________             _________

 Total current liabilities
                                    2,775,253          1,919,431

 Long-term debt
                                    2,324,387            846,900

 Note payable to shareholder
                                      800,000            800,000

 Deferred income taxes
                                      287,338            328,169
                                   __________         __________

                                    3,411,725          1,975,069
                                    _________          _________

 Total liabilities
                                    6,186,978          3,894,500

The Notes to Consolidated Financial Statements
  are an integral part of these statements.
                                        F-2

COMMITMENTS AND CONTINGENCIES (Note 12)
                                      -                      -

MINORITY INTEREST IN SUBSIDIARY
                                      -                      -
SHAREHOLDERS' EQUITY
 Common stock, $0.01 par, 8,000,000
    shares authorized,  2,135,728
    shares and 1,862,928 shares
    issued and outstanding in 2000 and
    1999, respectively
                                       21,358              18,630

 Additional paid-in capital
                                    2,678,766           1,995,951

 Retained earnings
                                      875,152             959,921
                                    _________             _______

 Total shareholders' equity
                                    3,575,276           2,974,502

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY

                              $     9,762,254     $     6,869,002

The Notes to Consolidated Financial Statements are an integral part of these statements.


                   ANTENNA PRODUCTS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                      YEARS ENDED MAY 31, 2000 AND 1999


                                     2000           1999
                                     ____           ____

Sales and contract revenues
                             $     7,861,707  $     7,786,911
Cost of sales and contracts
                                   6,001,637        5,896,240
                             _______________  _______________
Gross profit
                                   1,860,070        1,890,671

Sales and administrative expenses
                                   1,695,521        1,311,583
                            ________________  _______________
      Operating profit
                                     164,549          579,088

Other income (expense)
  Interest expense
                                 (   282,571)     (   246,120)

  Interest income
                                         235            4,560

  Other
                                      18,000          21,242
                                 ___________       __________

Total other income (expense)
                                 (   264,336)  (    220,318)
                                 ____________  _____________

Income (loss) from operations before
 income taxes and minority interest
                                 (    99,787)       358,770

Income tax provision (benefit)
                                 (    14,818)       124,401
                                 ____________  ____________

Income (loss) before minority interest
                                 (    84,969)       234,369

Minority interest in subsidiary's loss
                                         200                -
                                 ___________   ____________

Net income (loss)
                                ($   84,769)   $    234,369
                                ____________   ____________

Earnings (loss) per common share

                                 (     0.04)           0.13
                                ____________   ____________

The Notes to Consolidated Financial Statements are an integral part of these statements.






                    ANTENNA PRODUCTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        YEARS ENDED MAY 31, 2000 AND 1999

                     Common Stock       Additional
                   Number                 Paid In     Retained
                   of Shares    Amount    Capital     Earnings    Total
                   _________    ______    _______     ________    _____
BALANCE, MAY 31, 1998,
  as previously reported

                   1,812,928  $  18,130  $1,921,451   $593,259   $2,532,840

  Prior period adjustment
                        -           -         -        132,293      132,293
                  __________  _________  __________   ________   __________


BALANCE, MAY 31, 1998,
  as restated
                   1,812,928     18,130  1,921,451     725,552    2,665,133

Issuance of common stock

                      50,000        500     74,500        -          75,000
                   _________    ________ _________    ________   __________
Net income
                       -          -         -          234,369       234,369

BALANCE, MAY 31, 1999,
  as restated
                   1,862,928     18,630  1,995,951     959,921     2,974,502
                   _________     ______  _________     ________    _________

Issuance of common
Stock                272,800      2,728    682,815        -          685,543

Net loss
                       -        -          -         (  84,769) (     84,769)
                   __________  ________  _________   __________ _____________


BALANCE, MAY 31, 2000
                   2,135,728  $  21,358 $2,678,766    $875,152     $3,575,276

The Notes to Consolidated Financial Statements are an integral part of these statements.







                 ANTENNA PRODUCTS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                    YEARS ENDED MAY 21, 2000 AND 1999



                                       2000                     1999
                                  ____________               ____________


CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)
                                  ($        84,769)         $     234,369

Adjustments to reconcile net income
  to net cash provided by operating
  activities

  Depreciation
                                           297,840               298,187

  Amortization
                                            44,313                  -
  Loss on disposal of assets
                                              -                   2,850


  Deferred federal income tax
                                 (          14,818)             145,022

  Changes in assets and liabilities:

  Accounts receivable
                                  (        261,737)              53,303


  Costs and estimated earnings in excess of billings on refurbishing contracts in progress

                                  (        293,161)                 -
  Inventory
                                  (        188,186)              57,298


  Prepaid expenses
                                 (          22,504)      (       24,139)


  Income taxes receivable
                                           126,551        (     170,620)

  Accounts payable
                                           221,179        (     189,097)


  Accrued expenses
                                            58,901        (     271,806)


  Billings in excess of costs and estimated earnings on refurbishing contracts in progress

                                           320,689             -
                                      ____________       _______________

        Net cash provided by operating activities

                                           204,298              135,367
                                      ____________       _______________

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from disposal of assets
                                               -                  1,252

  Purchase of property and equipment
                                  (        198,096)      (       48,647)

  Purchase of intangible assets
                                   (     1,844,069)                  -
                                   ________________     ________________

  Net cash used in investing activities
                                   (     2,042,165)      (       47,395)


The Notes to Consolidated Financial Statements are an integral part of these statements.





                ANTENNA PRODUCTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED MAY 31, 2000 AND 1999


                                           2000               1999
                                       ___________       ____________

CASH FLOWS FROM FINANCING ACTIVIITES

  Net borrowings under bank lines of credit
                                           65,000             -

  Proceeds on borrowings of long-term debt
                                        1,750,000             -

  Principal payments on long-term debt
                                (          82,460) (       38,838)

Issuance of common stock
                                          172,500             -
                                _________________  _______________

  Net cash (used in)
   provided by financing activities
                                        1,905,040  (       38,838)

  Net increase in cash and cash
   equivalents
                                           67,173          49,134

CASH AND CASH EQUIVALENTS, beginning of year
                                          270,175         221,041
                                       ___________ _______________

CASH AND CASH EQUIVALENTS, end of year

                                   $       337,348  $     270,175
                                   _______________  ______________


SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
  Cash paid during the period for:

    Interest (none capitalized)
                                   $       282,751  $     246,120
                                   _______________  _____________

    Income taxes
                                   $       -         $     150,000

                                   ________________  ______________


SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
  Issuance of common stock in exchange
  for equipment and intangible assets
                                   $       513,043  $        -
                                   _______________  ________________

Issuance of common stock in settlement of lawsuit
                                   $           -    $      75,000


The Notes to Consolidated Financial Statements are an integral part of these statements.




                            ANTENNA PRODUCTS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   BUSINESS AND NATURE OF OPERATIONS

Antenna Products, Inc. operates as a holding company with Antenna
Products Corporation and Thirco, Inc.as its wholly-owned subsidiaries, and API Acquisition Corp., an 80% owned subsidiary. Antenna Products Corporation is an operating subsidiary that designs, manufactures and markets antenna systems, towers, and communication accessories worldwide.
The U. S. government, military and civil agencies, and prime contractors represent Antenna Products' principal customers. Thirco serves as an equipment leasing company to Antenna Products Corporation. API Acquisition Corp. was formed during the year ended May 31, 2000, and its operations consist primarily of contracting to refurbish the interiors of corporate and private jets. The length of the contracts vary but are typically less than one year. The Company's operations are performed in Texas for customers throughout the country.

Following is a schedule of the Company's sales to major customers at May 31, as a percentage of total sales:

	                                     2000                    	1999

Federal Government	                    18%	                     18%
AIRSYS ATM, Inc	                       14%                     	21%
Computing Devices Canada	               9%
Raytheon		                                                      14%

At May 31, 2000 and 1999, trade receivables from two and three customers comprised approximately 51% and 47%, respectively, of the trade receivable balance at those dates.

NOTE 2.   BUSINESS SEGMENTS

The Company's operations are classified into two principal business segments based upon the nature of products and services.

Antennas	Design, manufacture and marketing of antenna systems, towers, and communications accessories worldwide

Refurbishing	Contracting to refurbish the interiors of corporate and private jets






                                ANTENNA PRODUCTS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.   BUSINESS SEGMENTS - continued

Following is a summary of segmented information for 2000 (because the refurbishing operations were not acquired until the year ended May 31, 2000, no segment information is presented for the year ended May 31,
1999):

                          				  Antennas   	Refurbishing	       Total

		Revenues from external
  customers                  	$6,304,222	    $1,557,495      $7,861,707
  Foreign sales	                 981,505	         -            	981,505
  Interest revenue	                   235	        -                	235
  Interest expense	            225,402	          57,169        	282,571
  Depreciation and
  amortization	                287,045          	55,108        	342,153
  Income tax provision
  (benefit)	                     7,128	  (       21,946)	(       14,818)
  Segment profit (loss)       	159,236  	(       64,546)	        94,690
  Segment assets	            7,248,316        2,409,689	      9,658,005
  Expenditures for segment
  assets	                      148,450	       2,042,165	      2,555,208

RECONCILIATIONS:
	REVENUES
		Total revenues for reportable segments			                   7,861,707
		Other revenue			                                                -
                                                              __________
		Total consolidated revenues			                             $7,861,707

	PROFIT OR LOSS
		Total profit for reportable segments			                  $     94,690
		Other loss                                           			(     194,477)
                                                          ______________
		Loss before income taxes		                             	($     99,787)
                                                          ______________
	ASSETS
		Total assets for reportable segments			                    $9,658,005
		Other assets		                                          	     104,249
                                                          ______________
		Consolidated total                                      			$9,762,254

Adjustments to reconcile total segment to total consolidated profit (loss) before taxes and total assets is attributable to corporate headquarters, which is not included in segment information. Corporate headquarters' activity is recorded on Antenna Products, Inc. and consists primarily of non-allocated general and administrative overhead costs and cash in bank.





                           ANTENNA PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

  Sales and Contract Revenues and Related Costs - Antennas

      Antenna Products manufactures and markets standard and custom antennas, guyed and self-supported towers, monopoles, support structures, masts and communication accessories worldwide. Customers include the U. S. Government, military and civil agencies, U.S. Government prime contractors and commercial clients. Examples of Antenna Products' U.S.
      Government supplied products include ground to air collinear antennas, instrument landing antennas and towers, fixed system multi-port antenna arrays, tactical quick erect antennas and masts, shipboard antenna tilting devices, transport pallets, surveillance antennas, antenna rotators, positioners and controls, and high power broadcast baluns. Examples of the company's commercial products include panel, sector, omnidirectional and closed loop PCS antennas, automatic meter reading (AMR), cellular, paging and yagi antennas, guyed towers, self supported towers and monopoles.

      Antenna Products is primarily a build to order company. As such, most orders are negotiated firm fixed-price contracts. Most commercial contracts are single order and single delivery firm fixed-price contracts. Some government contracts are multi-year performance with established option dates with a predetermined escalated price for delivery in that outyear. These types of contracts can be valid from two to five years. Other types of government contracts are called supply contracts where the government buys a particular product and has estimated the quantity required over an expected period. Antenna Products has contracts with major prime contractors who negotiate contracts based on large quantities with set escalation rates for future prices. The Government is attempting to procure more and more products that have commercial equivalents to military standards. These purchases are for off-the-shelf products and therefore use credit cards and accept commercial terms and shipping methods. Antenna Products recognizes an order or resultant sale when official notification is received that an option is being exercised and the order is shipped.

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

   Accounting Basis for Revenue Recognition - Refurbishing

   Revenue on contracts is recognized on the basis of the Company's estimates of the percentage of completion of individual contracts. That portion of the total contract price that is recognized as revenue is based upon net contract costs incurred as a percentage of net estimated costs. That method is used because management considers total cost to be the best available measure of progress on the contracts.

                            ANTENNA PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES - continued

  Sales and Contract Revenues and Related Costs - Antennas

		      Accounting Basis for Revenue Recognition - Refurbishing

        Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, and repairs. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, which are recognized in the period in which the revisions are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders, and settlements, are accounted for as changes in estimates in the current period.

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

  Research and Development Costs

    Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the years ended May 31, 2000 and 1999 were $205,218 and $263,339, respectively.



                            ANTENNA PRODUCTS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES - continued

  Cash and Cash Equivalents

    For purposes of reporting cash flows, cash and cash equivalents include cash and certificates of deposit with original maturities of three months or less.

  Shares, Per Share Data, Earnings Per Share, and Stock Split, and Common Stock Par Value

    Earnings per share are computed by dividing net income available for common stock by the weighted average number of common shares outstanding during the year. Weighted average shares outstanding were 1,919,620 and 1,852,650 for the years ended May 31, 2000 and 1999, respectively. No dilutive securities exist in the company's capital structure.

NOTE 4.   REFURBISHING CONTRACTS RECEIVABLE

    Included in accounts receivable at May 31, 2000, are refurbishing contracts receivable of $50,599, which consists entirely of completed contracts.

NOTE 5.   REFURBISHING CONTRACTS IN PROGRESS

    Information with respect to refurbishing contracts in progress at May 31, 2000 follows:

      Cost incurred on contracts in progress						$   754,663
      Estimated earnings thereon							               282,586

                                                    1,037,249
      Less billings applicable thereto	 	        (  1,064,777)

                                                ($     27,528)

    These amounts are included in the accompanying balance sheet under the following captions:

Costs and estimated earnings in excess
	of billings on contracts in progress	            $   293,161
 Billings in excess of costs and estimated
	earnings on contracts in progress             	(     320,689)

                                              		($     27,528)
NOTE 6.   INVENTORIES

 The major components of inventories are as follows:
                                           		     2000    	     1999

    Raw materials                           	$   399,796 	$   646,355
    Work in process	                           1,730,276   	1,523,201
    Finished goods	                              696,286	     468,616

                                            		$2,826,358  	$2,638,172

  Certain allocable overhead costs such as depreciation, insurance, property taxes and utilities are included in inventory based upon percentages developed by the Company. The aggregate amount of these costs included in inventory during the years ended May 31, 2000 and 1999 were $988,405 and $952,301, respectively.

                               ANTENNA PRODUCTS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.   PROPERTY AND EQUIPMENT

  The following is a summary of the Company's property and equipment:

                           	Estimated
                     	      Useful Life	     2000     	     1999

   Land                              		$   375,136    	$   375,136
   Buildings and improvements	15-30 years	 1,873,217	    1,873,216
   Machinery and equipment	   10 year      3,226,999	    2,934,342
   Automobiles and trucks	     3 years	      151,217       	97,328
   Office furniture and
   fixtures                  	10 years	      586,788       586,788
                                         ___________    __________
                                         		6,213,357  	  5,866,810

   Less accumulated depreciation          	3,777,733  	  3,479,892
                                         ___________   _________

   Net property and equipment           		$2,435,624   	$2,386,918
                                          __________  __________

NOTE 8.   INTANGIBLE ASSETS

  Included in intangible assets at May 31, 2000 is the following:

   Goodwill                                          	   $1,769,069
   Patents, copyrights and other intellectual property	     364,593
   Non-compete agreemet                                     	75,000
									                                                __________
                                                         	2,208,662
   Accumulated amortization	                         (       44,313)
                                                     _______________
                                                        	$2,164,349
                                                     ________________
   The goodwill is being amortized on the straight-line basis over a fifteen year period. The patents, copyrights and other intellectual property and the non-compete agreement are being amortized on the straight-line basis over a five year period.

NOTE 9.   NOTES PAYABLE

   At May 31, 2000 and 1999, notes payable consist of a revolving note payable to a bank, with a maximum amount not to exceed the lesser of $3,000,000 and $2,000,000, respectively, or a calculated borrowing base determined by a formula based upon the amount of certain qualified receivables and inventories as defined in the loan agreement.

   Interest is payable monthly at the prime rate (9.5% and 7.75% at May 31, 2000 and 1999, respectively) plus 1% until September 30, 2000, when any unpaid principal and interest shall be due. Borrowings under the revolving note payable are collateralized by accounts receivable and inventories and are guaranteed by a principal shareholder. Under the agreement, the Company must maintain minimum net worth of $1,500,000 and working capital of $1,000,000.

   At May 31, 2000 and 1999, note payable to shareholder consist of subordinated note to a principal shareholder of the company. In the initial years, only interest at the prime rate (9.5% and 7.75% at May 31, 2000 and 1999, respectively) is payable, with monthly principal payments scheduled to begin in June 2002, and maturing in May 2007. Interest charged to operations under the note was $67,835 and $64,345 for the years ended May 31, 2000 and 1999, respectively.

                           ANTENNA PRODUCTS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10.   LONG-TERM DEBT

  At May 31, 2000 and 1999, long-term debt consists of the following:

                                            	     2000     	     1999

  Mortgage note to a bank, guaranteed 80% by a U.S.
  government agency, payable $10,050 per month,
  including interest at the prime rate (9.5%
  and 7.75% at May 31, 2000 and 1999, respectively)
  plus 1/2%; collateralized by certain real
  estate, fixtures and assignment of life insurance
  policy with a principal shareholder. The note is
  also guaranteed by a principal shareholder and
  the Company is required to maintain
  certain covenants including  $1,000,000 in working
  capital and a ratio of maximum debt to net worth
  of seven to one.                            	$   853,586	$   895,435

  Note payable to a bank, payable in installments
  of $28,724 per month until maturity date of
  January 26, 2007, when remaining balance is due,
  including interest at the prime rate
  (9.50% at May 31, 2000) plus 1%, secured by
  property and equipment.
  The note is also guaranteed by a principal
 shareholder.                                   1,691,458         	-

  Loan to credit institution, due on
  February 11, 2004, payable monthly
  installments of $495, including interest at
  10.75%, secured by a utility vehicle.
	                                                  17,931         	0

      Less current portion of long-term debt	     238,588       48,535
                                              ___________       __________
                                              	$2,324,387	  $   846,900
                                              ___________       ___________

  Maturities of long-term debt for each of the five years subsequent to May 31, 2000 are as follows (including
  $160,000 per year beginning in June 2002 for the shareholder note, although it is subordinated to the note payable to a bank):

  2001	     $   238,588
  2002	         262,557
  2003	         448,938
  2004	         475,964
  2005         	503,457
  Thereafter  1,433,471
              _________
            	$3,362,975




                            ANTENNA PRODUCTS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11.   INCOME TAXES

  Components of the income tax provision (benefit) are as follows:
	                                              2000     	     1999
  Income taxes (benefit) at statutory
  rate	on income before income taxes   	 ($     33,928)	$   121,982
  Non-deductible expenses and other	            19,110	       2,419
                                         ______________ ___________

  Total provision                       	($     14,818)	$   124,401
                                         ______________ ___________

            Deferred portion (benefit)
            of provision	                ($     14,818)	$   145,022
            Current portion (benefit)	           -      (    20,621)
                                         _____________  ____________
Total provision (benefit)	               ($     14,818)	$   124,401

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                   				     2000     	     1999
  Deferred tax assets:
  Accounts receivable due to
  allowance for doubtful
  accounts                          		$       2,387	$       2,387

  Inventories, due to estimated
  losses on contracts	                       17,000       	17,000

  Inventories, due to additional costs
  inventoried for tax purposes pursuant
  to the Tax Reform Act of 1966                -   	       10,367

  Accrued expenses, due to warranty accrual	 25,500	       17,000

  Accrued expenses, due to vacation accrual	 20,780	       19,126

  Net operating loss carryforward	            3,861	           -
                                           __________     _________
 	Total deferred tax assets	                 69,528	        65,880

  Deferred tax liabilities:
  Intangible assets, due to difference in $     44	        $   -
  amortization
  Property and equipment, principally due to
  difference in depreciation         	(     287,782)	(     328,169)
                                        ___________     ___________

	Net deferred tax liability	($   287,338)	($   328,169)







                      ANTENNA PRODUCTS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12.   COMMITMENTS AND CONTINGENCIES

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

Company contributions vest after three years of service. Company contributions amounted to $-0- and $22,013 for the years ended
May 31, 2000 and 1999, respectively.

During the year ended May 31, 1999, the Company settled a lawsuit with a customer. The settlement resulted in the Company being required to pay the customer an aggregate of $382,000 in cash ($297,000 in August 1999 and $85,000 in November 1999) and 50,000 shares of the Company's common stock valued at $75,000 (issued in August 98). The settlement amount was recorded by the Company in accrued expenses as of May 31, 1999.

    Concentration of Credit Risk

      The Company deposits its cash primarily in deposit accounts with major banks. Certain cash deposits may occasionally be in excess of federally insured limits. The Company has not incurred losses related to its cash.

      The Company sells many of its products to the U.S. Government, both military and civil agencies, and prime contractors. Although the Company might be directly affected by the well-being of the defense industry, management does not believe significant credit risk exists at May 31, 2000.

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

    Operating Leases

      API Acquisition Corp. leases office space from an employee and minority interest shareholder. Future minimum lease obligations under the lease agreement are as follows:

     	2001                                  	$   60,748

     The agreement contains two options to extend the lease for additional terms of one year each at an increased base rent.



                             ANTENNA PRODUCTS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13.   STOCK OPTIONS

  In October 1999, the Board of Directors approved two stock option plans which provided the option to purchase 40,000 shares and 60,000 shares at $1.3125 and $2.00, respectively, to an officer of the Company. The plans had expiration dates of October 25, 1999 and the earlier of the officer's last day of employment or May 31, 2001, respectively.
  The officer exercised all of the options and was issued 100,000 shares of common stock during the year ended May 31, 2000. The Company applies APB opinion 25 and related Interpretations in accounting for its plan. Accordingly, no compensation has been recognized in operations as of May 31, 2000. Had compensation cost for the Company's stock-based compensation been determined based on fair value at the grant date for awards under the plan consistent with the method of FASB Statement 123, the Company would have recognized total compensation of $7,000 under the stock based employee compensation awards during the year ended May 31, 2000.

  Additionally, in March 1999, the Board of Directors approved a stock option plan which provided the option to purchase 60,000 shares at $2 over a 2 year period to an officer of the Company. Had compensation cost for the Company's stock-based compensation been determined based on fair value at the grant date for awards under the plan consistent with the method of FASB Statement 123, the Company would have recognized total compensation of $42,000 under the stock based employee compensation award during the year ended May 31, 1999.

  The Company's net income and earnings per share as of May 31, 2000 and 1999, would have been reduced to the pro forma amounts indicated below:

                                          	     2000     	     1999

  Net income (loss)	        As reported	  ($   84,769)       $234,369
                          		Pro forma	    ($   89,455)      	$206,623

  Primary earnings (loss)
  per share	As reported                 	(       0.04)           	.13
		Pro forma	                             (       0.05)           	.11

The compensation cost was estimated using the Black-Scholes model with the following assumptions for 2000: $1.19 stock price at grant date; lives of 13 and 125 days; expected volatility of 98 percent; and risk free interest rates of 4.45 and 4.84 percent. The assumptions used under the 1999 plan were as follows: $1.75 stock price at grant date; expected life of 2 years; expected volatility of 76 percent; and risk free interest rate of 5.6 percent.






                        ANTENNA PRODUCTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13.   STOCK OPTIONS - continued

  A summary of the status of the Company's stock option plans as of May 31, 2000 and 1999 and changes for the
  years then ended are as follows:
                                                    		Weighted
		                                                    Average
		                                                    Exercise
                                      		  Shares 	    Price

 Outstanding at May 31, 1998                 	-     	$      -
           	Granted	                      60,000	        2.00
           	Exercised	                       -     	        -
           	Forfeited	                       -     	        -
                                          _______     _________
 Outstanding at May 31, 1999	             60,000	        2.00
           	Granted	                     100,000	        1.73
           	Exercised	                   100,000	        1.73
           	Forfeited	                      -     	         -
                                         ________     _________
 Outstanding at May 31, 2000	             60,000 	$      2.00
                                         ________     _________

                                       		   2000   	    1999

  Exercisable at year end	                60,000      60,000

   Weighted average fair value of
	    options granted during the year	$       .07	 $      .70

                                                    		Weighted
                                                    		Average
                                                    		Exercise
                                      		  Shares 	    Price

   Weighted averaged remaining
	    contractual life (in years)	            .8	           1.8


NOTE 14.   ACQUISITIONS

On January 27, 2000, API Acquisition Corp. purchased the assets and business of The Upholstery Shop, Inc.
for $2,000,000. The Upholstery Shop, Inc. provides complete refurbishment for a full range of corporate and executive aircraft interior. The acquisition was recorded using the purchase method of accounting.
The results of operations of The Upholstery Shop, Inc. from January 27, 2000 through May 31, 2000 are included in the Company's consolidated statement of income.

On May 1, 2000, the Company acquired the Phazar Antenna Business Unit, which included inventory, equipment, patents, copyrights and other intellectual property, from BAE Systems Aerospace Inc. in exchange for $360,000 and 172,800 shares of common stock, the fair value of which was $513,043 on that date.






NOTE 15.   PRIOR PERIOD ADJUSTMENTS

  Subsequent to issuance of the 1999 financial statements, an error was discovered in the tax basis of property and equipment used to calculate deferred income taxes in prior years. Accordingly, an adjustment was recorded in 2000 to reduce the deferred tax liability and increase retained earnings at May 31, 1998. There was no effect on earnings for the years ended May 31, 2000 and 1999.



































                                  F-19


2


12




21212121212f