Form 10KSB/A
period 2000-05-31
ANTENNA PRODUCTS INC
filed 2000-09-18
CIK 724267

SECURITIES AND EXCHANGE COMMISSION
                      Washington D.C.  20549

                          FORM 10-KSB/A
(Mark One)
[  X  ] 	ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Fiscal Year Ended May 31, 2000

                              OR
[      ] 	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE EXCHANGE ACT OF 1934

                Commission file number 0-12866

                      ANTENNA PRODUCTS, INC.
     (Exact name of registrant as specified in its charter)

          Delaware						                      75-1907070
(State or other jurisdiction of 				(IRS Employer Identification No.)
Incorporation or organization)

 1209 Orange St., Wilmington, Delaware 19801      (940) 325-3301
 -------------------------------------------      --------------
(Address of principal executive offices)			    (Issuer's telephone number)

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

Transitional Small Business Disclosure Format (check one) :  Yes [   ]No[ X ]
===========================================================================
The following amendment to the Form 10-KSB for the fiscal year ended May 31, 2000 consists of an expanded explanation of the contents of the Intangible Assets Described in Note 8 to the Consolidated Financial Statements.

The amendment does not change any other portion of the Form 10-KSB as originally filed. The entire Consolidated Financial Statements as well as amended Note 8 are included in this amendment for ease of reading.























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



WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
August 2, 2000, except for Note 8
as to which the date is September 13, 2000

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






                                ANTENNA PRODUCTS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2.   BUSINESS SEGMENTS - continued

Following is a summary of segmented information for 2000 (because the refurbishing operations were not acquired until the year ended May 31, 2000, no segment information is presented for the year ended May 31,
1999):

                          				  Antennas   	Refurbishing       Total
                                --------    -------------      ----
	 Revenues from external
  Customers                  	$6,304,222	    $1,557,495      $7,861,707
  Foreign sales	                 981,505	         -            	981,505
  Interest revenue	                   23	         -                	235
  Interest expense	              225,402	        57,169        	282,571
  Depreciation and
   amortization	                 287,045        	55,108        	342,153
  Income tax provision
  (benefit)	                       7,128	(       21,946) (       14,818)
  Segment profit (loss)         	159,236  	(     64,546)         94,690
  Segment assets	              7,248,316       2,409,689      9,658,005
  Expenditures for segment
  assets	                        148,450	      2,042,165 	    2,555,208

RECONCILIATIONS:
	REVENUES
		Total revenues for reportable segments			                   7,861,707
		Other revenue			                                                -
    	                                                       ------------
		Total consolidated revenues			                             $7,861,707
                                                            ============

	PROFIT OR LOSS
		Total profit for reportable segments			                  $     94,690
		Other loss                                           			(     194,477)
                                                          --------------
		Loss before income taxes		                             	($     99,787)
                                                          ==============
	ASSETS
		Total assets for reportable segments			                    $9,658,005
		Other assets		                                          	     104,249
                                                          --------------
		Consolidated total                                      			$9,762,254
                                                         ===============
Adjustments to reconcile total segment to total consolidated profit (loss)
before taxes and total assets is attributable to corporate headquarters, which is not included in segment information.  Corporate headquarters'
activity is recorded on Antenna Products, Inc. and consists primarily of non-allocated general and administrative overhead costs and cash in bank.





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

NOTE 4.   REFURBISHING CONTRACTS RECEIVABLE

    Included in accounts receivable at May 31, 2000, are refurbishing contracts receivable of $50,599, which consists entirely of completed contracts.

NOTE 5.   REFURBISHING CONTRACTS IN PROGRESS

    Information with respect to refurbishing contracts in progress at May 31, 2000 follows:

      Cost incurred on contracts in progress						$   754,663
      Estimated earnings thereon							               282,586
                                                  ------------
                                                    1,037,249
      Less billings applicable thereto	 	        (  1,064,777)
                                                  ------------
                                                ($     27,528)
                                                 =============
    These amounts are included in the accompanying balance sheet under the following captions:

Costs and estimated earnings in excess
	of billings on contracts in progress	            $   293,161
 Billings in excess of costs and estimated
	earnings on contracts in progress             	(     320,689)
                                                --------------
                                              		($     27,528)
                                                ==============
NOTE 6.   INVENTORIES

 The major components of inventories are as follows:
                                           		     2000    	     1999
                                                  ----          ----

    Raw materials                           	$   399,796 	$   646,355
    Work in process	                           1,730,276   	1,523,201
    Finished goods	                              696,286	     468,616
                                             -----------  -----------
                                            		$2,826,358  	$2,638,172
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

                               ANTENNA PRODUCTS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.   PROPERTY AND EQUIPMENT

  The following is a summary of the Company's property and equipment:

                           	Estimated
                     	      Useful Life	     2000     	     1999
                                             ----           ----
   Land                              		$   375,136    	$   375,136
   Buildings and improvements	15-30 years	 1,873,217	    1,873,216
   Machinery and equipment	   10 year      3,226,999	    2,934,342
   Automobiles and trucks	     3 years	      151,217       	97,328
   Office furniture and
   fixtures                  	10 years	      586,788       586,788
                                         ___________    __________
                                         		6,213,357  	  5,866,810

   Less accumulated depreciation          	3,777,733  	  3,479,892
                                         ___________   _________

   Net property and equipment           		$2,435,624   	$2,386,918
                                          __________  __________

NOTE 8.   INTANGIBLE ASSETS

  Included in intangible assets at May 31, 2000 is the following:

   Goodwill(Upholstery Shop)                         	   $  547,069
   Drawing, wiring diagrams, test procedures,
     productions records, etc. (Upholstery Shop)          1,222,000
   Non-compete Agreement (Upholstery Shop)                   75,000
     Patents, copyrights and other
     intellectual property(Phazar Antenna)            	     364,593
									                                                ----------

                                                         	2,208,662
   Accumulated amortization	                         (       44,313)
                                                     ---------------
                                                        	$2,164,349
                                                     ===============

   Goodwill is being amortized on the straight-line basis over a fifteen year period. Drawings, wiring diagrams, test procedures, production records, etc. are being amortized on the straight-line basis over a ten year period. Patents, copyrights and other intellectual property and the non-compete agreement are being amortized on the straight-line basis over a five year period.

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
              _________
            	$3,362,975




                            ANTENNA PRODUCTS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11.   INCOME TAXES

  Components of the income tax provision (benefit) are as follows:

	                                              2000     	     1999
                                               ----           ----
  Income taxes (benefit) at statutory
  rate	on income before income taxes   	 ($     33,928)	$   121,982
  Non-deductible expenses and other	            19,110	       2,419
                                         ______________ ___________

  Total provision                       	($     14,818)	$   124,401
                                         ______________ ___________

            Deferred portion (benefit)
            of provision	                ($     14,818)	$   145,022
            Current portion (benefit)	           -      (    20,621)
                                         _____________  ____________
Total provision (benefit)	               ($     14,818)	$   124,401

  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                   				     2000     	     1999
                                            ----           ----
  Deferred tax assets:
  Accounts receivable due to
  allowance for doubtful
  accounts                          		$       2,387	$       2,387

  Inventories, due to estimated
  losses on contracts	                       17,000       	17,000

  Inventories, due to additional costs
  inventoried for tax purposes pursuant
  to the Tax Reform Act of 1966                -   	       10,367

  Accrued expenses, due to warranty accrual	 25,500	       17,000

  Accrued expenses, due to vacation accrual	 20,780	       19,126

  Net operating loss carryforward	            3,861	           -
                                           __________     _________
 	Total deferred tax assets	                 69,528	        65,880

  Deferred tax liabilities:
  Intangible assets, due to difference in $      44	        $   -
  amortization
  Property and equipment, principally due to
  difference in depreciation         	(     287,782)	(     328,169)
                                         ___________     ___________

	Net deferred tax liability	           ($   287,338)	($   328,169)








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

DATE:  September 14, 2000





                                          Antenna Products, Inc.


                                           signature on file
                                       BY:_________________________

                                          Gary W. Havener
                                          Principal Executive Officer
                                          and Director








2


12




21212121212f