Form 10QSB
period 2000-08-31
ANTENNA PRODUCTS INC
filed 2000-10-10
CIK 724267

U.S. Securities and Exchange Commission
                           Washington D.C.  20549

                              Form 10-QSB

(Mark One)
[  X  ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
            For the quarterly period ended August 31, 2000
                                           ---------------
 [      ] 	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
	          For the transition period from ______________ to _______________
	           Commission file number 0-12866
                                   -------
                               ANTENNA PRODUCTS, INC.
----------------------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)

                   Delaware 		        				          75-1907070
	---------------------------------------	     	--------------------
(State or other jurisdiction of incorporation (IRS EMPLOYER Identification No.)
or organization)

                  1209 Orange St., Wilmington, Delaware 19801
                  --------------------------------------------
                    (Address of principal executive offices)

                                (940) 325-3301
                                --------------
                         (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes (X)  	No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,135,728 as of September 30, 2000.


                 ANTENNA PRODUCTS, INC. AND SUBSIDIARIES
                          INDEX TO FORM 10-QSB


                                                    											PAGE
PART 1		FINANCIAL INFORMATION						                            NUMBER

   Item 1.		Financial Statements for Antenna Products, Inc.
            and Subsidiaries (unaudited)

        			Consolidated Balance Sheets -                    					  2
			        August 31, 2000 and May 31, 2000

        			Consolidated Statements of Income -		              			  4
        			Three Months Ended August 31, 2000 and August 31, 1999

        			Consolidated Statements of Cash Flows -	          				  5
        			Three Months Ended August 31, 2000 and August 31, 1999

        			Notes to Consolidated Financial Statements					         6

   Item 2.	Management's Discussion and Analysis of					            10
        			Financial Condition and Results of Operation

PART II		OTHER INFORMATION						                                   11



SIGNATURE


                   ANTENNA PRODUCTS, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                      August 31, 2000 and May 31, 2000

                                   ASSETS


                          August 31, 2000                     May 31, 2000
                            (Unaudited)                         (Audited)
                          ---------------                     ------------

CURRENT ASSETS:
   Cash and cash equivalents      $187,744                         $337,348
   Accounts receivable:
   Trade, net of allowances for doubtful accounts
      of $7,021 each year        1,413,151                        1,342,733
   United States Government        154,444                          207,281
   Inventories                   2,664,453                        2,826,358
   Costs and estimated earnings
    in excess of billings on
    refurbishing contracts in progress
                                   769,149                          293,161

   Prepaid expenses and other
   assets                           84,151                           55,872
   Income taxes receivable          10,874                           30,000
   Deferred income taxes            69,528                           69,528
                                 ---------                        ---------

        Total current assets     5,353,494                        5,162,281

   Property and equipment, net   2,333,966                        2,435,624
   Intangible Assets               525,794                          534,912
   Identifiable Intangible       1,581,560                        1,629,457
    Assets                       ---------                        ---------
                                $9,794,814                       $9,762,254
                                ==========                       ==========


The notes to Consolidated Financial Statements are an integral part of these statements.

                      LIABILITIES AND SHAREHOLDER'S EQUITY


CURRENT LIABILITIES:





   Notes payable                    $813,771                     $1,365,000
   Current portion of long-term debt 234,372                        238,588
   Accounts payable                  645,106                        468,586
   Accrued expenses                  542,505                        382,390

   Billings in excess of costs and estimated
      earnings on refurbishing contracts in
      progress                       586,358                        320,689
                                  ----------                     ----------
   Total current liabilities       2,822,112                      2,775,253

 Long-term debt                    2,272,963                      2,324,387
 Note payable to shareholder         800,000                        800,000
 Deferred income taxes               287,338                        287,338
                                   ---------                      ---------

 Total long-term liabilities       3,360,301                      3,411,725

 Total liabilities                 6,182,413                      6,186,978


COMMITMENTS AND CONTINGENCIES          -                           -

MINORITY INTEREST IN SUBSIDIARY
SHAREHOLDER'S EQUITY                   -                           -

   Common stock, $.01 par, 8,000,000 shares
      authorized, 2,135,728 shares issued and out-
      standing each year              21,358                        21,358
   Additional paid-in capital      2,678,766                     2,678,766
   Retained earnings                 912,277                       875,152
                                   ---------                    ----------

      Total shareholder's equity   3,612,401                     3,575,276
                                   ---------                     ---------

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                         $   9,794,814                 $   9,762,254
                               =============                 =============



The Notes to Consolidated Financial Statements are an integral part of these statements.



                 ANTENNA PRODUCTS, INC.  AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

              For the Quarters ended August 31, 2000 and 1999

                               (Unaudited)

                                             2000                1999
                                             ----                ----
Sales and contract revenues             4,000,233           1,485,387
Cost of sales and contracts             3,177,631           1,037,621
                                        ---------           ---------
     Gross profit                         822,602             447,766

Sales and administration expenses         658,817             396,949
                                       ----------          ----------
    Operating Profit                      163,785              50,817
                                       ----------          ----------
Other income (expense):
  Interest expense                      (113,943)            (58,794)
  Interest income                               7                  25
  Other
                                            6,404               5,388
                                       ----------         -----------

        Total other income (expense)    (107,532)             (53,381)
                                       ----------         ------------

      Income (loss) from operations before
         income taxes and minority
         interest                         56,253              (2,564)


      Income tax provision (benefit)      19,126                    -
                                          ------             --------
                Income (loss) before
                 minority interest
                                          37,127               (2,564)

                Minority interest in
                  subsidiary's loss            -                     -
                                         --------             ---------
        Net income (loss)                $ 37,127             $ (2,564)
                                         ========             =========

        Earnings (loss) per common share $    .02             $  (0.00)
                                         ========             =========













The Notes to Consolidated Financial Statements are an integral part of these statements.


                  ANTENNA PRODUCTS, INC.  AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the Quarters ended August 31, 2000 and 1999

                                (Unaudited)




                                                  2000                  1999
                                                  ----                  ----
Cash flows from operating activities:

Net income (loss)                          $     37,127       $       (2,564)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
    Depreciation and Amortization               158,651                71,761
    Changes in assets and liabilities:
      Accounts receivable                      (17,581)               522,196
      Cost in excess of billings              (475,988)                     -
      Inventory                                161,905                 45,661
      Prepaid expenses                         (28,279)               (25,237)
      Income taxes receivable                   19,126                      -
      Accounts payable and accrued expenses    336,635                 19,804
      Billings in excess of costs              265,669                      -
                                            ----------             ----------

  Net cash provided by operating activities    457,265                631,621
                                            ----------             ----------
Cash flows from investing activities:
  Purchase of property and equipment                 -                      -
                                            ----------             ----------
Net cash used in investing activities                -                      -
                                            ----------             ----------

Cash flows from financing activities:
  Net borrowings (payments) under bank line
   of credit                                  (551,229)             (795,000)
  Purchase of treasury stock                         -                     -
  Principal payments on long term debt         (55,640)              (10,336)
                                           ------------           -----------

Net cash provided (used) by financing
  activities                                  (606,869)             (805,336)
                                           ------------           -----------

  Net increase (decrease) in cash and cash
   equivalents                                (149,604)             (173,715)
  Cash and cash equivalents at beginning
   of period                                   337,348               270,175
                                           ------------           -----------
  Cash and cash equivalents at end of
   period                                     $187,744               $96,460
                                           ============           ==========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest (none capitalized)               $113,943               $58,794
    Income taxes                                     -                     -














The Notes to Consolidated Financial Statements are an integral part of these statements.


                   ANTENNA PRODUCTS, INC.  AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1		STATEMENT OF INFORMATION FURNISHED

  The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 31, 2000, the results of operations for the three months ending August 31, 2000 and 1999, and the cash flows for the three months ended August 31, 2000 and 1999. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's audited financial statements for its fiscal year ended May 31, 2000.

NOTE 2		BUSINESS

  General

  Antenna Products, Inc. operates as a holding company with Antenna Products Corporation, API Acquisition Corp. (dba "The Upholstery Shop"), Phazar Antenna Corp. and Thirco, Inc. as its current subsidiaries. Antenna
  Products Corporation, API Acquisition Corp. and Phazar Antenna Corp. are are operating subsidiaries. Thirco, Inc.serves as an equipment leasing company to Antenna Products, Inc.'s operating units. Antenna Products, Inc. has no other business activity. Antenna Products, Inc.'s address is 1209 Orange Street, Wilmington, Delaware 19801. Telephone number, (940) 325-3301.

  Product information is available from the Internet web page at:
  //www.antennaproducts.com and at: //www.phazar.com.

  Antenna Products Corporation

	 Antenna Products Corporation was incorporated in Texas in 1984 and operated as a closely held "C" corporation until January 24,1992.  Thereafter,
  Antenna Products Corporation has operated as a wholly owned subsidiary of Antenna Products, Inc.  Antenna Products Corporation's address is 101 S.E. 25th Avenue, Mineral Wells, Texas 76067.  The telephone number is (940) 325-3301.

  Antenna Products Corporation designs, manufactures and markets standard and custom antennas, guyed and self supported towers, monopoles, support structures, masts and communication accessories worldwide.
  Customers include the U.S. Government, both military and civil agencies, U.S. Government prime contractors and commercial clients. Examples of Antenna Products Corporation's U.S. Government supplied products include ground to air collinear antennas, instrument landing antennas and towers, fixed system multi-port antenna arrays, tactical quick erect antennas and masts, shipboard antenna tilting devices, transport pallets, surveillance antennas, antenna rotators, positioners and controls, and high power broadcast baluns. Examples of the company's commercial products include panel, sector, omnidirectional and closed loop telecommunications antennas, automatic meter reading (AMR), cellular, paging and yagi antennas, guyed towers, self supported towers and monopoles.

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

 	Antenna Products Corporation is one of many suppliers of antennas and related manufacturing services to the government and government prime contractors.
  Antenna Products Corporation competes on the basis of cost defined contract specifications prevalent within this market, Antenna Products Corporation competes primarily on the basis of its ability to provide state-
  of-the-art solutions in the technologically demanding market place while maintaining its competitive pricing.

 	Antenna Products Corporation is primarily a build to order company and most manufacturing requirements are established on a contract basis.  For this reason, the majority of the inventory is work in process.  Less than 22% of total inventory, approximately $583,411 is currently maintained in stock for delivery to customers.  Some raw materials are also inventoried to support customer delivery schedules.  Antenna Products Corporation performs work for the United States Government primarily under fixed price prime contracts and subcontracts.  Under fixed price contracts, Antenna Products Corporation realizes any benefit or detriment occasioned by lower or higher costs of performance.

  On May 1, 2000, Antenna Products Corporation purchased the complete product line of commercial telecommunications antennas known as the PhazarTM product line from BAE SYSTEMS AEROSPACE INC. Advanced Systems. The tangible assets purchased consisted of the inventory, tooling, fixtures, radome molds, test equipment, and demonstration equipment. The intangible assets purchased included the patents, copyrights, trademarks, engineering data, manufacturing drawings, manufacturing method sheets, test procedures, quality program plans, vendor lists, customer lists, product data sheets, ChameleonTM, and pattern information. No real property was included in the sale.

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

  API Acquisition Corp. (dba "The Upholstery Shop")

  API Acquisition Corp. is an 80% owned subsidiary of Antenna Products, Inc. It was formed on January 24, 2000 as a Texas corporation. API Acquisition Corp. purchased the assets and business of The Upholstery Shop, Inc. on January 27, 2000. The assets purchased included the machinery and equipment. No land or buildings were included as part of this acquisition. The acquisition was recorded as a purchase transaction and the operations of the Upholstery Shop have been included in the financials from the date of acquisition. API Acquisition Corp. currently does business as The Upholstery Shop at a leased facility at 326 N. Highway 377, Roanoke, Texas 76262.The telephone number is (817)430-2306.

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

  Phazar Antenna Corp.

  Phazar Antenna Corp. is a wholly owned subsidiary of Antenna Products, Inc. It was formed as a Delaware Corporation and activated on June 1, 2000.
  Phazar Antenna Corp. operates as a marketing, research and development unit. Phazar Antenna Corp. personnel are applying the engineering designs, data and patents purchased from BAE SYSTEMS Advanced Systems to continue the development of new products to compliment the existing PhazarTM Product
  Line. Phazar Antenna Corp. currently leases space at 5 Cuba Hill Road, Greenlawn, New York 11740. The telephone number is (631) 262-8881.

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

  Backlog

  The backlog of orders at Antenna Products Corporation was $3.6 million on August 31, 2000. This compares to $3.9 million in backlog at the end of fiscal year 2000. Over 90% of this backlog will be delivered in the balance of the 2001 fiscal year.

  The backlog of orders at API Acquisition Corp was $1.8 million on August 31, 2000. All of the $1.8 million in backlog will be delivered in the 2001 fiscal year.

  Phazar Antenna Corp. orders at Antenna Products Corporation are normally shipped within 2 weeks, hence Phazar Antenna Corp.'s backlog of orders was negligible on August 31, 2000.

NOTE 3		INVENTORIES

  The major components of inventories are as follows:

                             							August 31, 2000 	  	May 31, 2000
                                    ---------------     -------------
   	Raw materials	                				$     452,799      		    399,796
	   Work in process			                    1,628,243          1,730,276
    Finished Goods                          583,411            696,286
                                       ---------------    -------------
                                					 $   2,664,453 	     $  2,826,358
                                       ===============    ==============

NOTE 4		NOTES PAYABLE

  At August 31, 2000 and May 31, 2000 notes payable consist of a revolving note payable to a bank, with a maximum amount not to exceed the lesser of 3,000,000, or a calculated borrowing base determined by a formula based upon the amount of certain qualified receivable and inventories as defined in the loan agreement.

  Interest is payable monthly at the prime rate (9.5% for both periods at August 31, 2000 and and May 31, 2000) plus 1% until September 30, 2000, when any unpaid principal and interest shall be due. Borrowings under the revolving note payable are collateralized by accounts receivable and inventories as defined in the loan agreement. At August 31, 2000, available borrowings under this credit facility were limited to the borrowing base amount of $2,466,904. Borrowings are guaranteed by a principal shareholder and under the agreement, the Company must maintain a minimum net worth of $1,500,000 and working capital of $1,000,000.

  At August 31, 2000 and May 31, 2000, note payable to shareholder consists of a subordinated note to a principal shareholder of the Company. In the initial years, only interest at the prime rate (9.5% for both periods at August 31, 2000 and May 31, 2000) is payable, with monthly principal payments scheduled to begin in June 2002 and maturing in May 2007.

NOTE 5		LONG TERM DEBT

  At August 31, 2000 and May 31, 2000, long-term debt consists of the following:

                                             	August 31, 2000    May 31,2000
                                              ---------------    -----------
	 Mortgage note to a bank, guaranteed 80% by a U.S.
	 Government agency, payable $10,050 per month,
  including interest at the prime rate
  (9.5% for both periods at August 31, 2000
  and May 31, 2000) plus 1/2%; collateralized by
  certain real estate, fixtures and assignment of
  life insurance policy with a	principal shareholder
  and the Company is required to maintain certain
  covenants including $1,000,000 in working capital
  and a ratio of maximum debt to net worth of
  seven to one.		                               $  843,123		$     853,586



  	Note payable to a bank, payable in installments
   of $28,724 per month until maturity date of
   January 26, 2007, when	remaining balance is due,
   including interest at the prime rate	(9.50% for
   both periods at August 31, 2000 and May 31, 2000)
   plus 1% secured by property and
  	equipment.  The note is also guaranteed by a
   principal shareholder.							                  1,650,498       1,691,458
				                                           ____________      ____________


	  Loan to credit institution, due
   February 11, 2004, payable in monthly
   installments of $495, including interest
   at 10.75%, secured	by a utility vehicle.					     13,714	        17,931
                                               -------------    ------------

  	Less current portion of long-term debt		         234,372         248,588

                                  									   $   2,272,963  	 $  2,248,588
				                                          =============     ===========




                   ANTENNA PRODUCTS, INC. AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OPERATION AND FINANCIAL CONDITION

The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition and operating results for the period included in the accompanying financial statements.

Results of Operations

First Quarter Ended August 31, 2000 Compared to First Quarter Ended August 31, 1999

Antenna Products, Inc. consolidated sales from operations were $4,000,233 for the quarter ended August 31, 2000 compared to sales of $1,485,387 for the first quarter ended August 31, 1999. Antenna Products, Inc. recorded a net profit of $37,127 for the first quarter of fiscal year 2001 compared to a net loss of $2,564 for the first quarter of fiscal year 2000.

The gross profit margin for the first quarter was 21% compared to 30% for the first quarter of last year. Antenna Products, Inc.'s operating margin for the first quarter of fiscal year 2001 was 4% compared to 3% in the first quarter of fiscal year 2000.

Sales and administrative expenses were higher in the first quarter of fiscal year 2001, $658,817 versus $396,949 in the first quarter of fiscal year 2000. Sales and administrative expenses as a ratio to sales were 16% in the first quarter of this year compared to 27% in the same period last year.

Interest expense in the first quarter of fiscal year 2001 was $113,943 versus $58,794 in the same time period of fiscal year 2000.

Antenna Products, Inc.'s backlog totaled $5.4 million on August 31, 2000.
This included $3.6 million at Antenna Products Corporation and $1.8 million at API Acquisition Corp. Antenna Products, Inc.'s backlog totaled $3.9 million on August 31, 1999.

Liquidity and Capital Resources

Antenna Products, Inc.'s current assets total $5,353,494 as of August 31, 2000 with $4,232,048 in inventory and accounts receivable. Receivables are $1,567,595 at quarter ending August 31, 2000 compared to $1,550,014 at fiscal 2000 year-end. Net inventories have decreased slightly from $2,826,358 at May 31, 2000 to $2,664,453. Cash accounts have decreased
$149,604 from May 31, 2000. Current liabilities of the Company increased $46,859 from fiscal year end due to the increase in accounts payable and accrued expenses.

Management believes that cash flows from operations of the operating subsidiaries and current cash balances, together with available lines of credit, will be sufficient to fund operations and expenses for the near and mid term future. The Company at August 31, 2000 had $1,656,904 remaining in loan availability against its revolving credit lines. On September 30, 2000, Antenna Products renewed its annual working credit line of $3.0 million with loan advances subject to a borrowing base formula applied to inventory and receivable balances.





















                      ANTENNA PRODUCTS, INC.  AND SUBSIDIARIES
                           PART II-OTHER INFORMATION



Item 6.

        (b) Reports on Form 8-K

On June 6, 2000 the registrant filed a form 8-K for the purpose of disclosing the resignation of William Poulin and the election of Gary W. HAvener, the principal shareholder, as President and CEO of Antenna Products, Inc.




                                  SIGNATURE
                                  ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           Antenna Products, Inc.


                                                   s/o/f
                                           ----------------------
Date:  October 10, 2000
                                    							Clark D. Wraight, Vice President
                                    							and Principal Financial Officer





















8

5