Form 10QSB
period 2000-11-30
ANTENNA PRODUCTS INC
filed 2001-01-12
CIK 724267

U.S. Securities and Exchange Commission
                            Washington D.C.  20549

                                  Form 10-QSB

(Mark One)
[  X  ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
        For the quarterly period ended November 30, 2000

[      ] 	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         	For the transition period from ______________ to _______________
       	  Commission file number 0-12866

                            ANTENNA PRODUCTS, INC.
__________________________________________________________________________
    (Exact name of small business issuer as specified in its charter)

                 Delaware				                              	75-1907070
______________________________________              ______________________
(State or other jurisdiction of incorporation(IRS Employer Identification No.)
or organization)

                   1209 Orange St., Wilmington, Delaware 19801
                   ___________________________________________
                    (Address of principal executive offices)

                                  (940) 325-3301
                                 ________________
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes (X)  	No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,166,928 as of November 30, 2000.


                 ANTENNA PRODUCTS, INC. AND SUBSIDIARIES

                             INDEX TO FORM 10-QSB


                                                 											PAGE
PART 1		FINANCIAL INFORMATION					                        	NUMBER

   Item 1.		Financial Statements for Antenna Products, Inc. and
            Subsidiaries (unaudited)

  	       		Consolidated Balance Sheets -					                2
         			November 30, 2000 and May 31, 2000

         			Consolidated Statements of Operations				        	4
         			Three Months Ended November 30, 2000 and 1999
         			Six Months Ended November 30, 2000 and 1999

         			Consolidated Statements of Cash Flows -				      	5
         			Six Months Ended November 30, 2000 and 1999

         			Notes to Consolidated Financial Statements			   		6

   Item 2.		Management's Discussion and Analysis of				       10
          		Results of Operation and Financial Condition

PART II		OTHER INFORMATION					                               11

SIGNATURE


                ANTENNA PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS

                  November 30, 2000 and May 31, 2000

                                 ASSETS



                         November 30, 2000                 May 31, 2000
                            (Unaudited)                      (Audited)
                         _________________                 _____________
CURRENT ASSETS:
  Cash and cash equivalents        $98,847                     $337,348
  Accounts receivable:

    Trade, net of allowances for
    doubtful accounts
         of $7,021 each
         year                    2,157,363                    1,342,733
     United States Government      110,712                      207,281
  Inventories                    2,336,340                    2,826,358
  Costs and estimated earnings in
   excess of billings on
   refurbishing contracts in
   progress                        314,490                      293,161
  Prepaid expenses and other
  assets                            80,377                       55,872
  Income taxes receivable              -                         30,000
  Deferred income taxes             69,528                       69,528
                              ____________                   __________

      Total current assets       5,167,657                    5,162,281

Property and equipment, net      2,294,608                    2,435,624
Intangible Assets (Goodwill)       516,677                      534,912
Identifiable Intangible Assets   1,589,724                    1,629,437
                             _____________                  ___________
                                 4,401,009                    4,599,973
                             _____________                  ___________

                                $9,568,666                   $9,762,254
                             =============                  ===========






The Notes to Consolidated Financial Statements are an integral part of these statements.
























                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

  Notes payable                                $770,000        $1,365,000
  Current portion of long-term debt             238,867           238,588
  Accounts payable                              531,496           468,586
  Accrued expenses                              568,129           382,390
  Billings in excess of costs and
    estimated earnings on refurbishing
    contracts in progress                       287,922           320,689
  Income taxes payable                           57,959                 -
                                             __________      ____________

    Total current liabilities                 2,454,373         2,775,253

  Long-term debt                              2,218,238         2,324,387
  Note payable to shareholder                   800,000           800,000
  Deferred income taxes                         287,338           287,338
                                            ___________     _____________
   Total long-term liabilities                3,305,576         3,411,725
                                            ___________     _____________
   Total liabilities                          5,759,949         6,186,978

  Commitments and Contingencies                       -                 -

MINORITY INTEREST IN SUBSIDIARY                  13,271                 -

SHAREHOLDERS' EQUITY

  Common stock, $0.01 par, 8,000,000
   shares authorized. 2,166,928 and
   2,135,728 shares issued
   and outstanding respectively                  21,670            21,358
  Additional paid in capital                  2,741,154         2,678,766
  Retained earnings                           1,032,622           875,152
                                            ___________         _________

       Total shareholders' equity             3,795,446         3,575,276
                                            ___________         _________

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY                                       $9,568,666        $9,762,254
                                            ===========        ==========



The notes to Consolidated Financial Statements are an integral part of these statements.


















                   ANTENNA PRODUCTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              For the Quarters ended November 30, 2000 and 1999

                                     Unaudited)

            					           Six Months Ended		         Three Months Ended
					                Nov 30, 2000   Nov 30, 1999    Nov 30, 2000  Nov 30, 1999
                     ____________   ____________    ____________  ____________

Sales and contract
revenues            $7,985,652        $2,818,191      $3,985,419    $1,332,804
Cost of sales and
contracts            6,071,799         2,036,021       2,894,168       998,401
                   ___________        __________      __________    __________

  Gross Profit       1,913,853           782,170       1,091,251       334,403

Sales and
administration
expenses             1,442,100           706,931         783,283       309,981
                     _________          ________       _________      ________

  Operating Profit     471,753            75,239         307,968        24,422
                     _________          ________       _________      ________


Other income (expense):

  Interest expense    (223,195)         (108,262)       (109,251)      (49,468)
  Interest income           82               917              76           892
  Other                 10,060             5,451           3,660            63
                     _________          _________       _________      _______

Total other income
  (expense)           (213,053)         (101,894)       (105,515)      (48,513)
                    __________          __________      _________     _________
  Income (loss) from
    operations before
    income taxes and
    minority interest  258,700           (26,655)         202,453      (24,091)

Income tax provision   (87,959)                -          (68,834)           -
                      ________          ________         ________       ______
Income (loss) before
minority interest      170,741           (26,655)         133,619      (24,091)

Minority interest in
subsidiary's
Income (loss)           13,271                 -           13,271            -

Net income (loss)     $157,470          $(26,655)        $120,348     $(24,091)
                     _________         __________
Earnings (loss)
per common share      $    .07             $(.01)            $.05        $(.01)
                     _________         ___________      _________    __________






The Notes to Consolidated Financial Statements he Notes to Consolidated Financial Statements
   are an integral part of these statements.





                 ANTENNA PRODUCTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

           For the Quarters ended November 30, 2000 and 1999

                              (Unaudited)


                                               Six Months Ended
                                   November 30, 2000      November 30, 1999
                                   _________________      __________________
Cash flows from operating
activities:

Net income (loss)                           $157,470              $(26,655)
  Adjustments to reconcile net
income (loss) to net
cash provided by operating
activities:

    Stock issued for compensation              2,700                     -

    Depreciation and Amortization            333,472               143,522
    Minority interest in net income           13,271                     -
    Changes in assets and
    liabilities:

      Accounts receivable                   (718,061)               416,035
      Cost in excess of billings             (21,329)                     -
      Inventory                              490,018                 (4,190)
      Prepaid expenses                       (24,505)               (22,752)
      Income taxes receivable                 87,959                 126,551
      Accounts payable and accrued
      expenses                               248,649                  78,995
      Billings in excess of costs            (32,767)                      -
                                           __________               ________
    Net cash provided by operating
    activities                               536,877                 711,506

Cash flows from investing
activities:

    Purchase of property and
    equipment                               (15,300)                        -
    Proceeds from sale of equipment          12,792                         -
                                            ________                 ________

Net cash used in investing
activities                                   (2,508)                        -
                                           _________                 ________

Cash flows from financing
activities:

  Net payments under bank line of
  credit                                   (667,000)                 (745,000)
  Principal payments on long term
  debt                                     (105,870)                  (20,473)
                                         __________                  ________
  Sale of common stock                            -                    52,500
                                         __________                  ________

Net cash used by financing
activities                                 (772,870)                (712,973)
                                         __________                 ________

  Net decrease in cash and cash
  equivalents                              (238,501)                  (1,467)
  Cash and cash equivalents at
  beginning of period                       337,348                  270,175
                                         __________                _________
  Cash and cash equivalents at end
  of period                                 $98,847                 $268,708
                                         ==========                =========


Supplemental disclosure of cash flow
information:
  Cash paid during the period for:
    Interest (none capitalized)            $223,195                 $108,262
    Income taxes                                  -                        -


Non cash investing and financing information:
  Notes issued for equipment and
  intangible assets                       $ 72,000
  Stock issued for non-compete agreement    60,000


The Notes to Consolidated Financial Statements are an integral part of these statements.


                 ANTENNA PRODUCTS, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                (Unaudited)

NOTE 1           STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 2000, the results of operations for the six months ended and three months ended November 30, 2000 and 1999, and the cash flows for the six months ended November 30, 2000 and 1999. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's audited financial statements for its fiscal year ended May 31, 2000.

NOTE 2           BUSINESS

General
Antenna Products, Inc. operates as a "Holding" company with Antenna Products Corporation, API Acquisition Corp. (dba "The Upholstery Shop"), Phazar Antenna Corp. and Thirco, Inc. as its current subsidiaries. Antenna Products Corporation, API Acquisition Corp. and Phazar Antenna Corp. are operating subsidiaries. Thirco, Inc. serves as an equipment leasing company to Antenna Products, Inc.'s operating units. Antenna Products, Inc. has no other business activity. Antenna Products, Inc.'s address is 1209 Orange Street, Wilmington, Delaware 19801. The telephone number is
(940) 325-3301.

Product information is available from the Internet web page at:
//www.antennaproducts.com and at:  //www.phazar.com.

Antenna Products Corporation

Antenna Products Corporation was incorporated in Texas in 1984 and operated as a closely held "C" corporation until January 24, 1992. Thereafter, Antenna Products Corporation has operated as a wholly owned subsidiary of Antenna Products, Inc. Antenna Products Corporation's address is 101 S.E. 25th Avenue, Mineral Wells, Texas 76067. The telephone number is (940) 325-3301.

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

Antenna Products Corporation's customer base is primarily government and government prime contractor focused, but this is slowly changing as Antenna Products Corporation continues to develop and market new commercial products. Antenna Products Corporation's market is international in scope. Antenna Products Corporation currently focuses on developing domestic markets and has a limited amount of foreign sales. The specialized need of Antenna Products Corporation's customers and the technology required to meet those needs change constantly. Accordingly, Antenna Products Corporation stresses its engineering, installation, service and other support capabilities. Antenna Products Corporation uses its own sales and engineering staff to service its principal markets.

Antenna Products Corporation is one of many suppliers of antennas and related manufacturing services to the government and government prime contractors. Antenna Products Corporation competes on the basis of cost defined contract specifications prevalent within this market. Antenna Products Corporation competes primarily on the basis of its ability to provide state-of-the-art solutions in the technologically demanding market place while maintaining its competitive pricing.

Antenna Products Corporation is primarily a build to order company and most manufacturing requirements are established on a contract basis. For this reason, the majority of the inventory is work in process. Less than 22% of total inventory, approximately $563,962 is currently maintained in stock for delivery to customers. Some raw materials are also inventoried to support customer delivery schedules. Antenna Products Corporation performs work for the United States Government primarily under fixed price prime contracts and subcontracts. Under fixed price contracts, Antenna Products Corporation realizes any benefit or detriment occasioned by lower or higher costs of performance.

On May 1, 2000, Antenna Products Corporation purchased the complete product line of commercial telecommunications antennas known as the PhazarTM product line from BAE SYSYTEMS AEROSPACE INC., Advanced Systems. The tangible assets purchased consisted of the inventory, tooling, fixtures, radome molds, test equipment, and demonstration equipment. The intangible assets purchased included the patents, copyrights, trademarks, engineering data, manufacturing drawings, manufacturing method sheets, test procedures, quality program plans, vendor lists, customer lists, product data sheets, Chameleon?, and pattern information. No real property was included in the purchase.

The product line purchased consists of eighteen models of planar single beam (PSB) cellular antennas, two models of intelligent antenna systems
(IAS), fifteen U.S. Patents, one pending U.S. Patent Application, and multiple corresponding Foreign Patents and pending Patent Applications. A camouflaging system for environmental concealment of the antennas called Chameleon?, was also included in the sale. This product line compliments Antenna Products Corporation's existing commercial antenna product lines and is currently being produced at the plant in Mineral Wells, Texas.

API Acquisition Corp. (dba "The Upholstery Shop")

API Acquisition Corp. is an 80% owned subsidiary of Antenna Products, Inc. It was formed on January 24, 2000 as a Texas corporation. API Acquisition Corp. purchased the assets and business of The Upholstery Shop, Inc. on January 27, 2000. The assets purchased included the machinery and equipment. No land or buildings were included as part of this acquisition. The acquisition was recorded as a purchase transaction and the operations of The Upholstery Shop have been included in the financials from the date of acquisition. API Acquisition Corp. currently does business as The Upholstery Shop at a leased facility at 326 N. Highway 377, Roanoke, Texas 76262, The telephone number is (817) 430-2306.

The Upholstery Shop provides complete refurbishment for a full range of corporate and executive aircraft interiors. The range and scope of these services include design and fabrication of seats, side panels, headliners, galleys and cabinets, as well as the design and installation of custom lighting, entertainment systems and cabin management systems.

The Upholstery Shop removes existing interiors of aircraft and installs new interiors designed to customer specifications and coordinates the refurbishment of exteriors for customers when required. The Upholstery Shop provides this service on virtually all executive and corporate class aircraft, including, but not limited to: Lear, Cessna, Gulfstream, Galaxy, Dassault, and Bombardier. The refurbishments are diverse with the lower range being a minor upgrading of Lear 25s to total interior upgrading of the larger aircraft of the Gulfstream and Falcon family.

Phazar Antenna Corp.

Phazar Antenna Corp. is a wholly owned subsidiary of Antenna Products, Inc. It was formed as a Delaware Corporation and activated on June 1, 2000. Phazar Antenna Corp. operates as a marketing, research and development unit. Phazar Antenna Corp. personnel are applying the engineering designs, data and patents purchased from BAE SYSTEMS Advanced Systems to continue the development of new products to compliment the existing Phazar? Product Line. Phazar Antenna Corp. currently leases space at 5 Cuba Hill Road, Greenlawn, New York 11740. The telephone number is (631) 262-8881.

On November 20, 2000, Phazar Antenna Corp. purchased the non-mobile wireless antenna systems business unit of Hirschmann Electronics, Inc. The tangible assets purchased consisted of the tooling, fixtures, radome molds, test equipment, and office equipment. The intangible assets purchased included the engineering data, manufacturing drawings, test procedures, vendor lists, customer lists, product data sheets, and pattern information. No real property was included in the purchase. The acquisition was recorded as a purchase transaction and the operations of Hirschmann have been included in the consolidated financials from the date of acquisition. Key technical and marketing personnel from the Hirschmann business unit also joined Phazar Antenna Corp.

The wireless antenna systems business purchased from Hirschmann provides a complete line of fixed and mobile antennas for ISM (instrument scientific medical), wireless Internet, wireless LAN, wireless local loop, fixed GPS, MMDS (fixed wireless) and embedded Bluetooth market applications. This product line complements the Company's existing product lines of cellular, PCS, paging, ISM and AMR (automatic meter reading) omni-directional and panel wireless antennas and is currently being produced at the plant in Mineral Wells, Texas.


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

Backlog

The backlog of orders at Antenna Products Corporation was $2.8 million on November 30, 2000. This compares to $3.9 million in backlog at the end of fiscal year 2000. Over 90% of this backlog will be delivered in the balance of the 2001 fiscal year.

The backlog of orders at API Acquisition Corp was $1.3 million on November 30, 2000. This compares to $2.9 million in backlog at the end of fiscal year 2000. All of the $1.3 million in backlog will be delivered in the 2001 fiscal year.

Phazar Antenna Corp. orders are normally shipped within 2 weeks, hence Phazar Antenna Corp. backlog of orders was negligible on November 30, 2000.

NOTE 3		INVENTORIES

The major components of inventories are as follows:

                                 							November 30, 2000	    May 31, 2000
                                        _________________     _____________

   	Raw materials		                 	 		$    451,127		        $    399,796
   	Work in process					                   1,321,251       		    1,730,276
   	Finished goods 					                     563,962		             696,286
                                       _____________          ____________

                                 							$  2,336,340        		$  2,826,358
NOTE 4		NOTES PAYABLE

At November 30, 2000 and November 30, 1999, notes payable consist of a revolving loan payable to a bank, with a maximum loan amount not to exceed the lesser of $3,000,000, or a calculated borrowing base determined by a formula based upon the amount of certain qualified receivable and inventories as defined in the loan agreement.




Interest is payable monthly at the prime rate (9.5% for the period at November 30, 2000 and 8.5% for the period at November 30, 1999) plus 1% until September 30, 2001, when any unpaid principal and interest shall be due. Borrowings under the revolving loan are collateralized by accounts receivable and inventories as defined in the loan agreement. At November 30, 2000, available borrowings under this credit facility were limited to the borrowing base amount of $2,223,279. Borrowings are guaranteed by a principal shareholder and Antenna Products, Inc. must maintain a minimum net worth of $1,500,000 and working capital of not less than $1,000,000.

At November 30, 2000 and November 1999, note payable to shareholder consists of a subordinated note to a principal shareholder of Antenna Products,he prime rate (9.5% for the period at November 30, 2000 and 8.5% for the period at November 30,
1999) is payable, with monthly principal payments scheduled to begin in June 2002, and maturing in May 2007.

NOTE 5		LONG TERM DEBT

	At November 30, 2000 and 1999, long-term debt consists of the following:


                          								November 30, 2000	       November 30,1999
	Mortgage note to a bank,
 guaranteed 80% by a U.S.
	Government	Agency, payable in
 installments of $10,050 per month,
 including interest at the prime
 rate (9.5% for the period at
 November 30, 2000 and	8.5% for the
 period at November 30, 1999) plus 0.5%;
	collateralized by certain real estate,
 fixtures and assignment
	of life insurance policy with a
 principal shareholder.
	Antenna Products Corp. is also required
 to maintain certain
	covenants including $1,000,000
 in working capital and
	a ratio of maximum debt to net
 worth of seven to one.		                   832,977 			            874,962

	Note payable to a bank, payable in installments of $28,724
	per month until maturity date of January 26, 2007, when
	remaining balance is due, including interest at the prime
	rate (9.5% for the period at November 30, 2000) plus 1%
	secured by property and equipment.  The note is also
	guaranteed by a principal
 shareholder.                             1,607,947    		        -


	Loan from a credit institution, due February 11, 2004,
	Payable in monthly installments of $495, including
	Interest at 10.75%, secured by
 a utility vehicle.                         16,181              -


 Less current portion of long-term debt
                                          (238,867) 		             (48,535)


							                                 $2,218,238 	  	          $ 826,427
	                                      ===========              ===========










                        ANTENNA PRODUCTS, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                           OPERATION AND FINANCIAL CONDITION

The following is management's discussion and analysis of certain significant factors which have affected Antenna Products, Inc.'s financial condition and operating results for the period included in the accompanying financial statements.

Results of Operations

Second Quarter Ended November 30, 2000 Compared to Second Quarter Ended November 30, 1999

Antenna Products, Inc. consolidated sales from operations were $3,985,419 for the quarter ended November 30, 2000 compared to sales of $1,332,804 for the second quarter ended November 30, 1999. Antenna Products, Inc. recorded a net profit of $120,348 for the second quarter of fiscal year 2001 compared to a net loss of $24,091 for the second quarter of fiscal year 2001.

The gross profit margin for the second quarter was 27% compared to 25% for the second quarter of last year. Antenna Products, Inc.'s operating margin for the second quarter of fiscal year 2001 was 8% compared to 2% in the second quarter of fiscal year 2000.

Sales and administrative expenses were higher in the second quarter of fiscal year 2001, $783,283 versus $309,981 in the second quarter of fiscal year 2000. Sales and administrative expenses as a percent of sales were 20% in the second quarter of this year compared to 23% in the same period last year.

Interest expense in the second quarter of fiscal year 2001 was $109,251 versus $49,468 in the same time period of fiscal year 2000.

Antenna Products, Inc.'s backlog totaled $4.1 million on November 30, 2000, compared to a backlog of $3.7 million on November 30, 1999.

Six Months Ended November 30, 2000 Compared to Six Months Ended November 30,
1999

Antenna Products, Inc. consolidated sales from operations were $7,985,652 in the first half of fiscal year 2001, compared to $2,818,191 in the first half of fiscal year 2000. Antenna Products, Inc. recorded a net profit of $157,470 for the six month period ending November 30, 2000 compared to a net loss of $26,655 for the six month period ending November 30, 1999. The gross profit margin for the first six months was 24% compared to 28% for the first six months of last year. Sales and administrative expenses as a percent of sales were 18% in the first six months of this year compared to 25% in the same period last year. Antenna Products, Inc.'s operating margin for the first half of fiscal year 2001 was 6% compared to 3% in the first half of fiscal year 2000. In the first six months of this year, warranty costs averaged less than 2% of sales, $30,570 compared to $47,665 in the same period last year. Discretionary products development spending was $107,172, or 1% of sales, compared to $71,036, or 3% of sales for the comparable period last year.

Liquidity and Capital Resources

Antenna Products, Inc.'s current assets total $5,167,657 as of November 30, 2000 with $4,604,415 in inventory and accounts receivable. Receivables are $2,268,075 at the quarter ending November 30, 2000 compared to $1,550,014 at fiscal 2000 year-end. Net inventories have decreased from $2,826,358 at May
31, 2000 to $$2,336,340.   Cash accounts have decreased $238,501 from May 31,
2000. Current liabilities of Antenna Products, Inc. decreased $320,880 from fiscal year end due to the reduction of the revolving line of credit balance in the second quarter.

Management believes that cash flows from operations of the operating subsidiaries and current cash balances, together with available lines of credit, will be sufficient to fund operations and expenses for the near and mid term future. Antenna Products, Inc at November 30, 2000 had $1,453,000 remaining in loan availability under its revolving credit line of $3.0 million that matures September 30, 2001.



ANTENNA PRODUCTS, INC. AND SUBSIDIARIES

PART II-OTHER INFORMATION



No Applicable Items.






SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      Antenna Products, Inc.



                                         s/o/f
Date:  January 12, 2001              _________________________

                              							Clark D. Wraight, Vice President
                              							and Principal Financial Officer










1