Form 10-Q
period 2001-03-28
PHAZAR CORP
filed 2001-04-13
CIK 724267

U.S. Securities and Exchange Commission
Washington D.C.  20549

Form 10-QSB

(Mark One)
[  X  ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2001

[      ] 	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT
	For the transition period from _______to _________
	  Commission file number 0-12866

PHAZAR CORP
(fka ANTENNA PRODUCTS, INC.)

(Exact name of small business issuer as specified in its charter)

          Delaware	                  75-1907070
 _____________________      ________________________________
(State or other            (IRS Employer Identification No.)
 jurisdiction of
 incorporation or
 organization)

101 S.E. 25th Avenue, Mineral Wells, Texas 76067(Address of principal executive offices)

(940) 325-3301
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X)  	No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,168,128 as of March 31, 2001.


PHAZAR CORP AND SUBSIDIARIES

INDEX TO FORM 10-QSB


										  PAGE
PART 1	FINANCIAL INFORMATION				  NUMBER

   Item 1.	Condensed Financial Statement for PHAZAR CORP
               and Subsidiaries (unaudited)

			Consolidated Balance Sheets - 		   2
			February 28, 2001 and May 31, 2000

			Consolidated Statements of Operations-	   4
			Nine Months Ended February 28, 2001 and
               February 29, 2000
			Three Months Ended February 28, 2001 and
               February 29, 2000

			Consolidated Statements of Cash Flows -	   5
			Nine Months Ended February 28, 2001 and
               February 29, 2000

			Notes to Consolidated Financial Statements 6

Item 2.		Management's Discussion and Analysis       10
	Results of Operation and Financial Condition

PART II		OTHER INFORMATION					   11

SIGNATURE


PHAZAR CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

February 28, 2001 and May 31, 2000

ASSETS








February
28, 2001


May 31,
2000


(Unaudited)


(Audited)
CURRENT ASSETS:





  Cash and cash equivalents
$
109,258

$
337,348
  Accounts receivable:





    Trade, net of allowances
    for doubtful accounts





        of $7,021 each year

1,649,221


1,342,733
    United States Government

183,935


207,281
  Inventories

2,427,228


2,826,358
  Costs and estimated earnings
  in excess of billings on





  Refurbishing contracts in
  progress


465,475



293,161
  Prepaid expenses and other
  assets

63,739


55,872
  Income taxes receivable

          -


30,000
  Deferred income taxes

69,528


69,528






      Total current assets

4,968,384


5,162,281






Property and equipment, net

2,252,021


2,435,624
Intangible Assets (Goodwill)


507,558



534,912
Identifiable Intangible Assets


1,539,521



1,629,437


4,299,100


4,599,973


$
9,267,484

$
9,762,254







The Notes to Consolidated Financial Statements are an integral part of these statements.















LIABILITIES AND SHAREHOLDERS' EQUITY








CURRENT LIABILITIES:





  Notes payable
$
450,000

$

1,365,000
  Current portion of long-term
  debt

239,902


238,588
  Accounts payable

703,031


468,586
  Accrued expenses

714,026


382,390
  Billings in excess of costs
  and estimated





  earnings on refurbishing
  contracts in progress


2,097



320,689
  Income taxes payable

6,462


-






    Total current liabilities

2,115,518


2,775,253






Long-term debt

2,160,326


2,324,387
Note payable to shareholder

800,000


800,000
Deferred income taxes

287,338


287,338






   Total long-term liabilities

3,247,664


3,411,725






   Total liabilities

5,363,182


6,186,978






Commitments and Contingencies

-


-






MINORITY INTEREST IN
SUBSIDIARY

9,726


-






SHAREHOLDERS' EQUITY











  Common stock, $0.01 par,
  8,000,000 shares





  authorized. 2,168,128 and
  2,135,728 shares issued





  and outstanding respectively

21,682


21,358
  Additional paid in capital

2,742,570


2,678,766
  Retained earnings

1,130,324


875,152






    Total shareholders'equity

3,894,576


3,575,276






TOTAL LIABILITIES AND
SHAREHOLDERS'





EQUITY
$
9,267,484

$
9,762,254




The notes to Consolidated Financial Statements are an integral part of these statements.







                  PHAZAR CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Quarters ended February 28, 2001 and February 29, 2000

(Unaudited)

                       Nine Months Ended        Three Months Ended
	              Feb 28, 2001 Feb 29, 2000  Feb 28, 2001 Feb 29, 2000









Sales and
contract revenues
$
11,585,120
$
4,376,885
$
3,599,468
$
1,558,694
Cost of sales and
contracts

8,535,310

3,119,805

2,463,511

1,083,784


















    Gross Profit

3,049,810

1,257,080

1,135,957

474,910









Sales and
administration
expenses

2,339,937

1,137,708

897,837

430,777









 Operating Profit

709,873

119,372

238,120

44,133









Other income
(expense):








 Interest expense

(319,381)

(176,916)

(96,186)

(68,654)
 Interest income

325

30

243

(887)
 Other

10,543

8509

483

3059









Total other
income (expense)


(308,513)


(168,377)


(95,460)


(66,482)









Income (loss)from








operations before
income taxes and








minority interest

401,360

(49,005)

142,660

(22,349)









Income tax
provision


(136,462)


-


(48,503)


-









Income (loss)
before minority








interest

264,898

(49,005)

94,157

(22,349)









Minority interest
in subsidiary's








Income

9,726

200

3,545

-









Net income (loss)
$
255,172
$
(48,805)
$
97,702
$
(22,349)









Earnings (loss)
per common share
$
 .12
$
(0.03)
$
 .04
$
(0.01)










The Notes to Consolidated Financial Statements are an integral part of these statements.
PHAZAR CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Quarters ended February 28, 2001 and February 29, 2000
(Unaudited)
 Nine Months Ended
 Feb 28, 2001   Feb 29, 2000
Cash flows from operating activities:




Net income (loss)
$
255,172
$
(48,805)
 Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:




 Stock issued for compensation

4,128

-
 Depreciation and Amortization

455,673

228,866
 Minority interest in income

9,726

          -
 Changes in assets and liabilities:




  Accounts receivable

(283,142)

306,905
  Cost in excess of billings

(172,314)

(75,494)
  Inventory

399,130

(220,174)
  Prepaid expenses

(7,867)

(3,483)
  Income taxes receivable

36,462

126,551
  Accounts payable and accrued
  Expenses


566,081


86,601
  Billings in excess of costs

(318,592)

-





  Net cash provided by
  operating activities


944,457


400,967





Cash flows from investing activities




  Purchase of property and equipment

(22,800)

(175,000)
  Intangibles from acquisition
  of Upholstery Shop


-


(1,844,068)





Net cash used in investing activities

(22,800)

(2,019,068)





Cash flows from financing activities:




 Net payments under bank line of credit

(987,000)


71,337)
 Principal payments on long term debt

(162,747)

     45,718
  Sale of common stock

-

147,500
  Proceeds from long term debt

-

1,750,000





Net cash used by financing activities

(1,149,747)


1,871,881





 Net increase (decrease) in cash and
 cash equivalents


(228,090)


162,344
 Cash and cash equivalents at
 beginning of period


337,348


270,175
 Cash and cash equivalents at end of
 Period

$

109,258

$

432,519





Supplemental disclosure of cash flow
information:




  Cash paid during the period for:




    Interest (none capitalized)
$
319,381
$
176,916
    Income taxes

100,000

      -
Non cash investing and financing
information:




  Notes issued for equipment and
  intangible assets
$
72,000
$
-
  Stock issued for non-compete agreement

60,000

-
	The Notes to Consolidated Financial Statements are an integral part of these statements.

PHAZAR CORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1           STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 28, 2001, the results of operations for the nine months ended and three months ended February 28, 2001 and February 29, 2000 and the cash flows for the nine months ended February 28, 2001 and February 29, 2000. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's audited financial statements for its fiscal year ended May 31, 2000.

NOTE 2           BUSINESS

General

A majority of the shareholders of Antenna Products, Inc. approved changing the corporate name to PHAZAR CORP because there had been a tendency to confuse the Antenna Products, Inc. name with that of its original operating subsidiary, Antenna Products Corp. The name change was effective on the Nasdaq Stock Market as of the open of business on March 12, 2001. The trading symbol remained "ANTP".

At the same time, the name of API Acquisition Corp. dba The Upholstery Shop, Inc.!, another operating subsidiary, was changed to Phazar Aerocorp Inc. The Subsidiary will commence using the name Phazar Aerocorp Inc. when it moves in the fall of this year to its new 85,000 square foot facility currently under construction at Meacham International Airport in Fort worth, Texas

PHAZAR CORP operates as a "Holding" company with Antenna Products Corporation, Phazar Aerocorp Inc. (dba "The Upholstery Shop Inc.!"), Phazar Antenna Corp. and Thirco, Inc. as its current subsidiaries. Antenna Products Corporation, Phazar Aerocorp Inc. and Phazar Antenna Corp. are operating subsidiaries. Thirco, Inc. serves as an equipment leasing company to PHAZAR CORP's operating units. PHAZAR CORP has no other business activity. PHAZAR CORP's address is 101 S.E. 25th Avenue, Mineral Wells, Texas 76067. The telephone number is (940) 325-3301.

Product information is available from the Internet web page at: //www.antennaproducts.com and at: //www.phazar.com.
  Antenna Products Corporation

Antenna Products Corporation was incorporated in Texas in 1984 and operated as a closely held "C" corporation until January 24, 1992. Thereafter, Antenna Products Corporation has operated as a wholly owned subsidiary of PHAZAR CORP. Antenna Products Corporation's address is 101 S.E. 25th Avenue, Mineral Wells, Texas 76067. The telephone number is (940) 325-3301.

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

Antenna Products Corporation is primarily a build to order company and most manufacturing requirements are established on a contract basis. For this reason, the majority of the inventory is work in process. Approximately 21% of total inventory,$515,336 is currently maintained in stock for delivery to customers. Some raw materials are also inventoried to support customer delivery schedules. Antenna Products Corporation performs work for the United States Government primarily under fixed price prime contracts and subcontracts. Under fixed price contracts, Antenna Products Corporation realizes any benefit or detriment occasioned by lower or higher costs of performance.

On May 1, 2000, Antenna Products Corporation purchased the complete product line of commercial telecommunications antennas known as the Phazar ? product line from BAE SYSYTEMS AEROSPACE INC., Advanced Systems. The tangible assets purchased consisted of the inventory, tooling, fixtures, radome molds, test equipment, and demonstration equipment. The intangible assets purchased included the patents, copyrights, trademarks, engineering data, manufacturing drawings, manufacturing method sheets, test procedures, quality program plans, vendor lists, customer lists, product data sheets, Chameleon?, and pattern information. No real property was included in the purchase.

The product line purchased consists of eighteen models of planar single beam (PSB) cellular antennas, two models of intelligent antenna systems (IAS), fifteen U.S. Patents, one pending U.S. Patent Application, and multiple corresponding Foreign Patents and pending Patent Applications. A camouflaging system for environmental concealment of the antennas called Chameleon? was also included in the sale. This product line compliments Antenna Products Corporation's existing commercial antenna product lines and is currently being produced at the plant in Mineral Wells, Texas.

Phazar Aerocorp Inc. (fka API Acquisition Corp.) (dba "The
Upholstery Shop, Inc.!")

Phazar Aerocorp Inc. is an 80% owned subsidiary of PHAZAR CORP. It was formed on January 24, 2000 as a Texas corporation. Phazar Aerocorp Inc. purchased the assets and business of The Upholstery Shop, Inc.! on January 27, 2000. The assets purchased included the machinery and equipment. No land or buildings were included as part of this acquisition. The acquisition was recorded as a purchase transaction and the operations of The Upholstery Shop Inc.! have been included in the financials from the date of acquisition. Phazar Aerocorp Inc. currently does business as The Upholstery Shop, Inc.! at a leased facility at 326 N. Highway 377, Roanoke, Texas 76262, The telephone number is (817) 430-2306.

The Company will commence using the name Phazar Aerocorp Inc.
when it moves in the fall of this year to the new 85,000 square foot facility currently under construction at Meacham
International Airport in Fort Worth, Texas.

The Upholstery Shop Inc.! provides complete refurbishment for a full range of corporate and executive aircraft interiors. The range and scope of these services include design and fabrication of seats, side panels, headliners, galleys and cabinets, as well as the design and installation of custom lighting, entertainment systems and cabin management systems.

The Upholstery Shop, Inc.! removes existing interiors of aircraft and installs new interiors designed to customer specifications and coordinates the refurbishment of exteriors for customers when required. The Upholstery Shop provides this service on virtually all executive and corporate class aircraft, including, but not limited to: Lear, Cessna, Gulfstream, Galaxy, Dassault, and Bombardier. The refurbishments are diverse with the lower range being a minor upgrading of Lear 25s to total interior upgrading of the larger aircraft of the Gulfstream and Falcon family.

Phazar Antenna Corp.

Phazar Antenna Corp. is a wholly owned subsidiary of PHAZAR CORP. It was formed as a Delaware Corporation and activated on June 1, 2000. Phazar Antenna Corp. operates as a marketing, research and development unit. Phazar Antenna Corp. personnel are applying the engineering designs, data and patents purchased from BAE SYSTEMS Advanced Systems to continue the development of new products to compliment the existing Phazar? Product Line. Phazar Antenna Corp. currently leases space at 5 Cuba Hill Road, Greenlawn, New York 11740. The telephone number is (631) 262-8881.

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

   Thirco, Inc.

Thirco, Inc. was formed on November 1, 1993 as a Delaware company to purchase and lease equipment and facilities to the other operating units of PHAZAR CORP. The primary lease arrangements are with Antenna Products Corporation. Thirco will occasionally assist in servicing the banking needs of PHAZAR CORP's operating units. Since all activity is internal to PHAZAR CORP and its operating subsidiaries, financial data is consolidated with PHAZAR CORP. Thirco does not employ any full time employees and does not intend to employ any in the foreseeable future. Thirco does not intend to engage in any outside business transactions.

Seasonality

PHAZAR CORP's businesses are not dependent on seasonal factors.

Backlog

The backlog of orders at Antenna Products Corporation was $2.5 million on February 28, 2001. This compares to $3.9 million in backlog at the end of fiscal year 2000. Over 70% of this backlog will be delivered in the balance of the 2001 fiscal year.

The backlog of orders at Phazar Aerocorp Inc. was $1.1 million on February 28, 2001. This compares to $2.9 million in backlog at the end of fiscal year 2000. Over 85% of this backlog will be delivered in the balance of the 2001 fiscal year.

Phazar Antenna Corp. orders are normally shipped within 2 weeks, hence Phazar Antenna Corp. backlog of orders was negligible on February 28, 2001.



NOTE 3		INVENTORIES

The major components of inventories are as follows:
                                February 28, 2001	May 31, 2000

    Raw materials		       $ 455,846	  $  399,796
	Work in process            1,456,046	   1,730,276
	Finished goods 		    515,336		696,286

					    $  2,427,228	 $ 2,826,358

NOTE 4		NOTES PAYABLE

At February 28, 2001 and February 29, 2000, notes payable consist of a revolving loan payable to a bank, with a maximum loan amount not to exceed the lesser of $3,000,000, or a calculated borrowing base determined by a formula based upon the amount of certain qualified receivable and inventories as defined in the loan agreement.

Interest is payable monthly at the prime rate (8.5% for the period at February 28,2001 and 8.75% for the period at February 29,2000) plus 1% until September 30, 2001, when any unpaid principal and interest shall be due. Borrowings under the revolving loan are collateralized by accounts receivable and inventories as defined in the loan agreement. At February 28, 2001, available borrowings under this credit facility were limited to the borrowing base amount of $2,276,524.
Borrowings are guaranteed by a principal shareholder and PHAZAR CORP must maintain a minimum net worth of $1,500,000 and working capital of not less than $1,000,000.

At February 28, 2001 and February 29, 2000, note payable to shareholder consists of a subordinated note to a principal shareholder of PHAZAR CORP. In the initial years, only interest at the prime rate (8.5% for the period at February 28, 2001 and 8.75% for the period at February 29, 2000) is payable, with monthly principal payments scheduled to begin in June 2002, and maturing in May 2007.

NOTE 5		LONG TERM DEBT

	At February 28, 2001 and May 31, 2000, long-term debt consists of the following:

  						          Feb. 28, 2001	May 31, 2000

	Mortgage note to a bank, guaranteed
  80% by a U.S.Government Agency, payable
  in installments of $10,050 per month,
  including interest at the prime
  rate (8.5% for the period at
  February 28, 2001 and 8.75% for the
  period at February 29, 2000) plus 0.5%;
  collateralized by certain real estate,
  fixtures and assignment
  of life insurance policy with a principal shareholder. Antenna Products Corp. is also required to maintain certain covenants including $1,000,000 in working capital and a ratio of maximum debt to net worth of seven to one.

                                         821,434       853,586

	Note payable to a bank, payable in
  installments of $28,724
  per month until maturity date of January 26,
  2007, when remaining balance is due,
  including interest at the prime rate
  (8.5% for the period at February 28, 2001)
       plus 1%secured by property and equipment.
  The note is also guaranteed by a
  principal shareholder.
  1,562,286     1,691,458

  Loan from a credit institution,
  due February 11, 2004,
  Payable in monthly installments of
  $495, including interest at 10.75%,
  secured by a utility vehicle.
                                           16,508	       17,931

  Less current portion of long-term debt (239,902)     (238,588)

                                      $ 2,160,326    $ 2,324,387


PHAZAR CORP  AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OPERATION AND FINANCIAL CONDITION

The following is management's discussion and analysis of certain significant factors which have affected PHAZAR CORP's financial condition and operating results for the period included in the accompanying financial statements.

Results of Operations

Third Quarter Ended February 28, 2001, Compared to Third Quarter
Ended February 29, 2000

PHAZAR CORP consolidated sales from operations were $3,599,468 for the quarter ended February 28, 2001 compared to sales of $1,558,694 for the third quarter ended February 29, 2000. PHAZAR CORP recorded a net profit of $97,702 for the third quarter of fiscal year 2001 compared to a net loss of $22,349 for the third quarter of fiscal year 2000.

The gross profit margin for the third quarter was 32% compared to 30% for the third quarter of last year. PHAZAR CORP's operating margin for the third quarter of fiscal year 2001 was 7% compared to 3% in the third quarter of fiscal year 2000.

Sales and administrative expenses were higher in the third quarter of fiscal year 2001, $897,837 versus $430,777 in the third quarter of fiscal year 2000. Sales and administrative expenses as a percent of sales were 25% in the third quarter of this year compared to 28% in the same period last year.

Interest expense in the third quarter of fiscal year 2001 was $96,186 versus $68,654 in the same time period of fiscal year
2000.

PHAZAR CORP's backlog totaled $3.6 million on February 28, 2001, compared to a backlog of $4.7 million on February 29, 2000.

Nine Months Ended February 28, 2001 Compared to Nine Months Ended
February 29, 2000

PHAZAR CORP consolidated sales from operations were $11,585,120 in the first nine months of fiscal year 2001, compared to $4,376,885 in the first nine months of fiscal year 2000. PHAZAR CORP recorded a net profit of $255,172 for the nine-month period ending February 28, 2001 compared to a net loss of $48,805 for the nine-month period ending February 29, 2000. The gross profit margin for the first nine months was 26% compared to 29% for the first nine months of last year. Sales and administrative expenses as a percent of sales were 20% in the first nine months of this year compared to 26% in the same period last year.
PHAZAR CORP's operating margin for the first nine months of fiscal year 2001 was 6% compared to 3% in the first nine months of fiscal year 2000. In the first nine months of this year, warranty costs averaged less than 1% of sales, $33,037 compared to $64,023 in the same period last year. Discretionary products

PHAZAR CORP  AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OPERATION AND FINANCIAL CONDITION CONTINUED.

development spending was $192,003, or 2% of sales, compared to $124,462, or 3% of sales for the comparable period last year.

Liquidity and Capital Resources

PHAZAR CORP's current assets total $4,968,384 as of February 28, 2001 with $4,260,384 in inventory and accounts receivable. Receivables are $1,833,156 at the quarter ending February 28, 2001 compared to $1,550,014 at fiscal 2000 year-end. Net inventories have decreased from $2,826,358 at May 31, 2000 to $2,427,228. Cash accounts have decreased $228,090 from May 31, 2000. Current liabilities of PHAZAR CORP decreased $659,735 from fiscal year end due to the reduction of the long-term debt and the revolving line of credit balance in the first nine months of the current fiscal year.

Management believes that cash flows from operations of the operating subsidiaries and current cash balances, together with available lines of credit, will be sufficient to fund operations and expenses for the near and mid term future. PHAZAR CORP at February 28, 2001 had $1,826,524 remaining in loan availability under its revolving credit line of $3.0 million that matures September 30, 2001.































PHAZAR CORP AND SUBSIDIARIES

PART II-OTHER INFORMATION



No Applicable Items.






SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                              PHAZAR CORP



                                  S/O/F
Date:  April 13, 2001 		_______________________________
						Clark D. Wraight, Vice President
						and Principal Financial Officer










14