Form 10KSB
period 2001-05-31
PHAZAR CORP
filed 2001-08-29
CIK 724267

Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-KSB
(Mark One) [  X  ]     ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended May 31, 2001

                                       OR
           [     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE EXCHANGE ACT OF 1934

                         Commission file number 0-12866

                                   PHAZAR CORP
                          (fka ANTENNA PRODUCTS, INC.)
             (Exact name of registrant as specified in its charter)

       Delaware                                             75-1907070
(State or other jurisdiction of                (IRS Employer Identification No.)
 Incorporation or organization)

101 S.E. 25th Avenue, Mineral Wells, Texas 76067         (940) 325-3301
------------------------------------------------         --------------
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

Check whether the issuer has (i) filed all reports required by Section 13 or 15(d) of the Exchange ACT during the past 12 months, and (ii) been subject to such filing requirements for the past ninety (90) days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The Company's net sales for Fiscal Year ended May 31, 2001 was $15,060,237.

As of August 10, 2001 2,170,328 shares of Common Stock were outstanding and the aggregate market value of the Common Stock (based on the latest price of known transactions on the Nasdaq Smallcap Market) held by non-affiliates (880,082 shares) was approximately $1,408,131.

DOCUMENTS INCORPORATED BY REFERENCE

The Company's Proxy Statement dated August 27, 2001 for its annual meeting of shareholders to be held October 9, 2001 is incorporated by reference into Part III of this report.

Transitional Small Business Disclosure Format (check one) : Yes [ ]  No [X]

                                     PART 1

Item 1.  BUSINESS

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

At the same time, the name of API Acquisition Corp. dba The Upholstery Shop, Inc.!, another operating subsidiary was changed to Phazar Aerocorp Inc. The Subsidiary will commence using the name Phazar Aerocorp Inc. when it moves in the fall of this year to its new 86,000 square foot facility currently under construction at Meacham International Airport in Fort Worth, Texas.

PHAZAR CORP operates as a holding company with Antenna Products Corporation, Phazar Aerocorp Inc. (dba The Upholstery Shop, Inc.!), Phazar Antenna Corp. and Thirco, Inc. as its subsidiaries. Antenna Products Corporation, Phazar Aerocorp Inc. and Phazar Antenna Corp. are operating subsidiaries with Thirco, Inc. serving as an equipment leasing company to PHAZAR CORP's operating units. PHAZAR CORP has no other business activity. PHAZAR CORP's address is 101 S.E. 25th Avenue, Mineral Wells, Texas 76067. The telephone Number is (940) 325-3301.

Product   information   is   available   from   the   Internet   web   page  at:
//www.antennaproducts.com and at: //www.phazar.com.

Antenna Products Corporation

Antenna Products Corporation was incorporated in Texas in 1984 to continue a business started in 1972 and operated as a closely held "C" corporation until January 24, 1992. Thereafter, Antenna Products Corporation has operated, as a wholly owned subsidiary of PHAZAR CORP. Antenna Products Corporations' address is 101 S.E. 25th Avenue, Mineral Wells, Texas 76067. The telephone number is
(940) 325-3301.

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

Antenna Products Corporation's customer base is primarily government and government prime contractor focused, but this is slowly changing as Antenna Products Corporation continues to develop and market new commercial products. Antenna Products Corporation's market is international in scope. Antenna Products Corporation currently focuses on developing domestic markets and has a limited amount of foreign sales. The specialized need of Antenna Products Corporation's customers and the technology required to meet those needs change constantly. Accordingly, Antenna Products Corporation stresses its engineering, installation, service and other support capabilities. Antenna Products Corporation uses its own sales and engineering staff to service its principal markets. Some of Antenna Products Corporation's contracts are large relative to total annual sales volume and therefore the composition of the customer base is different year to year. In 2001 AIRSYS ATM, Inc. was the single largest customer, and accounted for 10% of the sales volume. The U.S. Government totaled 8% of sales. Orders for equipment in some of these product categories are in backlog and, therefore, AIRSYS ATM, Inc. and the U.S. Government are expected to be major clients again in 2002.

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

Antenna Products Corporation is primarily a build to order company and most manufacturing requirements are established on a contract basis. For this reason, the majority of the inventory is work in process. Approximately 27% of total inventory, $613,146 is currently maintained in stock for delivery to customers. Some raw materials are also inventoried to support customer delivery schedules. Antenna Products Corporation performs work for the United States Government primarily under fixed-price prime contracts and subcontracts. Under fixed-price contracts, Antenna Products Corporation realizes any benefit or detriment occasioned by lower or higher costs of performance.

Antenna Products Corporation is subject to certain risks common to all companies that derive a portion of their revenues from the United States government. These risks include rapid changes in technology, changes in levels of government spending, and possible cost overruns. Recognition of profits on major contracts is based upon estimates of final performance, which may change as contracts progress. Contract prices and costs incurred are subject to Government Procurement Regulations, and costs may be questioned by the Government and are subject to disallowance. United States Government contracts contain a provision that they may be terminated at any time for the convenience of the Government. In such event, the contractor is entitled to recover allowable costs plus any profits earned to the date of termination. Collections are generally set in accordance with federal acquisition standards, which require payment in accordance with "Net 30" terms after acceptance of goods. Antenna Products Corporation is not directly regulated by any governmental agency in the United States. Most of Antenna Products Corporation's customers, and the antenna and tower industries in general, are subject to meeting various government standards. These performance standards necessitate Antenna Products Corporation's ability to produce antenna designs, which can be updated to conform to customer requirements in a changing regulatory environment. These regulations have not adversely affected operations.

Antenna Products Corporation plans to reinvest from 2% to 5% of sales in research and development projects, and bid and proposal activities. The mix of expenditures between the two areas in any given year is a function of the demand for new independently developed innovative systems and the level of requirements solicited. In 2001 Antenna Products Corporation invested 2.1% of sales in independent research and development (R&D) and bid and proposal activities (B&P). The level of expenditures as a ratio to sales is expected to continue at this level in 2002. The level of expenditures for R&D and B&P as a ratio to sales was 3.3% of sales in 2000. Antenna Products Corporation does not consider patents to be material to its operations nor would the loss of any patents adversely affect operations.

Phazar Aerocorp Inc. (fka API Acquisition Corp.) (dba "The Upholstery Shop, Inc.!")

Phazar Aerocorp Inc. is an 80% owned subsidiary of PHAZAR CORP. It was formed on January 24, 2000 as a Texas corporation. Phazar Aerocorp Inc. purchased the assets and business of The Upholstery Shop, Inc.! on January 27, 2000. The assets purchased included the machinery and equipment. No land or buildings were included as part of this acquisition. The acquisition was recorded as a purchase transaction and the operations of the Upholstery Shop, Inc.! have been included in the financials from the date of acquisition. Phazar Aerocorp Inc. currently does business as The Upholstery Shop, Inc.! at a leased facility at 326 N. Highway 377, Roanoke, Texas 76262. The telephone number is (817) 430-2306

The Company will commence using the name Phazar Aerocorp Inc. when it moves in October 2001 to the new 86,000 square foot facility currently under construction at Meacham International Airport in Fort Worth Texas. Phazar Aerocorp Inc.'s new address at Meacham International Airport will be 4701 N. Main Street, Fort Worth, Texas 76106. The new telephone number will be (817) 626-2842.

The Upholstery Shop, Inc.! provides complete refurbishment for a full range of corporate and executive aircraft interiors. The range and scope of these services include design and fabrication of seats, side panels, headliners, galleys and cabinets, as well as the design and installation of custom lighting, entertainment systems and cabin management systems.

The Upholstery Shop, Inc.! removes existing interiors of aircraft and installs new interiors designed to customer specifications and coordinates the refurbishment of exteriors for customers when required. The Upholstery Shop, Inc.! provides this service on virtually all-executive and corporate class aircraft, including, but not limited to: Lear, Cessna, Gulfstream, Galaxy, Dassault, and Bombardier. The refurbishments are diverse with the lower range being a minor upgrading of Lear 25's to total interior upgrading of the larger aircraft of the Gulfstream and Falcon family.

Phazar Antenna Corp.

Phazar Antenna Corp. is a wholly owned subsidiary of PHAZAR CORP. It was formed as a Delaware Corporation and activated on June 1, 2000. Phazar Antenna Corp. operates as a marketing, research and product development unit. Phazar Antenna Corp. currently leases space at 122 Remington Boulevard, Ronkonkoma, New York, 11779. The telephone number is (631) 471-6660.

On November 20, 2000, Phazar Antenna Corp. purchased the non-mobile wireless antenna systems business unit of Hirschmann Electronics, Inc. The tangible assets purchased consisted of the tooling, fixtures, radome molds, test equipment, and office equipment. The intangible assets purchased included the engineering data, manufacturing drawings, test procedures, vendor lists, customer lists, product data sheets, and pattern information. No real property was included in the purchase. The acquisition was recorded as a purchase transaction and has been included in the consolidated financials from the date of purchase. Key technical and marketing personnel from the Hirschmann business unit also joined Phazar Antenna Corp.

The wireless antenna systems business purchased from Hirschmann provides a complete line of fixed and mobile antennas for ISM (instrument scientific medical), wireless Internet, wireless LAN, wireless local loop, fixed GPS, MMDS (fixed wireless) and embedded Bluetooth market applications. This product line complements the Company's existing product lines of cellular, PCS, paging, ISM and AMR (automatic meter reading) omni-directional and sector wireless antennas and is currently being produced at Antenna Products Corporation's plant in Mineral Wells, Texas.

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

Backlog

The backlog of orders at Antenna Products Corporation was $3.1 million at year-end. This compares to $3.9 million in backlog at the end of fiscal year 2000. In August, the backlog was $4.1 million. Over 90% of this backlog will be delivered in the 2002 fiscal year.

The backlog of orders at Phazar Aerocorp Inc. was $1.2 million at year-end. This compares to $2.9 million in backlog at the end of fiscal year 2000. In August, the backlog was $1.1 million of which all will be delivered in the 2002 fiscal year.

Phazar Antenna Corp. orders are normally shipped within 2 weeks, hence Phazar Antenna Corp. backlog of orders was negligible at year-end.

Raw Material Source and Supply

PHAZAR CORP's operating subsidiaries' principal raw materials are steel, aluminum, other metal alloys, plastic and composite tubing, hardware, electrical wire, wire rope, electronic or electro-mechanical components, leather, carpet, wood veneers and laminates. The materials are commonly available from numerous sources, including local distributors in quantities sufficient to meet the needs of the subsidiaries. The availability and supply of raw materials is not considered to be a problem for PHAZAR CORP.


Employees

As of August 10, 2001 Antenna Products Corporation employed a total of eighty-two employees. Of the eighty-two, eleven are employed in administration and sales, eight in engineering and technical support, and sixty-three in manufacturing. None of Antenna Products Corporation's employees are subject to collective bargaining agreements.

Phazar Aerocorp Inc. employed a total of thirty-nine employees as of August 10, 2001. Of the thirty-nine, seven are employed in administration and sales, five in avionics design and support, twenty-one in the shop areas, and six in the installation crew. None of Phazar Aerocorp Inc.'s employees are subject to collective bargaining agreements.

Phazar Antenna Corp. employed a total of seven employees as of August 10, 2001. Of the seven, three are employed in administration and sales, and four are in engineering. None of the Phazar Antenna Corp. employees are subject to collective bargaining agreements.

Thirco does not employ any full time employees and does not intend to employ any in the foreseeable future.

Foreign Sales

Antenna Products Corporation's sales in international markets are primarily to foreign governments or prime contractors to foreign governments, and as such represent a small percentage of the overall Company annual volume. The level of profits from the commitment of assets to this portion of the business is no greater or no less than that of other market segments. International sales for 2001 and 2000 were 6.2% and 15.6%, respectively, of total sales.

Phazar Aerocorp Inc. and Phazar Antenna Corp. have no significant sales to international customers.

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

Phazar Aerocorp Inc. leases a facility located along Highway 377 in Roanoke, Texas. The facility consists of two buildings that contain 2,000 square feet of administrative and sales offices and 12,000 square feet of shop area. The facility is well equipped with machinery and equipment owned by Phazar Aerocorp Inc. The design and fabrication of seats, side panels, headliners and cabinets is completed at this facility. The finished custom interiors are then transported to the airport where the aircraft is located and installed by the installation crew.

Phazar Aerocorp Inc. will move to a new facility on Meacham International Airport in Fort Worth, Texas in October 2001. This leased facility consists of three hanger buildings. The main hanger contains 2,000 square feet of administrative and sales offices, 18,000 square feet of shop area and 39,500 square feet of aircraft hanger space. The two auxiliary hangers each contain 13, 375 square feet of aircraft storage space.

Phazar Antenna Corp. leases a facility in Ronkonkoma, New York. The leased space consists of 4,000 square feet of administrative, sales and engineering offices plus an outside area used as an antenna test range.

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

Item 3.  LEGAL PROCEEDINGS

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal year 2001.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The information in this item should be read in conjunction with the Management Discussion and Analysis of Financial Condition and Results of Operations in Item 6, and the Consolidated Financial Statements and the Related Notes thereto in
Item 7.

Market Information For The Common Stock

PHAZAR CORP's common stock is traded on the Nasdaq Smallcap Market and is quoted under the symbol "ANTP".

The table below  presents  the high and low prices for the last two fiscal years
and  reflects  inter-dealer  prices,   without  retail  mark-up,   mark-down  or
commission and may not represent actual transactions.

                                            BID
Quarter Ended                       High             Low
August 1999                         1.531            1.25
November 1999                       3.313            1
February 2000                       6.25             1.313
May 2000                            4                2.313

August 2000                         3.125            1.5
November 2000                       2.938            1.063
February 2001                       2.50             1.00
May 2001                            2.219            1.30

Holders

At August 10, 2001 there were approximately 1,348 holders of record of common stock.

Dividends

PHAZAR CORP has never paid a regular cash dividend on common stock and has no plans to institute payment of regular dividends.

Recent Sales of Unregistered Securities

As consideration for the execution of noncompetition agreements between Phazar Antenna Corp. and John Cosenza, John Kryspin and Steve Schueler, three employees, John Cosenza received 15,000 shares of PHAZAR CORP common stock, John Kryspin received 7,500 shares of PHAZAR CORP common stock and Steve Schueler received 7,500 shares of PHAZAR CORP common Stock. The three employees agreed to hold the shares for investment and not for further distribution. The certificates representing the shares bear a legend restricting transfer without compliance with the registration requirements of the Federal Securities Act of 1933 or in reliance upon an applicable exemption therefrom. PHAZAR CORP relied on section 4(2) of the Securities Act of 1933 as its exemption from registration.

As partial consideration for attending the PHAZAR CORP Board of Directors' meetings, Gary W. Havener, Clark D. Wraight, James Miles, James Kenney, and Billy J. Perry each received 600 shares of PHAZAR CORP common stock, and R. Allen Wahl received 400 shares of PHAZAR CORP common stock. Also, as partial consideration for attending the PHAZAR CORP audit committee meetings, James Miles and James Kenney each received an additional

100 shares of PHAZAR CORP common stock. Each Director agreed to hold the shares for investment and not for further distribution. The certificates representing the shares bear a legend restricting transfer without compliance with the registration requirements of the Federal Securities Act of 1933 or in reliance upon an applicable exemption therefrom. PHAZAR CORP relied on section 4(2) of the Securities Act of 1933 as its exemption from registration.

Item 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data of PHAZAR CORP. This historical data should be read in conjunction with Consolidated Financial Statements and the Related Notes thereto in Item 8.

                              FISCAL YEAR ENDING MAY 31


                                    2001             2000
                                    --------         ---------
Net Sales                           $15,060,237      $  7,861,707
Income (loss) from continuing
  Operations                        $   162,175     ($     84,769)
Income per share from
  continuing operations             $       .08     ($        .04)
Total Assets                        $ 8,454,149      $  9,762,254
Long Term Debt                      $ 2,851,385      $  3,124,387
Dividends                           $      0.00      $       0.00
---------

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operation

PHAZAR CORP's on-going operation is that of its subsidiaries, Antenna Products Corporation, Phazar Aerocorp Inc., Phazar Antenna Corp. and Thirco, Inc. as previously discussed in Item 1 for the purpose of this discussion all results of Phazar Antenna Corp. are included with the results of Antenna Products Corporation. The management discussion presented in this item relates to the operations of subsidiary units and the associated Consolidated Financials as presented in Item 8.

Year ended May 31, 2001 ("2001") Compared with Year Ended May 31, 2000 ("2000")

Antenna Products Corporation experienced improved sales in the first and second quarter of fiscal year 2001, resulting in overall sales of $8.3 million in 2001. This is $2.0 million or 32% more than the $6.3 million in sales in 2000. Orders improved in both military and commercial markets from a total of $7.3 million in 2000 to $7.6 million in 2001. This resulted in an ending backlog of firm orders at year-end of $3.1 million, down 21% from the prior year-end backlog of $3.9 million.

The gross profit margin for fiscal year 2001 was 35% compared to 26% in 2000. Sales and administrative expenses as a ratio to sales were 32% of sales in 2001 compared to 22% in 2000. Antenna Products Corporation's operating margin for 2001 was 3.4% compared to 5.1% in 2000. Warranty charges of $37,331 were lower than last year's rate of $84,590, and averaged less than 2% of sales. Discretionary products development spending was $274,563, or 3.3% of sales in 2001. This was an increase from $205,218 or 3.3% of sales in 2000.

Interest expense for Antenna Products Corporation increased from $225,402 in 2000 to $235,504 in 2001. The Subsidiary experienced a pre-tax profit of $89,646 in 2001 compared to a pre-tax profit of $79,303 in 2000. Antenna Products Corporation is expected to continue to be profitable in 2002.

Phazar Aerocorp Inc. experienced improved sales in the third and fourth quarter of fiscal year 2001, resulting in overall sales of $6.8 million in 2001. This compares to sales of $1.6 million for the period January 27, 2000 (date of purchase) through May 31, 2000. Demand for the services provided by Phazar Aerocorp Inc. slowed during the fourth quarter and this resulted in an ending backlog of firm orders at year-end of $1.2 million, down 43% from the prior year end backlog of $2.1 million. The gross profit margin for fiscal year 2001 was 18%. Sales and administrative expenses as a ratio to sales were 10%. Interest expense for Phazar Aerocorp Inc. totaled $166,219 in 2001. Phazar Aerocorp Inc. experienced a pre-tax profit of $274,004 in 2001. Phazar Aerocorp Inc. is expected to be profitable in 2002.

PHAZAR CORP consolidated sales from operations were $15.1 million with income from operations before taxes of $335,766 in 2001. This compares to $7.9 million in consolidated sales with a loss from operations before taxes of $99,787 in 2000. The net income for 2001 was $162,175 compared to a net loss of $84,769 in 2000. PHAZAR CORP's profit resulted from the improved volumes at Antenna
Products Corporation and Phazar Aerocorp Inc. PHAZAR CORP is expected to be profitable in 2002.

Liquidity and Capital Resources
-------------------------------
Funds generated from company operations are the major internal sources of liquidity and are supplemented by funds derived from capital markets, principally bank facilities. PHAZAR CORP has a $3.0 million revolving demand line of credit that is partially guaranteed by a principal shareholder. The credit line is regulated under a borrowing base formula using inventories and accounts receivable as collateral. The interest rate is established as one percentage point over Wall Street prime and is subject to a loan agreement with restrictive covenants. The most restrictive financial covenant requires Antenna Products Corporation to maintain $1.5 million in tangible net worth and $1.0 million of working capital. At May 31, 2001 Antenna Products Corporation had a tangible net worth of $2,016,652 and working capital of $2,715,290. As of August 10, 2001 Antenna Products Corporation and Phazar Aerocorp Inc. had drawn $605 thousand of the $3.0 million line of credit with $1.3 million of the borrowing base available and unused. The revolving credit line agreement is renewable in September 2001. PHAZAR CORP anticipates renewal of this credit line and has projected that the credit available is sufficient to cover the operational requirements of the subsidiaries in 2002.

Net cash flow from operations was a positive $1,458,599 in 2001 compared to a positive $204,298 in 2000. Inventory decreased $555,920 in 2001 compared to an increase of $188,186 in 2000. Accounts payable and accrued liabilities increased $6,205 and accounts receivable decreased $386,822 in 2001. In 2000 accounts payable and accrued liabilities increased $280,080 and accounts receivable increased $261,737. Cash flow used in financing activities in 2001 was $1,359,734 compared to net cash provided by financing activities of $1,905,040 in 2000. Cash and cash equivalents at the end of 2001 were $341,413, an increase from $337,348 at the end of the prior year.

Antenna Products Corporation has a long-term bank note for $1.2 million collateralized by the Antenna Products Corporation plant, property, and equipment. The current balance is $810 thousand with payments amortized over 20 years ending in 2011. The interest is variable at one half point over prime interest rate with the note supported by an FmHA guarantee under the federal guidelines of a rural business industry loan. The note is guaranteed by a principal shareholder.

Antenna Products Corporation also has an $800,000 subordinated note to a principal shareholder on which it pays interest only at the prime interest rate. The commencement of principal payments on the subordinated note is prohibited under the terms of the bank note until the bank debt is paid in full.

Phazar Aerocorp Inc. has a note payable to a bank for $1.75 million, payable in installments of $28,724 per month until the maturity date of January 26, 2007, when the remaining balance is due, including interest at the prime rate plus 1%. The current balance of the note is $1.51 million. The note is collateralized by Phazar Aerocorp Inc. equipment and guaranteed by PHAZAR CORP, guaranteed by a principal shareholder, and otherwise secured by a pledge of assets of PHAZAR CORP subsidiaries.

PHAZAR CORP does not expect any changes in payments or other provisions of the loan agreements now in place.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements listed in Item 14 are included in this report on pages F-1 through F-18.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information will be included in the definitive Proxy Statement dated August 27, 2001 filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

This information will be included in the Company's definitive Proxy Statement dated August 27, 2001 filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information will be included in the Company's definitive Proxy Statement dated August 27, 2001 filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information will be included in the Company's definitive Proxy Statement dated August 27, 2001 filed with the Securities and Exchange Commission and is incorporated herein by reference.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)   The following documents are filed as part of this report:

         1. Financial Statements. The following consolidated financial statements of Antenna Products, Inc. and subsidiaries and independent auditors' reports are presented on pages
                 F-1 through F-18:

                 Independent Auditor's Report

                 Consolidated Balance Sheets - May 31, 2001 and 2000

                 Consolidated Statements of Operations - Years Ended May 31, 2001 and 2000

                 Consolidated Statement of Shareholders' Equity - Years Ended May 31, 2001 and 2000

                 Consolidated Statements of Cash Flows - Years Ended May 31, 2001 and 2000

                 Notes To Consolidated Financial Statements

         2.      Financial Statement Schedules.  Not applicable.
                 -----------------------------

                 All other schedules have been omitted because the required information is shown in the consolidated financials or notes thereto, or they are not applicable.

         3.      Exhibits.
                 --------

                 None

   (b)   Reports on Form 8-K.

                  On June 6, 2000 the registrant filed a Form 8-K for the purpose of disclosing the May 31, 2000 resignation of William Poulin as a Director of Antenna Products, Inc. and from all offices in Antenna Products, Inc and its' subsidiaries. On June 1, 2000 the Board of Directors of Antenna Products, Inc. adopted a resolution electing Gary W. Havener President of Antenna Products, Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  August 27, 2001

                                 PHAZAR CORP

                                       /s/Gary W. Havener
                                       -------------------------------
                                 BY:   Gary W. Havener
                                       Principal Executive Officer and Director


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                    Title                              Date
---------                    -----                              ----

/s/Clark D. Wraight          Principal Financial Officer        August 27, 2001
-------------------
Clark D. Wraight             and Director


/s/James Miles               Director                           August 27, 2001
-------------------
James Miles

/s/James W. Kenney           Director                           August 27, 2001
-------------------
James Kenney

/s/R. A. Wahl                Director                           August 27, 2001
-------------------
R. Allen Wahl

/s/B. J. Perry               Director                           August 27, 2001
-------------------
Billy J. Perry

                                   PHAZAR CORP
                          (fka Antenna Products, Inc.)

                             CONSOLIDATED FINANCIAL
                                   STATEMENTS

                                  MAY 31, 2001

                                 C O N T E N T S



                                                                      Page


INDEPENDENT AUDITOR'S REPORT...........................................F1


CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets.......................................F2,F3

     Consolidated Statements of Operations.............................F4

     Consolidated Statements of Shareholders' Equity...................F5

     Consolidated Statements of Cash Flows.............................F6,F7

     Notes to Consolidated Financial Statements........................F8-F18

                          INDEPENDENT AUDITOR'S REPORT


To The Board of Directors and Stockholders
PHAZAR CORP and Subsidiaries

We have audited the accompanying consolidated balance sheets of PHAZAR CORP (fka Antenna Products, Inc.) and Subsidiaries as of May 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PHAZAR CORP and subsidiaries as of May 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
July 31, 2001

            PHAZAR CORP (fka ANTENNA PRODUCTS, INC.) AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              MAY 31, 2001 AND 2000

                                                  2001                2000
                                            -----------------   ---------------
                                 ASSETS
CURRENT ASSETS
  Cash and cash equivalents                 $      341,413       $     337,348
  Accounts receivable:
     Trade, net of allowances for
       doubtful accounts of
       $45,898 and $7,021 in 2001
       and 2000, respectively                    1,074,572           1,342,733
     United States Government                       88,620             207,281
  Inventories                                    2,270,438           2,826,358
  Costs and estimated earnings in excess
       of billings on refurbishing
       contracts in progress                       370,454             293,161
  Prepaid expenses and other assets                 33,340              55,872
  Income taxes receivable                                -              30,000
  Deferred income taxes                            128,343              69,528
                                            --------------       -------------
           Total current assets                  4,307,180           5,162,281

  Property and equipment, net                    2,165,288           2,435,624
  Intangible assets (Goodwill)                     498,440             534,912
  Identifiable intangible assets                 1,483,241           1,629,437
                                            --------------       -------------
  TOTAL ASSETS                              $    8,454,149       $   9,762,254
                                            --------------       -------------

The Notes to Consolidated Financial Statements are an integral part of these statements.

      LIABILITIES AND SHAREHOLDERS' EQUITY             2001             2000
                                                  --------------- -------------
CURRENT LIABILITIES
  Notes payable                                    $     250,000  $   1,365,000
  Current portion of long-term debt                      266,856        238,588
  Accounts payable                                       438,262        468,586
  Accrued expenses                                       418,919        382,390
  Billings in excess of costs and estimated
    earnings on refurbishing contracts in progress        52,907        320,689
  Income taxes payable                                   108,146              -
                                                   -------------  -------------
           Total current liabilities                   1,535,090      2,775,253

  Long-term debt                                       2,051,385      2,324,387
  Note payable to shareholder                            800,000        800,000
  Deferred income taxes                                  238,581        287,338
                                                   -------------  -------------
                                                       3,089,966      3,411,725
                                                   -------------  -------------
           Total liabilities                           4,625,056      6,186,978

COMMITMENTS AND CONTINGENCIES                                  -              -

MINORITY INTEREST IN SUBSIDIARY                           25,546              -

SHAREHOLDERS' EQUITY
  Commonstock, $0.01 par, 8,000,000 shares
    authorized,  2,169,328 shares and
    2,135,728 shares issued and outstanding
    in 2001 and 2000, respectively                        21,694         21,358
  Additional paid-in capital                           2,744,526      2,678,766
  Retained earnings                                    1,037,327        875,152
                                                   -------------  -------------
           Total shareholders' equity                  3,803,547      3,575,276
                                                   -------------  -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $   8,454,149  $   9,762,254
                                                   =============  =============
The Notes to Consolidated Financial Statements are an integral part of these statements.

            PHAZAR CORP (fka ANTENNA PRODUCTS, INC.) AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED MAY 31, 2001 AND 2000

                                                    2001              2000
                                             ----------------- -----------------
Sales and contract revenues                     $  15,060,237   $     7,861,707
Cost of sales and contracts                        10,889,852         6,001,637
                                                -------------   ---------------
   Gross profit                                     4,170,385         1,860,070

Sales and administrative expenses                   3,443,836         1,695,521
                                                -------------   ---------------
   Operating profit                                   726,549           164,549

Other income (expense)
    Interest expense                            (     401,723)  (       282,571)
    Interest income                                       333               235
    Other                                              10,607            18,000
                                                -------------   ---------------
   Total other expense                          (     390,783)  (       264,336)
                                                -------------   ---------------
Income (loss) from operations before
  income taxes and minority interest                  335,766   (        99,787)

Income tax provision (benefit)                        148,045   (        14,818)
                                                -------------   ---------------
    Income (loss) before minority interest            187,721   (        84,969)

Minority interest in subsidiary's (Income) loss (      25,546)              200
                                                -------------   ---------------
Net income (loss)                               $     162,175   ($       84,769)
                                                =============   ===============
Earnings (loss) per common share                $        0.08   ($         0.04)
                                                =============   ===============
The Notes to Consolidated Financial Statements are an integral part of these statements.

             PHAZAR CORP (fka ANTENNA PRODUCTS,INC.)AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        YEARS ENDED MAY 31, 2001 AND 2000

                             Common Stock
                             ---------------------   Additional
                               Number                 Paid In       Retained
                              of Shares   Amount      Capital       Earnings      Total
                              ---------  ----------  -----------  -----------  -------------
 BALANCE, MAY 31, 1999        1,862,928  $   18,630  $ 1,995,951  $   959,921  $   2,974,502
   Issuance of common stock     272,800       2,728      682,815            -        685,543

   Net loss                           -           -            -  (    84,769) (      84,769)
                              ---------  ----------  -----------  -----------  -------------
  BALANCE, MAY 31, 2000       2,135,728      21,358    2,678,766      875,152      3,575,276

   Issuance of common stock      33,600         336       65,760            -         66,096

   Net income                         -           -            -      162,175        162,175
                              ---------  ----------  -----------  -----------  -------------
BALANCE, MAY 31, 2001         2,169,328  $   21,694  $ 2,744,526  $ 1,037,327  $   3,803,547
                              =========  ==========  ===========  ===========  =============

The Notes to Consolidated Financial Statements are an integral part of these statements.

            PHAZAR CORP (fka ANTENNA PRODUCTS, INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        YEARS ENDED MAY 31, 2001 AND 2000

                                                       2001             2000
                                                   --------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                 $ 162,175       ($   84,769)

  Adjustments to reconcile net income (loss) to net cash provided by operating activities

   Depreciation                                       340,136           297,840
   Amortization                                       267,669            44,313
   Stock based compensation                             6,096                 -
   Deferred federal income tax                      ( 107,573)      (    14,818)
   Changes in assets and liabilities:
   Accounts receivable                                386,822       (   261,737)
   Costs and estimated earnings in excess of
    billings on refurbishing contracts in progress  (  77,293)      (   293,161)
   Inventory                                          555,920       (   188,186)
   Prepaid expenses                                    22,532       (    22,504)
   Income taxes receivable                             30,000           126,551
   Accounts payable                                 (  30,324)          221,179
   Accrued expenses                                    36,529            58,901
   Billings in excess of costs and estimated
    earnings on refurbishing contracts in progress  ( 267,782)          320,689
   Income taxes payable                               108,146                 -
   Minority interest                                   25,546                 -
                                                    ---------       -----------
     Net cash provided by operating activities      1,458,599           204,298
                                                    ---------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                (  69,800)      (   198,096)
  Purchase of intangible assets                     (  25,000)      ( 1,844,069)
                                                    ---------       -----------
     Net cash used in investing activities          (  94,800)      ( 2,042,165)

The Notes to Consolidated Financial Statements are an integral part of these statements.

            PHAZAR CORP (fka ANTENNA PRODUCTS, INC.)AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        YEARS ENDED MAY 31, 2001 AND 2000

                                                           2001          2000
                                                       -----------   ----------
CASH FLOWS FROM FINANCING ACTIVIITES
 Net borrowings (payments) under bank lines of credit   (1,115,000)      65,000
 Proceeds on borrowings of long-term debt                        -    1,750,000
 Principal payments on long-term debt                     (244,734)     (82,460)
 Issuance of common stock                                        -      172,500
                                                       -----------   ----------
     Net cash (used in)
         provided by financing activities               (1,359,734)   1,905,040
                                                       -----------   ----------
     Net increase in cash and cash equivalents               4,065       67,173

CASH AND CASH EQUIVALENTS, beginning of year               337,348      270,175
                                                       -----------   ----------
CASH AND CASH EQUIVALENTS, end of year                 $   341,413   $  337,348
                                                       ===========   ==========
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
  Cash paid during the period for:

   Interest (none capitalized)                         $   401,444   $  282,751
                                                       ===========   ==========
   Income taxes                                        $   100,000   $        -
                                                       ===========   ==========
SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
 Issuance of common stock in exchange
   for equipment and intangible assets                 $         -   $  513,043
                                                       ===========   ==========
 Stock based compensation                              $     6,096   $        -
                                                       ===========   ==========
 Issuance of common stock in
   exchange for noncompete agreements                  $    60,000   $        -
                                                       ===========   ==========
The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTE 1.  BUSINESS AND NATURE OF OPERATION

     PHAZAR CORP operates as a holding company with Antenna Products Corporation, Phazar Antenna Corp. and Thirco, Inc. as its wholly owned subsidiaries, and Phazar Aerocorp, Inc. (fka API Acquisition Corp) an 80% owned subsidiary. Antenna Products Corporation is an operating subsidiary that designs, manufactures and markets antenna systems, towers, and communication accessories worldwide. The U. S. government, military and civil agencies, and prime contractors represent Antenna Products Corporation's principal customers. Phazar Antenna Corp. is a separate legal entity that currently operates as a small division of Antenna Products Corporation. Thirco serves as an equipment leasing company to Antenna Products Corporation. Phazar Aerocorp, Inc. was formed during the year ended May 31, 2000, and its operations consist primarily of contracting to refurbish the interiors of corporate and private jets. The length of the contracts varies but is typically less than one year. The Company's operations are performed in Texas for customers throughout the country.

     Following is a schedule of the Company's sales to major customers at May 31, as a percentage of total sales:
                                                       2001            2000
                                                       ----            ----
         Federal Government                             8%              18%
         AIRSYS ATM, Inc.                              10%              14%
         Gulfstream Aerospace, LP                       9%               -

     At May 31, 2001 and 2000, trade receivables from four and two customers comprised approximately 55% and 51%, respectively, of the trade receivable balance at those dates.

NOTE 2.  BUSINESS SEGMENTS

     The Company's operations are classified into two principal business segments based upon the nature of products and services.

     Antennas Design, manufacture and marketing of antenna systems, towers, and communications accessories worldwide.

     Aircraft  Interiors  Contracts to refurbish  the interiors of corporate and private jets.

     Following is a summary of segmented information for 2001:

                                                           Aircraft
                                               Antennas    Interiors     Total
                                               --------    ---------   --------
         Revenues from external customers    $8,302,411   $6,757,826 $15,060,237
         Foreign sales                          938,251            -     938,251
         Interest revenue                           333            -         333
         Interest expense                       235,504      166,219     401,723
         Depreciation and amortization          388,171      219,633     607,804
         Income tax provision                    48,074      104,675     152,749
         Segment profit                          89,646      274,004     363,650
         Segment assets                       5,340,760    2,437,501   7,778,461
         Expenditures for segment assets         62,300            -      62,300

         RECONCILIATIONS:
            REVENUES
              Total revenues for reportable segments                $15,060,237
              Other revenue                                                   -
                                                                    -----------
              Total consolidated revenues                           $15,060,237
                                                                    ===========
            PROFIT OR LOSS
              Total profit for reportable segments                     $363,650
              Other loss                                                (27,884)
                                                                    -----------
              Profit before income taxes                               $335,766
                                                                    ===========
            ASSETS
              Total assets for reportable segments                   $7,778,461
              Other assets                                              675,688
                                                                    -----------
              Consolidated total                                     $8,454,149
                                                                    ===========
     Following is a summary of segmented information for 2000:

                                                         Aircraft
                                              Antennas   Interiors     Total
                                              ---------- ----------  ----------
         Revenues from external customers    $6,304,222  $1,557,485  $7,861,707
         Foreign sales                          981,505           -     981,505
         Interest revenue                           235           -         235
         Interest expense                       225,402      57,169     282,571
         Depreciation and amortization          287,045      55,108     342,153
         Income tax provision (benefit)           7,128     (21,946)    (14,818)
         Segment profit (loss)                   79,303     (64,546)     14,757
         Segment assets                       7,248,316   2,409,689   9,658,005
         Expenditures for segment assets        148,450   2,042,165   2,555,208

         RECONCILIATIONS:
            REVENUES
              Total revenues for reportable segments                 $7,861,707
              Other revenue                                                   -
                                                                     ----------
              Total consolidated revenues                            $7,861,707
                                                                     ==========
            PROFIT OR LOSS
              Total profit for reportable segments                   $   14,757
              Other loss                                               (114,544)
                                                                     ----------
              Loss before income taxes                               ($  99,787)
                                                                     ==========
            ASSETS
              Total assets for reportable segments                   $9,658,005
              Other assets                                              104,249
                                                                     ----------
              Consolidated total                                     $9,762,254
                                                                     ==========

     Adjustments to reconcile total segment to total consolidated profit (loss) before taxes and total assets is attributable to corporate headquarters, which is not included in segment information. Corporate headquarters' activity is recorded on PHAZAR CORP and consists primarily of non-allocated general and administrative overhead costs and cash in bank.

NOTE 3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

     Sales and Contract Revenues and Related Costs - Antennas

         Antenna Products Corporation manufactures and markets standard and custom antennas, guyed and self-supported towers, monopoles, support structures, masts and communication accessories worldwide. Customers include the U. S. Government, military and civil agencies, U.S. Government prime contractors and commercial clients. Examples of Antenna Products Corporation's U.S. Government supplied products include ground to air collinear antennas, instrument landing antennas and towers, fixed system multi-port antenna arrays, tactical quick erect antennas and masts, shipboard antenna tilting devices, transport pallets, surveillance antennas, antenna rotators, positioners and controls, and high power broadcast baluns. Examples of the Company's commercial products (Phazar Antenna Corp.) include panel, sector, omnidirectional and closed loop PCS antennas, automatic meter reading
         (AMR), cellular, paging and yagi antennas, guyed towers, self supported towers and monopoles.

         Antenna Products Corporation is primarily a build to order company. As such, most orders are negotiated firm fixed-price contracts. Most commercial contracts are single order and single delivery firm fixed-price contracts. Some government contracts are multi-year performance with established option dates with a predetermined escalated price for delivery in that outyear. These types of contracts can be valid from two to five years. Other types of government contracts are called supply contracts where the government buys a particular product and has estimated the quantity required over an expected period. Antenna Products Corporation has contracts with major prime contractors who negotiate contracts based on large quantities with set escalation rates for future prices. The Government is attempting to procure more and more products that have commercial equivalents to military standards. These purchases are for off-the-shelf products and therefore use credit cards and accept commercial terms and shipping methods. Antenna Products Corporation recognizes an order or resultant sale when official notification is received that an option is being exercised and the order is shipped.

         Revenue from short-term contracts calling for delivery of products is recognized as the product is shipped. Revenue and costs under certain long-term fixed price contracts with governments are recognized on the units of delivery method. This method recognizes as revenue the contract price of units of the product delivered during each period and as the cost of earned revenue the costs allocable to the delivered units, costs allocable to undelivered units are reported in the balance sheet as inventory. Amounts in excess of agreed upon contract price for customer directed changes, constructive changes, customer delays or other causes of additional contract costs are recognized in contract value if it is probable that a claim for such amounts will result in additional revenue and the amounts can be reasonably estimated. Revisions in cost and profit estimates are reflected in the period in which the facts requiring the revision become known and are estimable. Losses on contracts are recorded when identified.

     Accounting Basis for Revenue Recognition - Aircraft Interiors

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

     Income Taxes

         The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109) which utilizes the asset and liability method of computing deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The current and deferred tax provision is allocated among the members of the consolidated group on the separate income tax return basis.

     Research and Development Costs

         Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the years ended May 31, 2001 and 2000 were approximately $275,000 and $205,000, respectively.

     Cash and Cash Equivalents

         For purposes of reporting cash flows, cash and cash equivalents include cash and certificates of deposit with original maturities of three months or less.

     Stock-based Employee Compensation

         The Company accounts for stock based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", which requires compensation cost to be measured at the date of grant based on the intrinsic value of the options granted. The intrinsic value of an option is equal to the difference between the market price of the common stock on the date of grant and the exercise price of the option.

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which provides for an alternative measure of compensation cost based on the fair value of the options granted. The fair value of an option is based on the intrinsic value as well as the time value of the option. The Company has adopted the disclosure provisions of SFAS No. 123.

     Shares, Per Share Data, Earnings Per Share, and Stock Split, and Common Stock Par Value

         Earnings per share are computed by dividing  net income  available  for common stock by the weighted average number of common shares outstanding during the year. Weighted average shares outstanding were 2,153,028 and 1,919,620 for the years ended May 31, 2001 and 2000, respectively. No dilutive securities exist in the Company's capital structure.

  New Accounting Pronouncements

         In June 2001 the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards (SFAS) No. 141 "Business Combinations". This statement will require all business combinations, under the scope of this Statement, to be accounted for using only the purchase method of accounting. This pronouncement applies to all business combinations initiated after June 30, 2001 and will have no effect on the Company's current financial statement presentation.

         In addition, FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized. Goodwill and intangible assets that have indefinite useful lives will no longer be amortized but rather will be tested at least annually for impairment by comparing to fair value. The provisions of the statement will be required for the fiscal year beginning June 1, 2001. Implementation of these provisions may have an impact on the carrying value of the Company's goodwill and intangible assets upon adoption. However, it is not practicable to determine those effects at this time.

NOTE 4.  AIRCRAFT INTERIORS CONTRACTS RECEIVABLE

     Included in accounts receivable at May 31, 2001and 2000, are aircraft interior contracts receivable of $222,357 and $50,599, respectively. At May 31, 2000 this balance consisted entirely of completed contracts, however at May 31, 2001 $144,040 of this balance pertains to contracts in progress.

NOTE 5.  AIRCRAFT INTERIORS CONTRACTS IN PROGRESS

     Information with respect to aircraft interior contracts in progress at May 31, 2001 follows:

                                                       2001               2000
                                                  ------------   ---------------
         Cost incurred on contracts in progress  $   6,291,703      $   754,663
         Estimated earnings thereon                  1,504,170          282,586
                                                 -------------      -----------
                                                     7,795,873        1,037,249
         Less billings applicable thereto            7,478,326      ( 1,064,777)
                                                 -------------      -----------
         Net unbilled  (overbilled) costs        $     317,547      $(   27,528)
                                                 =============      ===========

     These amounts are included in the accompanying balance sheet under the following captions:

                                                            2001           2000
                                                    ------------   ------------
         Costs and estimated earnings in excess
           of billings on contracts in  progress    $    370,454     $  293,161
         Billings in excess of costs and estimated
           earnings on contracts in progress             (52,907)      (320,689)
                                                    ------------     ----------
         Net unbilled (overbilled) costs            $    317,547     $ ( 27,528)
                                                    ============     ==========

NOTE 6.  INVENTORIES

     The major components of inventories are as follows:
                                                            2001           2000
                                                    ------------     ----------
         Raw materials                              $    360,284     $  399,796
         Work in process                               1,297,008      1,730,276
         Finished goods                                  613,146        696,286
                                                    ------------     ----------
                                                      $2,270,438     $2,826,358
                                                    ------------     ----------

     Certain allocable overhead costs such as depreciation, insurance, property taxes and utilities are included in inventory based upon percentages developed by the Company. The aggregate amount of these costs included in inventory during the years ended May 31, 2001 and 2000 were $864,001 and $988,405, respectively.

     All of the above stated inventories are that of the operating subsidiary, Antenna Products Corporation. No other subsidiaries carry inventory.

NOTE 7.  PROPERTY AND EQUIPMENT

     The following is a summary of the Company's property and equipment:

                                      Estimated
                                    Useful Life        2001          2000
                                    -----------    ------------    -----------

      Land                                          $   375,136    $   375,136
      Buildings and improvements    15-30 years       1,873,217      1,873,217
      Machinery and equipment          10 years       3,280,719      3,226,999
      Automobiles and trucks            3 years         158,718        151,217
      Office furniture and fixtures    10 years         590,438        586,788
                                                    -----------    -----------
                                                      6,278,228      6,213,357
      Less accumulated depreciation                   4,112,940      3,777,733
                                                    -----------    -----------
      Net property and equipment                     $2,165,288    $ 2,435,624
                                                     ==========    ===========

NOTE 8.  INTANGIBLE ASSETS

Included in intangible assets at May 31, 2001 is the following:
                                                        2001            2000
                                                 -------------    -------------
    Goodwill (Phazar Aerocorp Inc.)                $   547,069      $   547,069
    Drawings, wiring diagrams, test procedures,
    production records, etc. (Phazar Aerocorp Inc.)  1,222,000        1,222,000
    Non-compete agreement (Phazar Aerocorp Inc.)        75,000           75,000
    Non-compete agreements (Phazar Antenna Corp.)       60,000                -
    Patents, copyrights and other
      intellectual property (Phazar Antenna Corp.)     389,593          364,593
                                                   -----------      -----------
                                                     2,293,662        2,208,662
    Accumulated amortization                      (    311,981)     (    44,313)
                                                  ------------      -----------
                                                  $  1,981,681      $ 2,164,349
                                                  ============      ===========

     Goodwill is being amortized on the straight-line basis over a fifteen-year period. Drawings, wiring diagrams, test procedures, production records, etc. are being amortized on the straight-line basis over a ten-year period. Patents, copyrights and other intellectual property and the non-compete agreements are being amortized on the straight-line basis over a five to six year period.

NOTE 9.  NOTES PAYABLE

     At May 31, 2001 and 2000, notes payable consist of a revolving note payable to a bank, with a maximum amount not to exceed the lesser of $3,000,000, or a calculated borrowing base determined by a formula based upon the amount of certain qualified receivables and inventories as defined in the loan agreement.

     Interest is payable monthly at the prime rate (7% and 9.5% at May 31, 2001 and 2000, respectively) plus 1% until September 30, 2001, when any unpaid principal and interest shall be due. Borrowings under the revolving note payable are collateralized by accounts receivable and inventories and are guaranteed by a principal shareholder. Under the agreement, the Company must maintain minimum net worth of $1,500,000 and working capital of $1,000,000.

     At May 31, 2001 and 2000, note payable to shareholder consists of subordinated note to a principal shareholder of the company. In the initial years, only interest at the prime rate (7% and 9.5% at May 31, 2001 and 2000, respectively) is payable, with monthly principal payments scheduled to begin in June 2002, and maturing in May 2007. Interest charged to operations under the note was $71,627 and $67,835 for the years ended May 31, 2001 and 2000, respectively.

NOTE 10.  LONG-TERM DEBT

     At May 31, 2001 and 2000, long-term debt consists of the following:

                                                        2001           2000
                                                    -----------   --------------

      Mortgage note to a bank, guaranteed 80% by a
      U.S. government agency,  payable $10,050 per
      month,  including interest at the prime rate
      (7%  and  9.5%  at May 31,  2001  and  2000,
      respectively)  plus 0.5% (matures  September
      11,  2011);  collateralized  by certain real
      estate,  fixtures  and  assignment  of  life
      insurance    policy    with   a    principal
      shareholder.  The note is also guaranteed by
      a principal  shareholder  and the Company is
      required  to  maintain   certain   covenants
      including  $1,000,000 in working capital and
      a ratio  of  maximum  debt to net  worth  of
      seven to one.                                    $    809,848 $   853,586

      Note   payable   to  a  bank,   payable   in
      installments  of  $28,724  per  month  until
      maturity  date of  January  26,  2007,  when
      remaining balance is due, including interest
      at the  prime  rate  (7% and 9.5% at May 31,
      2001  and  2000,   respectively)   plus  1%,
      secured by property and equipment.  The note
      is   also    guaranteed   by   a   principal
      shareholder.                                     $  1,508,393   1,691,458


      Loan to credit institution,  due on February
      11, 2004,  payable  monthly  installments of
      $495, including interest at 10.75%,  secured
      by a utility vehicle.                                       -      17,931


      Less current portion of long-term debt                266,856     238,588
                                                       ------------ -----------
                                                       $  2,051,385 $ 2,324,387
                                                       ============ ===========

     Maturities of long-term debt for each of the five years subsequent to May 31, 2001 are as follows (including $160,000 per year beginning in June 2002 for the shareholder note, although it is subordinated to the note payable to a bank):

         2002                                                        $  266,856
         2003                                                           428,213
         2004                                                           464,817
         2005                                                           504,578
         2006                                                           547,767
         Thereafter                                                     906,010
                                                                        -------
                                                                   $  3,118,241
                                                                   ============

NOTE 11.  INCOME TAXES

   Components of the income tax provision (benefit) are as follows:
                                                        2001           2000
                                                   ------------- --------------
     Federal Income taxes (benefit) at statutory
        rate on income before income taxes           $  114,161  ($     33,928)

     State income taxes statutory rate                   17,471              -

     Non-deductible expenses and other                   16,413         19,110
                                                     ----------  -------------
     Total provision                                 $  148,045  ($     14,818)
                                                     ==========  =============
     Deferred portion (benefit) of provision           (107,573) ($     14,818)
     Current portion (benefit)                          255,618              -
                                                     ----------  -------------
     Total provision (benefit)                       $  148,045  ($     14,818)
                                                     ==========  =============
   The tax  effects  of  temporary  differences  that give  rise to  significant portions of the deferred tax assets and deferred tax liabilities are presented below:
                                                      2001              2000
                                                   -----------   --------------
     Deferred tax assets:
           Accounts receivable due to
               allowance for doubtful accounts     $    15,605    $      2,387

           Inventories, due to estimated
               losses on contracts                      34,000          17,000

           Accrued expenses, due to warranty accrual    48,456          25,500

           Accrued expenses, due to vacation accrual    30,282          20,780

           Intangible assets, due to difference in
               amortization                             40,425             444

           Net operating loss carryforward                   -           3,861
                                                   -----------    ------------
           Total deferred tax assets                   168,768          69,972

     Deferred tax liabilities:

           Property and equipment, principally
               due to difference in depreciation     ( 279,006)   (    287,782)
                                                   -----------    ------------
           Total deferred tax liability               (279,006)   (    287,782)
                                                   ===========    ============
           Net deferred tax liability              (  $110,238)   ($   217,810)
                                                   ===========    ============
     The net deferred tax liabilities are classified
               on the balance sheet as follows:
           Current deferred tax assets             $   128,343    $     69,528
           Long-term deferred tax liabilities      (   238,581)      ( 287,338)
                                                   -----------    ------------
                                                   ($  110,238)   $  ( 217,810)
                                                   ===========    ============

NOTE 12.  COMMITMENTS AND CONTINGENCIES

     The Company has adopted an employee profit sharing plan under Section 401(k) of the Internal Revenue Code. All employees with a minimum of one year of employment are eligible to participate. The Company will match employee contributions for an amount up to 3% of each employee's salary if certain earnings requirements are met. Contributions are invested at the direction of the employee in one or more funds. Company contributions vest after three years of service. Company contributions amounted to $-0- for both years ended May 31, 2001 and 2000.

     Concentration of Credit Risk

         The Company deposits its cash primarily in deposit accounts with major banks. Certain cash deposits may occasionally be in excess of federally insured limits. The Company has not incurred losses related to its cash.

         The Company sells many of its products to the US Government, both military and civil agencies, and prime contractors. Although the Company might be directly affected by the well being of the defense industry, management does not believe significant credit risk exists at May 31, 2001.

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

     Operating Leases

         The Company leases a building and software under two noncancelable operating lease arrangements. Rent expense under these lease agreements during the years ended May 31, 2001 and May 31, 2000 was $45,505 and $0 respectively. Future minimum lease obligations under the lease agreement are as follows:

                  2002                                             $   77,732
                  2003                                             $   77,265
                  2004                                             $   67,537
                  2005                                             $   29,264
                                                                   ==========
                                                                   $  249,798

         The building lease agreement contains two options to extend the lease for additional terms of one year each at an increased base rent.

NOTE 13.  STOCK OPTIONS

     In October 1999, the Board of Directors approved two stock option plans that provided the option to purchase 40,000 shares and 60,000 shares at $1.3125 and $2.00, respectively, to an officer of the Company. The plans had expiration dates of October 25, 1999 and the earlier of the officer's last day of employment or May 31, 2000, respectively. The officer exercised all of the options and was issued 100,000 shares of common stock during the year ended May 31, 2000. No compensation has been recognized in operations as of May 31, 2000. Had compensation cost for the Company's stock-based compensation been determined based on fair value at the grant date for awards under the plan consistent with the method of FASB Statement 123, the Company would have recognized total compensation of $7,000 under the stock based employee compensation awards during the year ended May 31, 2000.

     During the year ended May 31, 2001 the Board of Directors granted 428,000 stock options to six employees. The options become exercisable in equal increments on the anniversary of the grant date over each of the next three years. None of these options were exercisable during the year. The Company recognized no compensation cost related to the grant of these options during the year ended May 31, 2001. Had compensation cost for the Company's stock-based compensation been determined based on fair value at the grant date consistent with the method of FASB Statement 123, the Company would have recognized compensation expense of $194,662 for the stock-based employee compensation awards during the year ended May 31, 2001.

     The Company's net income and earnings per share as of May 31, 2001 and 2000, would have been reduced to the pro forma amounts indicated below:

                                                       2001          2000
                                                   ------------  --------------

         Net income (loss)            As reported      $162,175    ($   84,769)
                                      Pro forma       ($ 32,487)   ($   89,455)

         Primary earnings (loss)
           per share                  As reported          0.08    (      0.04)
                                      Pro forma       (    0.02)   (      0.05)

     The compensation cost was estimated using the Black-Scholes model with the following assumptions for 2001: $2.50 to $1.88 stock price at grant date; life of 4 years; expected volatility of 93 percent; and risk free interest rates of 6.6 and 7.8 percent.

     The assumptions used under the 2000 plan were as follows: $1.19 stock price at grant date; lives of 13 and 125 days; expected volatility of 98 percent; and risk free interest rate of 4.45 and 4.84 percent.

     A summary of the status of the Company's stock option plans as of May 31, 2001 and 2000 and changes for the years then ended are as follows:

                                                                    Weighted
                                                                     Average
                                                                    Exercise
                                                 Shares               Price
                                               ---------          ------------
         Outstanding at May 31, 1999              60,000                2.00
                  Granted                        100,000                1.73
                  Exercised                      100,000                1.73
                  Forfeited                            -                   -
                                             -----------         -----------
         Outstanding at May 31, 2000              60,000                2.00
                  Granted                        428,000                2.18
                  Exercised                            -                   -
                  Forfeited                            -                   -
                                             -----------         -----------
         Outstanding at May 31, 2001             488,000                2.15
                                             ===========         ===========


                                                  2001                  2000
                                              ----------           -----------
         Exercisable at May 31                    60,000                60,000
                                                ========             =========
         Weighted average fair value of
              options granted during the year $     1.38         $         .07
                                              ==========         =============
         Weighted averaged remaining
           contractual life (in years)
           2001, 2000 plans respectively             6.4                   4.8

NOTE 14.  ACQUISITIONS

     On January 27, 2000, Phazar Aerocorp Inc (fka API Acquisition Corp.) purchased the assets and business of The Upholstery Shop, Inc.! for $2,000,000. The Upholstery Shop, Inc.! provides complete refurbishment for a full range of corporate and executive aircraft interior. The acquisition was recorded using the purchase method of accounting. The results of operations of The Upholstery Shop, Inc.! from January 27, 2000 through May 31, 2000 were included in the Company's consolidated statement of income.

     On May 1, 2000,  the Company  acquired the Phazar  Antenna  Business  Unit, which included inventory, equipment, patents, copyrights and other intellectual property, from BAE Systems Aerospace Inc. in exchange for $360,000 and 172,800 shares of common stock, the fair value of which was $513,043 on that date.