Form 10QSB
period 2001-08-31
PHAZAR CORP
filed 2001-10-15
CIK 724267

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB

(Mark One)
[ X ]    QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d)  OF THE  SECURITIES
EXCHANGE ACT OF 1934
         For the quarterly period ended August 31, 2001

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from ______________ to _______________
           Commission file number 0-12866
                                  -------

                                   PHAZAR CORP
                          (fka ANTENNA PRODUCTS, INC.)
      --------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                            75-1907070
---------------------------------------------------       --------------------
(State or other jurisdiction of incorporation                 (IRS Employer
 or organization)                                          Identification No.)

                101 S.E. 25th Avenue, Mineral Wells, Texas 76067
                ------------------------------------------------
                    (Address of principal executive offices)

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

                                   Yes (X) No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,170,328 as of September 30, 2001.

            PHAZAR CORP (fka ANTENNA PRODUCTS, INC.) AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB

                                                                       PAGE
PART 1       FINANCIAL INFORMATION                                     NUMBER

 Item 1.      Financial Statements for PHAZAR CORP
              and Subsidiaries (unaudited)

              Consolidated Balance Sheets -                              3
              August 31, 2001 and May 31, 2001

              Consolidated Statements of Operations -                    5
              Three Months Ended August 31, 2001 and August 31, 2000

              Consolidated Statements of Cash Flows -                    6
              Three Months Ended August 31, 2001 and August 31, 2000

              Notes to Consolidated Financial Statements                 8

 Item 2.      Management's Discussion and Analysis of                   14
              Financial Condition and Results of Operation

PART II  OTHER INFORMATION                                              15



SIGNATURE

            PHAZAR CORP (fka ANTENNA PRODUCTS, INC.) AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                             August 31, 2001      May 31, 2001
                                               (Unaudited)          (Audited)
                                            -----------------  ---------------

Current assets:

 Cash and cash equivalents                    $    110,583      $    341,413
 Accounts receivable:
   Trade, net of allowance
      for doubtful accounts
      of $45,898 each year                         940,261         1,074,572

   United States Government                        142,125            88,620
 Inventories                                     2,392,199         2,270,438
Costs and estimated earnings
   in excess of billings on
   refurbishing contracts in progress              269,279           370,454
   Prepaid expenses and other assets                83,234            33,340
   Income taxes receivable                         102,837                 -
   Deferred income taxes                           128,343           128,343
                                           ---------------     -------------
   Total current assets                          4,168,861         4,307,180
                                           ---------------     -------------
Property and equipment, net                      2,102,490         2,165,288

Intangible Assets (Goodwill)                       489,322           498,440

Identifiable Intangible Assets                   1,426,961         1,483,241
                                           ---------------     -------------
TOTAL ASSETS                                 $   8,187,634      $  8,454,149
                                           ===============     =============















The notes to consolidated financial statements are an integral part of these statements

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable                                      $   505,000   $   250,000
  Current portion of long-term debt                      266,892       266,856

  Accounts payable                                       534,323       438,262

  Accrued expenses                                       507,377       418,919
Billings in excess of costs and estimated
    earnings on refurbishing contracts in progress         3,564        52,907
   Income taxes payable                                        -       108,146
                                                     -----------   -----------
   Total current liabilities                           1,817,156     1,535,090
                                                     -----------   -----------
Long-term debt
                                                       1,980,358     2,051,385
Note payable to shareholder                              800,000       800,000
Deferred income taxes                                    238,581       238,581
                                                     -----------   -----------
    Total long-term liabilities                        3,018,939     3,089,966
                                                     -----------   -----------
    Total liabilities                                  4,836,095     4,625,056
                                                     -----------   -----------
Commitments and Contingencies                                  -             -

MINORITY INTEREST IN SUBSIDIARY                                -        25,546

SHAREHOLDERS' EQUITY

Common stock, $0.01 par, 8,000,000 shares
  authorized.  2,170,328 and 2,169,328 issued
  and outstanding respectively                            21,703        21,694
  Additional paid in capital                           2,745,976     2,744,526
  Retained earnings                                      583,860     1,037,327
                                                     -----------   -----------
    Total shareholders' equity                         3,351,539     3,803,547

TOTAL LIABILITIES  AND SHAREHOLDERS' EQUITY          $ 8,187,634   $ 8,454,149
                                                     ===========   ===========








The Notes to Consolidated Financial Statements are an integral part of these statements

            PHAZAR CORP (fka ANTENNA PRODUCTS, INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED AUGUST 31, 2001 AND 2000
                                   (Unaudited)

                                               2001                 2000
                                        ------------------   ----------------

Sales and contract revenues                $ 2,466,829            $ 4,000,233
Cost of sales and contracts                  2,194,390              3,177,631
                                        --------------        ---------------
   Gross Profit                                272,439                822,602

Sales and administration expenses              794,307                658,817
                                        --------------        ---------------
   Operating Profit (Loss)                    (521,868)               163,785
                                        --------------        ---------------
Other income (expense)

     Interest expense                          (66,231)              (113,943)

     Interest income                                17                      7

     Other Income                               18,086                  6,404
                                        --------------        ---------------
Total other expense                            (48,128)              (107,532)
                                        --------------        ---------------
Income (loss) from operations before
  income taxes and minority interest          (569,996)                56,253

Income tax (provision) benefit                  90,983                (19,126)
                                        --------------        ---------------
  Income (loss) before minority interest      (479,013)                37,127
                                        --------------        ---------------
  Minority interest in subsidiary's loss        25,546                      -
                                        --------------        ---------------
Net Income (loss)                             (453,467)                37,127
                                        ==============        ===============
Earnings (loss) per common share          $      (0.21)              $   0.02
                                        ==============        ===============







The Notes to Consolidated Financial Statements are an integral part of these statements

            PHAZAR CORP (fka ANTENNA PRODUCTS, INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE QUARTERS ENDED AUGUST 31, 2001 AND 2000
                                   (Unaudited)

                                                          2001          2000
                                                          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                      $ (453,467)   $  37,127
  Adjustments to reconcile net income (loss)
to net cash
  provided by operating activities:
    Depreciation                                           81,066      158,651
    Amortization                                           65,398            -
    Stock based compensation                                1,459            -
    Deferred federal income tax                                 -            -
    Changes in assets and liabilities:
      Accounts receivable                                  80,806      (17,581)
      Cost in excess of billings
        billings on refurbishing contracts in progress    101,175     (475,988)
      Inventory                                          (121,761)     161,905
      Prepaid expenses                                    (49,894)     (28,279)
      Income taxes receivable                            (102,837)      19,126
      Accounts payable                                     96,061      336,635
      Accrued expenses                                     88,458            -
      Billings in excess of costs and estimated
        earnings on refurbishing contracts in progress    (49,343)     265,669
      Income taxes payable                               (108,146)           -
      Minority interest                                   (25,546)           -
                                                       ----------    ---------
  Net cash provided by operating activities              (396,571)     457,265

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                      (18,268)           -
                                                       ----------    ---------
       Net cash used in investing activities              (18,268)           -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under bank line of credit     255,000     (551,229)
  Principal payments on long term debt                    (70,991)     (55,640)
                                                       ----------    ---------
Net cash (used in)
 provided  by financing activities                        184,009     (606,869)
                                                       ----------    ---------
  Net increase  in cash and cash equivalents             (230,830)    (149,604)
  CASH AND CASH EQUIVALENTS, beginning of period          341,413      337,348
                                                       ----------    ---------
  CASH AND CASH EQUIVALENTS, end of period             $  110,583    $ 187,744
                                                       ==========    =========

The Notes to Consolidated Financial Statements are an integral part of these statements.

            PHAZAR CORP (fka ANTENNA PRODUCTS, INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE QUARTERS ENDED AUGUST 31, 2001 AND 2000


SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
Cash paid during the period for:

Interest (none capitalized)                            $   66,214    $ 113,943
                                                       ==========    =========

    Income taxes                                       $        -    $       -
                                                       ==========    =========
SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
 Issuance of common stock in exchange
  for equipment and intangible assets                  $        -    $       -
                                                       ==========    =========

 Stock based compensation                              $    1,459    $       -
                                                       ==========    =========





















The Notes to Consolidated Financial Statements are an integral part of these statements.

                                     PART 1

NOTE 1            STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 31, 2001, the results of operations for the three months ended August 31, 2001 and August 31, 2000 and the cash flows for the three months ended August 31, 2001 and August 31, 2000. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's audited financial statements for its fiscal year ended May 31, 2001.

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

Antenna Products Corporation is primarily a build to order company and most manufacturing requirements are established on a contract basis. For this reason, the majority of the inventory is work in process. Approximately 18% of total inventory, $418,725 is currently maintained in stock for delivery to customers. Some raw materials are also inventoried to support customer delivery schedules. Antenna Products Corporation performs work for the United States Government primarily under fixed-price prime contracts and subcontracts. Under fixed-price contracts, Antenna Products Corporation realizes any benefit or detriment occasioned by lower or higher costs of performance.

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

Backlog

The backlog of orders at Antenna Products Corporation was $3.8 million on August 31, 2001. This compares to $3.1 million in backlog at the end of fiscal year 2001. Over 80% of this backlog will be delivered in the balance of the 2002 fiscal year.

The backlog of orders at Phazar Aerocorp Inc. (fka API Acquisition Corp) (dba The Upholstery Shop, Inc.!) was $800 thousand on August 31, 2001. This compares to $1.2 million in backlog at the end of fiscal year 2001. All of the $800 thousand in backlog will be delivered in the 2002 fiscal year.

Phazar Antenna Corp. orders are normally shipped within 2 weeks; hence Phazar Antenna Corp. backlog of orders was negligible on August 31, 2001.

NOTE 3            INVENTORIES

     The major components of inventories are as follows:

                                      August 31,2001             May 31, 2001
                                      --------------             ------------
         Raw materials                $      459,585             $    360,284
         Work in process                   1,513,889                1,297,008
         Finished goods                      418,725                  613,146
                                      --------------             ------------
                                      $    2,392,199             $  2,270,438


NOTE 4            NOTES PAYABLE

     At August 31, 2001 and May 31, 2001, notes payable consist of a revolving note payable to a bank, with a maximum amount not to exceed the lesser of $3,000,000, or a calculated borrowing base determined by a formula based upon the amount of certain qualified receivables and inventories as defined in the loan agreement.

     Interest is payable monthly at the prime rate (6.5% and 7% at August 31, 2001, and May 31, 2001, respectively) plus 1% until October 31, 2001, when any unpaid principal and interest shall be due. Borrowings under the revolving note payable are collateralized by accounts receivable and inventories as defined in the loan agreement. At August 31, 2001, available borrowings under this credit facility were limited to the borrowing base amount of $1,897,987. Borrowings are partially guaranteed by a principal shareholder and under the agreement, the Company must maintain a minimum net worth of $1,500,000 and working capital of $1,000,000.

     At August 31, 2000 and May 31, 2001, note payable to shareholder consists of an $800,000 subordinated note to a principal shareholder of the Company. In the initial years, only interest at the prime rate (6.5% and 7% at August 31, 2001 and May 31, 2001, respectively) is payable, with monthly principal payments scheduled to begin in June 2002, and maturing in May 2007. The commencement of principal payments on the subordinated note is prohibited under the terms of the bank note until the bank note is paid in full.

NOTE 5            LONG TERM DEBT

     At August 31, 2001 and May 31, 2001, long-term debt consists of the following:

                                                  August 31, 2001  May 31, 2001
                                                  ---------------  ------------
     Mortgage note to a bank, guaranteed
     80% by a U.S. Government agency,
     payable $10,050 per month, including
     interest at the prime rate (6.5 % and
     7% at August 31, 2001 and May 31, 2001,
     respectively) plus 1/2 %; collateralized
     by certain real estate, fixtures and
     assignment of life insurance policy with
     a principal shareholder and the Company
     is required to maintain certain covenants
     including $1,000,000 in working capital
     and a ratio of maximum debt to net worth
     of seven to one.                             $     797,185    $    809,848


     Note payable to a bank, payable in
     installments of $28,724 per month until
     maturity date of January 26, 2007, when
     remaining balance is due, including
     interest at the prime rate (6.5 % and
     7% at August 31, 2001 and May 31, 2001,
     respectively)  plus 1% secured by
     property and equipment. The note is also
     guaranteed by a principal shareholder.       $   1,450,065    $  1,508,393


     Less current portion of long-term debt       $     266,892    $    266,856
                                                  -------------    ------------
                                                  $   1,980,358    $  2,051,385
                                                  =============    ============

            PHAZAR CORP (fka ANTENNA PRODUCTS, INC.) AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                        OPERATION AND FINANCIAL CONDITION

The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition and operating results for the period included in the accompanying financial statements.

Results of Operations
---------------------
First Quarter Ended August 31, 2001 Compared to First Quarter Ended August 31, 2000

PHAZAR CORP consolidated sales from operations were $2,466,829 for the quarter ended August 31, 2001 compared to sales of $4,000,233 for the first quarter ended August 31, 2000. PHAZAR CORP recorded a net loss of $453,467 for the first quarter of fiscal year 2002 compared to a net profit of $37,127 for the first quarter of fiscal year 2001.

The Company's loss in the first quarter of fiscal year 2002 was the direct result of slow sales and lower volumes at Antenna Products Corporation, Phazar Antenna Corp. and Phazar Aerocorp Inc.

The gross profit margin for the first quarter was 11% compared to 21% for the first quarter of last year. The gross profit margin decreased due to the slowdown in production areas and the need to reassign direct labor personnel to internal jobs related to the completion of the new facility at Meacham International Airport, Fort Worth, Texas.

Due to the addition of key technical and marketing personnel at Phazar Antenna Corp. in November, 2000, sales and administrative expenses were higher in the first quarter of fiscal year 2002, $794,307 versus $658,817 in the first quarter of fiscal year 2001. Sales and administrative expenses as a ratio to sales were 32% in the first quarter of this year compared to 16% in the same period last year.

Interest expense in the first quarter of fiscal year 2002 was $66,231 versus $113,943 in the same time period of fiscal year 2001.

PHAZAR CORP's backlog totaled $4.6 million on August 31, 2001. This included $3.8 million at Antenna Products Corporation and $800 thousand at Phazar Aerocorp Inc. PHAZAR CORP backlog totaled $5.4 million on August 31, 2000.

Based on early second quarter customer requirements, Antenna Products Corporation's sales are expected to improve in the second quarter of fiscal year 2002. Phazar Aerocorp Inc.'s sales are expected to improve after the subsidiary completes the move into the new 86,000 square foot facility at Meacham International Airport in Fort Worth, Texas in October.

Liquidity and Capital Resources

PHAZAR CORP's current assets total $4,168,861 as of August 31, 2001 with $3,474,585 in inventory and accounts receivable. Receivables are $1,082,386 at quarter ending August 31, 2001 compared to $1,163,192 at fiscal 2001 year-end. Net inventories have increased slightly from $2,270,438 at May 31, 2001 to $2,392,199. Cash accounts have decreased $230,830 from May 31, 2001. Current liabilities of the Company increased $282,066 from fiscal year end due to the increase in accounts payable and accrued expenses.

PHAZAR CORP has a $3.0 million revolving demand line of credit that is partially guaranteed by a principal shareholder. The credit line is regulated under a borrowing base formula using inventories and accounts receivable as collateral. The interest rate is established as one percentage point over Wall Street prime and is subject to a loan agreement with restrictive covenants. The most restrictive financial covenant requires Antenna Products Corporation to maintain $1.5 million in tangible net worth and $1.0 million of working capital. As of

August 31, 2001 Antenna Products Corporation and Phazar Aerocorp Inc. had drawn $505 thousand of the $3.0 million line of credit with $1,392,987 of the borrowing base available and unused. The revolving credit line agreement is renewable in October 2001. PHAZAR CORP anticipates renewal of this credit line and has projected that the credit available is sufficient to cover the operational requirements of the subsidiaries in fiscal year 2002.




            PHAZAR CORP (fka ANTENNA PRODUCTS, INC.) AND SUBSIDIARIES
                            PART II-OTHER INFORMATION





                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   PHAZAR CORP




Date:  October 15, 2001             /s/ Clark D. Wraight
                                    --------------------------------------------
                                    Clark D. Wraight, Vice President
                                    and Principal Financial Officer