Form 10QSB
period 2001-11-30
PHAZAR CORP
filed 2002-01-14
CIK 724267

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended November 30, 2001

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
       For the transition period from ______________ to _______________
       Commission file number 0-12866
                              -------

                                   PHAZAR CORP
                          (fka ANTENNA PRODUCTS, INC.)
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                          75-1907070
---------------------------------------------         -------------------
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

                                   Yes (X) No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,171,628 as of November 30, 2001.

            PHAZAR CORP (fka ANTENNA PRODUCTS, INC.) AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB

                                                                     PAGE
PART 1        FINANCIAL INFORMATION                                  NUMBER

   Item 1.        Financial Statements for PHAZAR CORP
                  and Subsidiaries

                  Consolidated Balance Sheets -                         3
                  November 30, 2001 and May 31, 2001

                  Consolidated Statements of Operations -               5
                  Three Months Ended November 30, 2001
                       and November 30, 2000
                  Six Months Ended November 30, 2001
                       and November 30, 2000

                  Consolidated Statements of Cash Flows -               6
                  Six Months Ended November 30, 2001
                       and November 30, 2000

                  Notes to Consolidated Financial Statements            8

   Item 2.        Management's Discussion and Analysis of              14
                  Financial Condition and Results of Operation

PART II       OTHER INFORMATION                                        16



SIGNATURE

            PHAZAR CORP (fka ANTENNA PRODUCTS, INC.) AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                        November 30, 2001      May 31, 2001
                                                            (Unaudited)         (Audited)
                                                        ------------------  --------------------

Current assets:

  Cash and cash equivalents                                 $    26,435       $      341,413
  Accounts receivable:
     Trade, net of allowance for doubtful accounts

        of $45,898 each year                                  1,657,588            1,074,572

      United States Government                                   72,388               88,620
   Inventories                                                2,003,998            2,270,438
Costs and estimated earnings in excess
      of billings on refurbishing contracts in progress         336,216              370,454
   Prepaid expenses and other assets                            107,700               33,340
   Income taxes receivable                                      268,618                    -
   Deferred income taxes                                        128,343              128,343
                                                         --------------       --------------

   Total current assets                                       4,601,286            4,307,180
                                                         --------------       --------------
Property and equipment, net
                                                              2,138,334            2,165,288

Intangible Assets (Goodwill)                                    480,205              498,440

Identifiable Intangible Assets                                1,370,682            1,483,241
                                                         --------------       --------------

TOTAL ASSETS                                              $   8,590,507       $    8,454,149
                                                         ==============       ==============














The Notes to Consolidated Financial Statements are an integral part of these statements.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                        November 30, 2001      May 31, 2001
                                                            (Unaudited)         (Audited)
                                                        ------------------  --------------------

Current liabilities:
  Notes payable                                           $     830,000       $      250,000
  Current portion of long-term debt                             266,892              266,856

  Accounts payable                                              350,341              438,262

  Accrued expenses                                              553,284              418,919
Billings in excess of costs and estimated
    earnings on refurbishing contracts in progress              314,010               52,907
   Income taxes payable                                               -              108,146
                                                         --------------       --------------
   Total current liabilities                                  2,314,527            1,535,090
                                                         --------------       --------------
Long-term debt                                                1,903,050            2,051,385
Note payable to shareholder                                     800,000              800,000
Deferred income taxes                                           238,581              238,581
                                                         --------------       --------------
   Total long-term liabilities                                2,941,631            3,089,966
                                                         --------------       --------------
   Total liabilities                                          5,256,158            4,625,056
                                                         --------------       --------------
Commitments and Contingencies                                         -                    -

MINORITY INTEREST IN SUBSIDIARY                                       -               25,546

SHAREHOLDERS' EQUITY

Common stock, $0.01 par, 8,000,000 shares
  authorized.  2,171,628 and 2,169,328 issued
  and outstanding respectively                                   21,715               21,694
  Additional paid in capital                                  2,748,184            2,744,526
  Retained earnings                                             564,450            1,037,327
                                                         --------------       --------------
    Total shareholders' equity                                3,334,349            3,803,547

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $   8,590,507       $    8,454,149
                                                         ==============       ==============










The Notes to Consolidated Financial Statements are an integral part of these statements.

            PHAZAR CORP (fka ANTENNA PRODUCTS, INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE PERIODS ENDED NOVEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                     Six Months Ended           Three Months Ended
                                               Nov 30, 2001   Nov 30, 2000  Nov 30, 2001   Nov 30, 2000
                                              -------------   ------------  ------------   ------------
Sales and contract revenues                   $  5,623,250    $  7,985,652  $  3,156,421   $  3,985,419
Cost of sales and contracts                      4,389,164       6,071,799     2,194,774      2,894,168
                                              ------------    ------------  ------------   ------------

   Gross Profit                                  1,234,086       1,913,853       961,647      1,091,251

Sales and administration expenses                1,885,549       1,442,100     1,091,242        783,283
                                              ------------    ------------  ------------   ------------

   Operating Profit (Loss)                        (651,463)        471,753      (129,595)       307,968
                                              ------------    ------------  ------------   ------------
Other income (expense)
     Interest expense                             (125,820)       (223,195)      (59,589)      (109,251)
     Interest income                                   358              82           341             76
     Other Income                                   21,738          10,060         3,652          3,660
                                              ------------    ------------  ------------   ------------

Total other expense                               (103,724)       (213,053)      (55,596)      (105,516)
                                              ------------    ------------  ------------   ------------
Income (loss) from operations before
 income taxes and minority interest               (755,187)        258,700      (185,191)       202,453

Income tax (provision) benefit                     256,764         (87,959)      165,781        (68,834)
                                              ------------    ------------  ------------   ------------

     Income (loss) before minority interest       (498,423)        170,741       (19,410)       133,619
                                              ------------    ------------  ------------   ------------

     Minority interest in subsidiary's loss         25,546          13,271             -         13,271
                                              ------------    ------------  ------------   ------------

Net income (loss)                             $   (472,877)   $    157,470  $    (19,410)  $    120,348
                                              ============    ============  ============   ============

Earnings (loss) per common share              $      (0.22)   $        .07  $       (.01)  $        .05
                                              ============    ============  ============   ============












The Notes to Consolidated Financial Statements are an integral part of these statements.

            PHAZAR CORP (fka ANTENNA PRODUCTS, INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                                    Six Months Ended
                                                         November 30, 2001  November 30, 2000
                                                         -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                         $      (472,877)   $       157,470
  Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation                                                  162,133            166,859
    Amortization                                                  130,795            166,613
    Stock based compensation                                        3,680              2,700
    Deferred federal income tax                                         -                  -
    Changes in assets and liabilities:
      Accounts receivable                                        (566,784)          (718,061)
      Cost in excess of billings
        on refurbishing contracts in progress                      34,238            (21,329)
      Inventory                                                   266,440            490,018
      Prepaid expenses                                            (74,360)           (24,505)
      Income taxes receivable                                    (268,618)            87,595
      Accounts payable                                            (87,921)            62,910
      Accrued expenses                                            134,365            185,739
      Billings in excess of costs and estimated
        earnings on refurbishing contracts in progress            261,103            (32,767)
      Income taxes payable                                       (108,146)                 -
      Minority interest                                           (25,546)            13,271
                                                          ---------------    ---------------
  Net cash provided by (used in) operating activities            (611,498)           536,877

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                             (135,181)           (15,300)
  Proceeds from sale of equipment                                       -             12,792
                                                          ---------------    ---------------
       Net cash used in investing activities                     (135,181)            (2,508)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under bank line of credit             580,000           (667,000)
  Principal payments on long term debt                           (148,299)          (105,870)
                                                          ---------------    ---------------
Net cash (used in)
 provided by financing activities                                 431,701           (772,870)
                                                          ---------------    ---------------
  Net increase (decrease) in cash and cash equivalents           (314,978)          (238,501)
  CASH AND CASH EQUIVALENTS, beginning of
  Period                                                          341,413            337,348
                                                          ---------------    ---------------
  CASH AND CASH EQUIVALENTS, end of period                $        26,435             98,847
                                                          ===============    ===============







The Notes to Consolidated Financial Statements are an integral part of these statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:

Interest (none capitalized)                          $  125,820  $  223,195
                                                     ==========  ==========
    Income taxes                                     $  120,000           -
                                                     ==========  ==========

SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
 Notes issued for equipment and intangible assets             -      72,000
 Stock issued for non-compete agreements             $        -  $   60,000
                                                     ==========  ==========
 Stock based compensation                            $    3,680       2,700
                                                     ==========  ==========



The Notes to Consolidated Financial Statements are an integral part of these statements.

                                     PART 1

NOTE 1            STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 2001, the results of operations for the six months ended and three months ended November 30, 2001 and November 30, 2000, and the cash flows for the six months ended November 30, 2001 and November 30, 2000. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's audited financial statements for its fiscal year ended May 31, 2001.

NOTE 2            BUSINESS

General

A majority of the shareholders of Antenna Products, Inc. approved changing the corporate name to PHAZAR CORP because there had been a tendency to confuse the Antenna Products, Inc. name with that of its original operating subsidiary, Antenna Products Corporation. The name change was effective on the Nasdaq Stock Market as of the open of business on March 12, 2001. The trading symbol remained "ANTP".

At the same time, the name of API Acquisition Corp. dba The Upholstery Shop, Inc.!, another operating subsidiary was changed to Phazar Aerocorp Inc. The Subsidiary began using the name Phazar Aerocorp Inc. in November after the subsidiary moved into a new 86,000 square foot facility at Meacham International Airport in Fort Worth, Texas.

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

Antenna Products Corporation's customer base is primarily government and government prime contractor focused, but this is slowly changing as Antenna Products Corporation continues to develop and market new commercial products. Antenna Products Corporation's market is international in scope. Antenna Products Corporation currently focuses on developing domestic markets and has a limited amount of foreign sales. The specialized need of Antenna Products Corporation's customers and the technology required to meet those needs change constantly. Accordingly, Antenna Products Corporation stresses its engineering, installation, service and other support capabilities. Antenna Products Corporation uses its own sales and engineering staff to service its principal markets. Some of Antenna Products Corporation's contracts are large relative to total annual sales volume and therefore the composition of the customer base is different year to year. In 2001 THALES ATM, Inc. was the single largest customer, and accounted for 10% of the sales volume. The U.S. Government totaled 8% of sales. Orders for equipment in some of these product categories are in backlog and, therefore, THALES ATM, Inc. and the U.S. Government are expected to be major clients again in 2002.

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

Antenna Products Corporation is primarily a build to order company and most manufacturing requirements are established on a contract basis. For this reason, the majority of the inventory is work in process. Approximately 20% of total inventory, $400,685 is currently maintained in stock for delivery to customers. Some raw materials are also inventoried to support customer delivery schedules. Antenna Products Corporation performs work for the United States Government primarily under fixed-price prime contracts and subcontracts. Under fixed-price contracts, Antenna Products Corporation realizes any benefit or detriment occasioned by lower or higher costs of performance.

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

Antenna Products Corporation plans to reinvest from 2% to 5% of sales in research and development projects, and bid and proposal activities. The mix of expenditures between the two areas in any given year is a function of the demand for new independently developed innovative systems and the level of requirements solicited. In 2001 Antenna Products Corporation invested 2.1% of sales in independent research and development (R&D) and bid and proposal activities (B&P). The level of expenditures for R&D and B&P as a ratio to sales in the first six months of 2002 was 3.1% of sales. Antenna Products Corporation does not consider patents to be material to its operations nor would the loss of any patents adversely affect operations.

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

Phazar Aerocorp Inc. moved in November to a new 86,000 square foot facility at Meacham International Airport in Fort Worth Texas. Phazar Aerocorp Inc.'s address at Meacham International Airport is 4701 N. Main Street, Fort Worth, Texas 76106. The new telephone number is (817) 626-2842.

Phazar Aerocorp Inc. leased the new facility at Meacham International Airport from a partnership that is 80% owned by Gary W. Havener, Principal Executive Officer and Director of PHAZAR CORP and 20% owned by Brian Perryman, Vice President of Phazar Aerocorp Inc.

Phazar Aerocorp Inc. provides complete refurbishment for a full range of corporate and executive aircraft interiors. The range and scope of these services include design and fabrication of seats, side panels, headliners, galleys and cabinets, as well as the design and installation of custom lighting, entertainment systems and cabin management systems.

Phazar Aerocorp Inc. removes existing interiors of aircraft and installs new interiors designed to customer specifications and coordinates the refurbishment of exteriors for customers when required. Phazar Aerocorp Inc. provides this service on virtually all-executive and corporate class aircraft, including, but not limited to: Lear, Cessna, Gulfstream, Galaxy, Dassault, and Bombardier. The refurbishments are diverse with the lower range being a minor upgrading of Lear 25's to total interior upgrading of the larger aircraft of the Gulfstream and Falcon family.

Phazar Antenna Corp.

Phazar Antenna Corp. is a wholly owned subsidiary of PHAZAR CORP. It was formed as a Delaware Corporation and activated on June 1, 2000. Phazar Antenna Corp. operates as a marketing, research and product development unit. Phazar Antenna Corp. currently leases space at 122 Remington Boulevard, Ronkonkoma, New York, 11779. The telephone number is (631) 471-6660.

Phazar Antenna Corp. markets a complete line of fixed and mobile antennas for ISM (instrument scientific medical), wireless Internet, wireless LAN, wireless local loop, fixed GPS, MMDS (fixed wireless) and embedded Bluetooth market applications. Phazar Antenna Corp. also provides a comprehensive line of antennas and tower top amplifiers for the wireless industry for cellular, PCS and GSM applications. The product lines are produced at Antenna Products Corporation's plant in Mineral Wells, Texas.

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

Backlog

The backlog of orders at Antenna Products Corporation was $3.0 million on November 30, 2001. This compares to $3.1 million in backlog at the end of fiscal year 2001. Over 70% of this backlog will be delivered in the balance of the 2002 fiscal year.

The backlog of orders at Phazar Aerocorp Inc. (fka API Acquisition Corp) (dba Phazar Aerocorp Inc.) was $805 thousand on November 30, 2001. This compares to $1.2 million in backlog at the end of fiscal year 2001. All of the $805 thousand in backlog will be delivered in the 2002 fiscal year.

Phazar Antenna Corp. orders are normally shipped within 2 weeks; hence Phazar Antenna Corp. backlog of orders was negligible on November 30, 2001.

NOTE 3            INVENTORIES

     The major components of inventories are as follows:

                                 November 30, 2001            May 31, 2001
                                 -----------------   ---------------------
         Raw materials           $         586,613   $             360,284
         Work in process                 1,016,700               1,297,008
         Finished goods                    400,685                 613,146
                                 -----------------   ---------------------
                                 $       2,003,998   $           2,270,438

NOTE 4            NOTES PAYABLE

     At November 30, 2001 and November 30, 2000, notes payable consist of a revolving note payable to a bank, with a maximum amount not to exceed the lesser of $ 2,000,000 and $3,000,000 respectively, or a calculated borrowing base determined by a formula based upon the amount of certain qualified receivables and inventories as defined in the loan agreement.

     Interest is payable monthly at the prime rate (5% and 9.5% at November 30, 2001, and November 30, 2000 respectively) plus 1% until September 30, 2002, when any unpaid principal and interest shall be due. Borrowings under the revolving note payable are collateralized by accounts receivable and inventories as defined in the loan agreement. At November 30, 2001, available borrowings under this credit facility were limited to the borrowing base amount of $2,000,000. Under the agreement, the Company must maintain a minimum net worth of $1,500,000 and working capital of $1,000,000.

     At November 30, 2001 and November 30, 2000, note payable to shareholder consists of an $800,000 subordinated note to a principal shareholder of the Company. In the initial years, only interest at the prime rate (5% and 9.5% at November 30, 2001 and November 30, 2000 respectively) is payable, with monthly principal payments scheduled to begin in June 2002, and maturing in May 2007. The commencement of principal payments on the subordinated note is prohibited under the terms of the bank note until the bank note is paid in full.

NOTE 5            LONG TERM DEBT

     At November 30, 2001 and November 30, 2000, long-term debt consists of the following:

                                                November 30, 2001  May 31, 2001
                                                -----------------  ------------

     Mortgage note to a bank, guaranteed 80%
     by a U.S. Government agency, payable
     $10,050 per month, including interest at
     the prime rate (5 % and 9.5% at November
     30, 2001 and November 30,2000
     respectively) plus 1/2 %; collateralized
     by certain real estate, fixtures and
     assignment of life insurance policy with
     a principal shareholder and the Company
     is required to maintain certain
     covenants including $1,000,000 in
     working capital and a ratio of maximum
     debt to net worth of seven to one.              $   783,369   $   809,848

     Note payable to a bank, payable in
     installments of $28,724 per month until
     maturity date of January 26, 2007, when
     remaining balance is due, including
     interest at the prime rate (5% and 9.5%
     at November 30, 2001 and November 30,
     2000 respectively) plus 1% secured by
     property and equipment. The note is also
     guaranteed by a principal shareholder.          $ 1,386,573   $ 1,508,393

     Less current portion of long-term debt          $  (266,892)  $  (266,856)
                                                     -----------   -----------
                                                     $ 1,903,050   $ 2,051,385
                                                     ===========   ===========

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

Results of Operations
---------------------
Second Quarter Ended November 30, 2001 Compared to Second Quarter Ended November 30, 2000

PHAZAR CORP consolidated sales from operations were $3,156,421 for the quarter ended November 30, 2001 compared to sales of $3,985,419 for the second quarter ended November 30, 2000. PHAZAR CORP recorded a net loss of $19,410 for the second quarter of fiscal year 2002 compared to a net profit of $120,348 for the second quarter of fiscal year 2001.

Antenna Products Corporation sales and income improved in the second quarter of fiscal year 2002. But, slow sales and lower volumes at Phazar Antenna Corp. and Phazar Aerocorp Inc. resulted in the consolidated loss for the second quarter of fiscal year 2002.

The gross profit margin for the second quarter was 30% compared to 27% for the second quarter of last year. The gross profit margin increased due to the improved performance of Antenna Products Corporation.

Due to the addition of key technical and marketing personnel at Phazar Antenna Corp. in November 2000, sales and administrative expenses were higher in the second quarter of fiscal year 2002, $1,091,242 versus $783,283 in the second quarter of fiscal year 2001. Sales and administrative expenses as a ratio to sales were 35% in the second quarter of this year compared to 20% in the same period last year.

Interest expense in the second quarter of fiscal year 2002 was $59,589 versus $109,251 in the same time period of fiscal year 2001.

PHAZAR CORP's backlog totaled $3.8 million on November 30, 2001. This included $3.0 million at Antenna Products Corporation and $805 thousand at Phazar Aerocorp Inc. PHAZAR CORP's backlog totaled $4.1 million on November 30, 2000.

Six Months  Ended  November 30, 2001  Compared to Six Months Ended  November 30,
2000

PHAZAR CORP sales were lower in the first six months of fiscal year 2002. This was due to the slow down in the telecommunications industry and the economic down turn that occurred in the general aviation industry after the tragedy in New York on September 11, 2001.

PHAZAR CORP consolidated sales from operations were $5,623,250 in the first half of fiscal year 2002, compared to $7,985,652 in the first half of fiscal year 2001. PHAZAR CORP recorded a net loss of $472,877 for the six-month period ending November 30, 2001 compared to a net profit of $157,470 for the six-month period ending November 30, 2000. The gross profit margin for the first six months was 22% compared to 24% for the first six months of last year. Sales and administrative expenses as a percent of sales were 34% in the first six months of this year compared to 18% in the same period last year. PHAZAR CORP's operating margin for the first half of fiscal year 2002 was a negative 12% compared to 6% in the first half of fiscal year 2001. In the first six months of this year, warranty costs averaged less than 1% of sales, $3,806 compared to $30,570 in the same period last year. Discretionary products development spending was $149,629, or 3% of sales, compared to $107,172 or 1% of sales for the comparable period last year.

Liquidity and Capital Resources

PHAZAR CORP's current assets total $4,601,286 as of November 30, 2001 with $3,733,974 in inventory and accounts receivable. Receivables are $1,729,976 at quarter ending November 30, 2001 compared to $1,163,192 at fiscal 2001 year-end. Net inventories have decreased from $2,270,438 at May 31, 2001 to $2,003,998. Cash accounts have decreased $314,978 from May 31, 2001. Current liabilities of the Company increased $779,437 from fiscal year end due to the increase in notes payable, accrued expenses, and billings in excess of costs and estimated earnings on refurbishing contracts in progress.

PHAZAR CORP has a $2.0 million revolving demand line of credit. The credit line is regulated under a borrowing base formula using inventories and accounts receivable as collateral. The interest rate is established as one percentage point over Wall Street prime and is subject to a loan agreement with restrictive covenants. The most restrictive financial covenant requires Antenna Products

Corporation to maintain $1.5 million in tangible net worth and $1.0 million of working capital. As of November 30, 2001 Antenna Products Corporation and Phazar Aerocorp Inc. had drawn $830 thousand of the $2.0 million line of credit with $1,170,000 of the borrowing base available and unused. The revolving credit line agreement is renewable in September 2002. PHAZAR CORP has projected that the credit available is sufficient to cover the operational requirements of the subsidiaries in fiscal year 2002.

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





                                   PHAZAR CORP




Date:  January 14, 2002            /s/ Clark D. Wraight
                                   --------------------------------------------
                                   Clark D. Wraight, Vice President
                                   and Principal Financial Officer