Form 10QSB
period 2002-02-28
PHAZAR CORP
filed 2002-04-12
CIK 724267

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB

(Mark One)
       [ X ]  QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d)  OF THE  SECURITIES
              EXCHANGE ACT OF 1934
              For the quarterly period ended February 28, 2002
                                             -----------------
       [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
              For the transition period from ______________ to _______________
               Commission file number 0-12866
                                      -------

                                   PHAZAR CORP
                          (fka ANTENNA PRODUCTS, INC.)
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Delaware                                              75-1907070
------------------------------------------------          -------------------
(State or other jurisdiction of incorporation or            (IRS Employer
organization)                                             Identification No.)

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

                                   Yes (X) No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,172,928 as of February 28, 2002.

            PHAZAR CORP (fka ANTENNA PRODUCTS, INC.) AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB

                                                                         PAGE
PART 1       FINANCIAL INFORMATION                                      NUMBER

 Item 1.            Financial Statements for PHAZAR CORP
             and Subsidiaries

                    Consolidated Balance Sheets -                          3
                    February 28, 2002 and May 31, 2001

                    Consolidated Statements of Operations -                5
                    Three Months Ended February 28, 2002
                        and February 28, 2001
                    Nine Months Ended February 28, 2002
                        and February 28, 2001

                    Consolidated Statements of Cash Flows -                6
                    Nine Months Ended February 28, 2002
                        and February 28, 2001

                    Notes to Consolidated Financial Statements             8

 Item 2.            Management's Discussion and Analysis of               13
                    Financial Condition and Results of Operation

PART II      OTHER INFORMATION                                            15



SIGNATURE                                                                 15

            PHAZAR CORP (fka ANTENNA PRODUCTS, INC.) AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                  February 28, 2002 May 31, 2001
                                                    (Unaudited)      (Audited)
                                                  ----------------- ------------

Current assets:
  Cash and cash equivalents                       $   163,723       $    341,413
  Accounts receivable:
    Trade, net of allowance for doubtful accounts
      of $45,898 each year                            904,244          1,074,572

    United States Government                          127,123             88,620
  Inventories                                       2,092,636          2,270,438
  Costs and estimated earnings in excess
    of billings on refurbishing contracts
    in progress                                       342,253            370,454
  Prepaid expenses and other assets                    99,888             33,340
  Income taxes receivable                             409,491                  -
  Deferred income taxes                               128,343            128,343
                                                  -----------       ------------
  Total current assets                              4,267,701          4,307,180
                                                  -----------       ------------
Property and equipment, net                         2,099,130          2,165,288

Intangible Assets (Goodwill)                          471,087            498,440

Identifiable Intangible Assets                      1,314,402          1,483,241
                                                  -----------       ------------

TOTAL ASSETS                                      $ 8,152,320       $  8,454,149
                                                  ===========       ============



The Notes to Consolidated Financial Statements are an integral part of these statements.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                  February 28, 2002 May 31, 2001
                                                    (Unaudited)      (Audited)
                                                  ----------------- ------------

Current liabilities:
                                                  $   850,000       $    250,000
  Current portion of long-term debt                   266,892            266,856

  Accounts payable                                    486,938            438,262

  Accrued expenses                                    544,272            418,919

  Billings in excess of costs and estimated
    earnings on refurbishing contracts in progress     77,797             52,907
  Income taxes payable                                      -            108,146
                                                  -----------       ------------
     Total current liabilities                      2,225,899          1,535,090
                                                  -----------       ------------
Long-term debt                                      1,825,065          2,051,385
Note payable to shareholder                           800,000            800,000
Deferred income taxes                                 238,581            238,581
                                                  -----------       ------------
     Total long-term liabilities                    2,863,646          3,089,966
                                                  -----------       ------------
     Total liabilities                              5,089,545          4,625,056
                                                  -----------       ------------
Commitments and Contingencies                               -                  -

MINORITY INTEREST IN SUBSIDIARY                             -             25,546

SHAREHOLDERS' EQUITY

Common stock, $0.01 par, 8,000,000 shares
  authorized.  2,172,928 and 2,168,128 issued
  and outstanding respectively                         21,729             21,694
  Additional paid in capital                        2,750,056          2,744,526
  Retained earnings                                   290,990          1,037,327
                                                  -----------       ------------
    Total shareholders' equity                      3,062,775          3,803,547

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 8,152,320       $  8,454,149
                                                  ===========       ============





The Notes to Consolidated Financial Statements are an integral part of these statements.

            PHAZAR CORP (fka ANTENNA PRODUCTS, INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE PERIODS ENDED FEBRUARY 28, 2002 AND 2001
                                   (Unaudited)

                                        Nine Months Ended               Three Months Ended
                                  Feb 28, 2002    Feb 28, 2001    Feb 28, 2002     Feb 28, 2001
                                  ------------    ------------    ------------     ------------
Sales and contract revenues       $  8,193,158    $ 11,585,120    $  2,569,908     $  3,599,468
Cost of sales and contracts          6,263,756       8,535,310       1,874,592        2,463,511
                                  ------------    ------------    ------------     ------------
   Gross Profit                      1,929,402       3,049,810         695,316        1,135,957

Sales and administration expenses    2,929,984       2,339,937       1,044,435          897,837
                                  ------------    ------------    ------------     ------------
   Operating Profit (Loss)          (1,000,582)        709,873        (349,119)         238,120
                                  ------------    ------------    ------------     ------------
Other income (expense)
     Interest expense                 (182,777)       (319,381)        (56,957)         (96,186)
     Interest Income                       545             325             187              243
     Other Income                       13,294          10,543          (8,444)             483
                                  ------------    ------------    ------------     ------------
Total other expense                   (168,938)       (308,513)        (65,214)         (95,460)
                                  ------------    ------------    ------------     ------------
Income(loss) from operations before
 income taxes and minority interest (1,169,520)        401,360        (414,333)         142,660

Income tax (provision) benefit         397,637        (136,462)        140,873          (48,503)
                                  ------------    ------------    ------------     ------------
     Income (loss) before minority
       interest                       (771,883)        264,898        (273,460)          94,157

     Minority interest in
       subsidiary's loss                25,546           9,726               0            3,545

Net income (loss)                 $   (746,337)   $    255,172    $   (273,460)    $     97,702
                                  ============    ============    ============     ============
Earnings (loss) per common share  $       (.34)   $        .12    $       (.12)    $        .04
                                  ============    ============    ============     ============




The Notes to Consolidated Financial Statements are an integral part of these statements.

            PHAZAR CORP (fka ANTENNA PRODUCTS, INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE PERIODS ENDED FEBRUARY 28, 2002 AND 2001
                                   (Unaudited)
                                                    Nine Months Ended
                                          February 28, 2002  February 28, 2001
                                          -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                           $   (746,337)      $    255,172
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
    Depreciation                                 243,364            455,673
    Amortization                                 196,192                  -
    Stock based compensation                       5,565              4,128
    Deferred federal income tax                        -                  -
    Changes in assets and liabilities:
      Accounts receivable                        131,825           (283,142)
      Cost in excess of billings on
        refurbishing contracts in progress        28,201           (172,314)
      Inventory                                  177,802            399,130
      Prepaid expenses                           (66,548)            (7,867)
      Income taxes receivable                   (409,491)            36,462
      Accounts payable                            48,676            234,445
      Accrued expenses                           125,353            331,636
      Billings in excess of costs and
        estimated earnings on refurbishing
        contracts in progress                     24,890           (318,592)
      Income taxes payable                      (108,146)                 -
      Minority interest                          (25,546)             9,726
                                            ------------       ------------
  Net cash provided by (used in) operating
    activities                                  (374,200)           944,457

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment            (177,206)           (22,800)
                                            ------------       ------------
  Net cash used in investing activities         (177,206)           (22,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under bank
    line of credit                               600,000            (987,000)
  Principal payments on long term debt          (226,284)           (162,747)
                                            ------------       -------------
  Net cash (used in)
    provided by financing activities             373,716          (1,149,747)
                                            ------------       -------------
Net increase (decrease) in cash and
  cash equivalents                              (177,690)           (228,090)
CASH AND CASH EQUIVALENTS, beginning of
  Period                                         341,413             337,348
                                            ------------       -------------
CASH AND CASH EQUIVALENTS, end of period    $    163,723             109,258
                                            ============       =============
The Notes to Consolidated Financial Statements are an integral part of these statements.

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:
  Cash paid during the period for:

Interest (none capitalized)                 $    182,777       $     319,381
                                            ============       =============
    Income taxes                            $    120,000             100,000
                                            ============       =============

SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
 Notes issued for equipment and
      intangible assets                                -              72,000
 Stock issued for non-compete agreements    $          -       $      60,000
                                            ============       =============

 Stock Based Compensation                   $      5,528       $       4,128
                                            ============       =============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                                     PART 1

NOTE 1            STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 28, 2002, the results of operations for the nine months ended and three months ended February 28, 2002 and February 28, 2001, and the cash flows for the nine months ended February 28, 2002 and February 28, 2001. These results have been determined on the basis of United States generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's audited financial statements for its fiscal year ended May 31, 2001.

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

Antenna Products Corporation is primarily a build to order company and most manufacturing requirements are established on a contract basis. For this reason, the majority of the inventory is work in process. Approximately 30% of total inventory, $652,724 is currently maintained in stock for delivery to customers. Some raw materials are also inventoried to support customer delivery schedules. Antenna Products Corporation performs work for the United States Government primarily under fixed-price prime contracts and subcontracts. Under fixed-price contracts, Antenna Products Corporation realizes any benefit or detriment occasioned by lower or higher costs of performance.

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

Antenna Products Corporation plans to reinvest from 2% to 5% of sales in research and development projects, and bid and proposal activities. The mix of expenditures between the two areas in any given year is a function of the demand for new independently developed innovative systems and the level of requirements solicited. In 2001 Antenna Products Corporation invested 2.1% of sales in independent research and development (R&D) and bid and proposal activities (B&P). The level of expenditures for R&D and B&P as a ratio to sales in the first nine months of 2002 was 4.3% of sales. Antenna Products Corporation does not consider patents to be material to its operations nor would the loss of any patents adversely affect operations.

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

Backlog

The backlog of orders at Antenna Products Corporation was $3.0 million on February 28, 2002. This compares to $3.1 million in backlog at the end of fiscal year 2001. Over 50% of this backlog will be delivered in the balance of the 2002 fiscal year.

The backlog of orders at Phazar Aerocorp Inc. (fka API Acquisition Corp) (dba Phazar Aerocorp Inc.) was $930 thousand on February 28, 2002. This compares to $1.2 million in backlog at the end of fiscal year 2001. All of the $930 thousand in backlog will be delivered in the 2002 fiscal year.

Phazar Antenna Corp. orders are normally shipped within 2 weeks; hence Phazar Antenna Corp. backlog of orders was negligible on February 28, 2002.

NOTE 3            INVENTORIES

     The major components of inventories are as follows:

                              February 28, 2002             May 31, 2001
                              -----------------          -----------------
         Raw materials        $         601,969          $         360,284
         Work in process                837,943                  1,297,008
         Finished goods                 652,724                    613,146
                              -----------------          -----------------
                              $       2,092,636          $       2,270,438

NOTE 4            NOTES PAYABLE

     At February 28, 2002 and May 31, 2001 notes payable consist of a revolving note payable to a bank, with a maximum amount not to exceed the lesser of $2,000,000 or a calculated borrowing base determined by a formula based upon the amount of certain qualified receivables and inventories as defined in the loan agreement.

     Interest is payable monthly at the prime rate (4.75% and 7% at February 28, 2002, and May 31, 2001, respectively) plus 1% until September 30, 2002, when any unpaid principal and interest shall be due. Borrowings under the revolving note payable are collateralized by accounts receivable and inventories as defined in the loan agreement. At February 28, 2002, available borrowings under this credit facility were limited to the borrowing base amount of $1,781,681. Under the agreement, the Company must maintain a minimum net worth of $1,200,000 and working capital of $1,000,000.

     At February 28, 2002 and May 31, 2001, note payable to shareholder consists of an $800,000 subordinated note to a principal shareholder of the Company. In the initial years, only interest at the prime rate (4.75% and 7% at February 28, 2002 and May 31, 2001, respectively) is payable, with monthly principal payments scheduled to begin in June 2002, and maturing in May 2007. The commencement of principal payments on the subordinated note is prohibited under the terms of the bank note until the bank note is paid in full.

NOTE 5            LONG TERM DEBT

     At February 28, 2002 and May 31, 2001, long-term debt consists of the following:

                                               February 28, 2002   May 31, 2001
                                               -----------------   ------------

     Mortgage note to a bank,  guaranteed 80%
     by a  U.S.  Government  agency,  payable
     $10,050 per month, including interest at
     the  prime  rate  (4.75  %  and  7 %  at
     February  28,  2002  and May  31,  2001,
     respectively) plus 1/2 %; collateralized
     by certain  real  estate,  fixtures  and
     assignment of life insurance policy with
     a principal  shareholder and the Company
     is   required   to   maintain    certain
     covenants   including    $1,000,000   in
     working  capital  and a ratio of maximum
     debt to net worth of seven to one.         $    769,452       $    809,848

     Notepayable   to  a  bank,   payable  in
     installments  of $28,724 per month until
     maturity date of January 26, 2007,  when
     remaining  balance  is  due,   including
     interest at the prime rate (4.75% and 7%
     at February  28, 2002 and May 31,  2001,
     respectively)   plus   1%   secured   by
     property and equipment. The note is also guaranteed by a principal shareholder.

                                                $  1,322,505       $  1,508,393

     Less current portion of long-term debt     $   (266,892)      $   (266,856)
                                                ------------       ------------
                                                $  1,825,065       $  2,051,385
                                                ============       ============





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

Results of Operations

Third Quarter Ended February 28, 2002 Compared to Third Quarter Ended February 28, 2001

PHAZAR CORP consolidated sales from operations were $2,569,908 for the quarter ended February 28, 2002 compared to sales of $3,599,468 for the third quarter ended February 28, 2001. PHAZAR CORP recorded a net loss of $273,460 for the third quarter of fiscal year 2002 compared to a net profit of $97,702 for the third quarter of fiscal year 2001.

Antenna Products Corporation sales and income were down in the third quarter of fiscal year 2002. Slow sales and lower volumes at Antenna Products Corporation, Phazar Antenna Corp. and Phazar Aerocorp Inc. resulted in the consolidated loss for the third quarter of fiscal year 2002.

The gross profit margin for the third quarter was 27% compared to 32% for the third quarter of last year. The gross profit margin decreased due to the reduced sales of Antenna Products Corporation, Phazar Antenna Corp. and Phazar Aerocorp Inc.

Sales and administrative expenses were higher in the third quarter of fiscal year 2002, $1,044,435 versus $897,837 in the third quarter of fiscal year 2001. Sales and administrative expenses as a ratio to sales were 41% in the third quarter of this year compared to 25% in the same period last year due to the lower sales volume.

Interest expense in the third quarter of fiscal year 2002 was $56,957 versus $96,186 in the same time period of fiscal year 2001.

PHAZAR CORP's backlog totaled $3.9 million on February 28, 2002. This included $3.0 million at Antenna Products Corporation and $930 thousand at Phazar Aerocorp Inc. PHAZAR CORP's backlog totaled $3.6 million on February 28, 2001.

Nine Months Ended February 28, 2002 Compared to Nine Months Ended February 28, 2001.

PHAZAR CORP sales were lower in the first nine months of fiscal year 2002. This was due to the slow down in the telecommunications industry and the economic down turn that occurred in the general aviation industry after the tragedy in New York on September 11, 2001.

PHAZAR CORP consolidated sales from operations were $8,193,158 in the first nine months of fiscal year 2002, compared to $11,585,120 in the first nine months of fiscal year 2001. PHAZAR CORP recorded a net loss of $746,337 for the nine-month period ending February 28, 2002 compared to a net profit of $255,172 for the nine-month period ending February 28, 2001. The gross profit margin for the first nine months was 24% compared to 26% for the first nine months of last year. Sales and administrative expenses as a percent of sales were 36% in the first nine months of this year compared to 20% in the same period last year. PHAZAR CORP's operating margin for the first nine months of fiscal year 2002 was a negative 12% compared to 6% in the first nine months of fiscal year 2001. In the first nine months of this year, warranty costs averaged less than 1% of sales, $11,686 compared to $33,037 in the same period last year. Discretionary products development spending was $193,028, or 2% of sales, compared to $192,003 or 2% of sales for the comparable period last year.

Liquidity and Capital Resources

PHAZAR CORP's current assets total $4,267,701 as of February 28, 2002 with $3,122,003 in inventory and accounts receivable. Receivables are $1,031,367 at quarter ending February 28, 2002 compared to $1,163,192 at fiscal 2001 year-end. Net inventories have decreased from $2,270,438 at May 31, 2001 to $2,092,636. Cash accounts have decreased $177,690 from May 31, 2001. Current liabilities of the Company increased $690,809 from fiscal year end due to the increase in notes payable, accrued expenses, and billings in excess of costs and estimated earnings on refurbishing contracts in progress.

PHAZAR CORP has a $2.0 million revolving demand line of credit. The credit line is regulated under a borrowing base formula using inventories and accounts receivable as collateral. The interest rate is established as one percentage point over Wall Street prime and is subject to a loan agreement with restrictive covenants. The most restrictive financial covenant requires Antenna Products Corporation to maintain $1.2 million in tangible net worth and $1.0 million of working capital. As of February 28, 2002 Antenna Products Corporation and Phazar Aerocorp Inc. had drawn $850,000 of the $2.0 million line of credit with

$931,681 of the borrowing base available and unused. The revolving credit line agreement is renewable in September 2002. PHAZAR CORP has projected that the credit available is sufficient to cover the operational requirements of the subsidiaries in fiscal year 2002.





            PHAZAR CORP (fka ANTENNA PRODUCTS, INC.) AND SUBSIDIARIES
                            PART II-OTHER INFORMATION





                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   PHAZAR CORP




Date:  April 12, 2002              /s/ Clark D. Wraight
                                   --------------------------------------------
                                   Clark D. Wraight, Vice President
                                   and Principal Financial Officer