Form 10KSB
period 2002-05-31
PHAZAR CORP
filed 2002-08-29
CIK 724267

==============================================================================
                        Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-KSB
 (Mark One)
      [  X  ]     ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended May 31, 2002

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

Check whether the issuer has (i) filed all reports required by Section 13 or 15(d) of the Exchange ACT during the past 12 months, and (ii) been subject to such filing requirements for the past ninety (90) days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The Company's net sales for Fiscal Year ended May 31, 2002 was $10,815,669.

As of August 1, 2002, 2,175,828 shares of Common Stock were outstanding and the aggregate market value of the Common Stock (based on the latest price of known transactions on the Nasdaq Smallcap Market) held by non-affiliates (887,394 shares) was approximately $1,473,074.

DOCUMENTS INCORPORATED BY REFERENCE

The Company's Proxy Statement dated August 30, 2002 for its annual meeting of shareholders to be held October 8, 2002 is incorporated by reference into Part III of this report.

Transitional Small Business Disclosure Format (check one):  Yes [   ]  No [ X ]
================================================================================

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

At the same time, the name of API Acquisition Corp. dba The Upholstery Shop, Inc.!, another operating subsidiary, was changed to Phazar Aerocorp Inc. The Subsidiary began using the name Phazar Aerocorp Inc. in October 2001 after the Subsidiary moved into a new 59,500 square foot facility at Meacham International Airport in Fort Worth, Texas.

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

Antenna Products Corporation's customer base is primarily U.S. Government and U.S. Government prime contractor focused, but this is slowly changing as Antenna Products Corporation continues to develop and market new commercial products. Antenna Products Corporation's market is international in scope. Antenna Products Corporation currently focuses on developing domestic markets and has a limited amount of foreign sales. The specialized need of Antenna Products Corporation's customers and the technology required to meet those needs change constantly. Accordingly, Antenna Products Corporation stresses its engineering, installation, service and other support capabilities. Antenna Products Corporation uses its own sales and engineering staff to service its principal markets. Some of Antenna Products Corporation's contracts are large relative to total annual sales volume and, therefore, the composition of the customer base is different year to year. In 2002 the U.S. Government was the single largest customer and accounted for 13% of the total sales volume. Thales ATM, Inc. (fka AIRSYS ATM, Inc.) was the second largest customer and accounted for 12% of total sales. Orders for equipment in some of these product categories are in backlog and, therefore, the U.S. Government and Thales ATM, Inc. are expected to be major clients again in 2003.

Antenna Products Corporation is one of many suppliers of antennas and related manufacturing services to the U.S. Government and U.S. Government prime contractors. Antenna Products Corporation competes on the basis of cost and product performance in a market with no dominant supplier. Due to fixed-price contracts and pre-defined contract specifications prevalent within this market, Antenna Products Corporation competes primarily on the basis of its ability to provide state-of-the-art solutions in the technologically demanding marketplace while maintaining its competitive pricing.

Antenna Products Corporation is primarily a build to order company and most manufacturing requirements are established on a contract basis. For this reason, the majority of the inventory is work in process. Approximately 24% of total inventory, $487,661 is currently maintained in stock for delivery to customers. Some raw materials are also inventoried to support customer delivery schedules. Antenna Products Corporation performs work for the United States Government primarily under fixed-price prime contracts and subcontracts. Under fixed-price contracts, Antenna Products Corporation realizes any benefit or detriment occasioned by lower or higher costs of performance.

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

Antenna Products Corporation plans to reinvest from 2% to 5% of sales in research and development projects and bid and proposal activities. The mix of expenditures between the two areas in any given year is a function of the demand for new independently developed innovative systems and the level of requirements solicited. In 2002 Antenna Products Corporation invested 2.8% of sales in independent research and development (R&D) and bid and proposal activities (B&P). The level of expenditures as a ratio to sales is expected to continue at this level in 2003. The level of expenditures for R&D and B&P as a ratio to sales was 2.1% of sales in 2001. Antenna Products Corporation does not consider patents to be material to its operations nor would the loss of any patents adversely affect operations.

Phazar Aerocorp Inc. (fka API Acquisition Corp.) (dba "The Upholstery Shop, Inc.!")

Phazar Aerocorp Inc. is an 80% owned Subsidiary of PHAZAR CORP. It was formed on January 24, 2000 as a Texas corporation. Phazar Aerocorp Inc. purchased the assets and business of The Upholstery Shop, Inc.! on January 27, 2000. The assets purchased included machinery and equipment. No land or buildings were included as part of this acquisition. The acquisition was recorded as a purchase transaction and the operations of the Upholstery Shop, Inc.! have been included in the financials from the date of acquisition.

Phazar Aerocorp Inc. moved in October 2001 to a new 59,500 square foot facility at Meacham International Airport in Fort Worth Texas. Phazar Aerocorp Inc.'s address at Meacham International Airport is 4701 N. Main Street, Fort Worth, Texas 76106. The telephone number is (817) 626-2842.

Phazar Aerocorp Inc. leased the new facility at Meacham International Airport from a partnership that is 80% owned by Gary W. Havener, Principal Executive Officer and Director of PHAZAR CORP and 20% owned by Brian Perryman, Vice President of Phazar Aerocorp Inc.

Phazar Aerocorp Inc. provides complete refurbishment for a full range of corporate and executive aircraft interiors. The range and scope of these services includes design and fabrication of seats, side panels, headliners, galleys and cabinets, as well as the design and installation of custom lighting, entertainment systems and cabin management systems.

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

To reduce costs and streamline operations, Phazar Antenna Corp. closed the Company offices in Ronkonkoma, New York on May 31, 2002 and moved the Company offices to the facilities of Antenna Products Corporation. Phazar Antenna Corp.'s new address is 101 S.E. 25th Avenue, Mineral Wells, Texas 76067. The telephone number is (940) 325-3301.

Phazar Antenna Corp. provides a complete line of commercial wireless fixed and mobile antennas for ISM (instrument scientific medical), wireless Internet, wireless LAN, wireless local loop, fixed GPS, MMDS (fixed wireless) and embedded Bluetooth market applications. This product line complements Antenna Products Corporations existing product lines of cellular, PCS, paging, ISM and AMR (automatic meter reading) omni-directional and sector wireless antennas. The Phazar Antenna Corp. commercial wireless product lines are manufactured at Antenna Products Corporation's plant in Mineral Wells, Texas.

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

Backlog

The backlog of orders at Antenna Products Corporation was $3.4 million at year-end. This compares to $3.1 million in backlog at the end of fiscal year 2001. In July, the backlog was $3.3 million. Over 90% of this backlog will be delivered in the 2003 fiscal year.

The backlog of orders at Phazar Aerocorp Inc. was $128 thousand at year-end. This compares to $1.2 million in backlog at the end of fiscal year 2001. In July, the backlog was $417 thousand of which all will be delivered in the 2003 fiscal year.

Phazar Antenna Corp. orders are normally shipped within 2 weeks; hence, Phazar Antenna Corp. backlog of orders was negligible at year-end.

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

Employees

As  of  August  1,  2002  Antenna  Products  Corporation  employed  a  total  of
seventy-seven   employees.   Of  the   seventy-seven,   ten  are   employed   in
administration and sales, ten in engineering and technical support, and fifty-seven in manufacturing. None of Antenna Products Corporation's employees are subject to collective bargaining agreements.

Phazar Aerocorp Inc. employed a total of thirty-seven employees as of August 1, 2002. Of the thirty-seven, eight are employed in administration and sales, three in avionics design and support, twenty in the shop areas, and six in the installation crew. None of Phazar Aerocorp Inc.'s employees are subject to collective bargaining agreements.

Phazar Antenna Corp. closed the offices in Ronkonkoma, New York on May 31, 2002 and relocated the Company offices to the facilities of Antenna Products Corporation in Mineral Wells, Texas. Two employees were terminated and four employees were asked to continue their employment with Phazar Antenna Corp in Texas. One employee continued his employment in sales and three employees elected to remain in New York and terminate their employment with the Company. Antenna Products Corporation employees have assumed the administrative and engineering duties for Phazar Antenna Corp. Phazar Antenna Corp. employees are not subject to collective bargaining agreements.

Thirco does not employ any full time employees and does not intend to employ any in the foreseeable future.

Foreign Sales

Antenna Products Corporation's sales in international markets are primarily to foreign governments or prime contractors to foreign governments and, as such, represent a small percentage of the overall Company annual volume. The level of profits from the commitment of assets to this portion of the business is no greater or no less than that of other market segments. International sales for 2002 and 2001 were 8.2% and 6.2%, respectively, of total sales.

Phazar Aerocorp Inc. and Phazar Antenna Corp. have no significant sales to international customers.

Item 2.  PROPERTIES

Antenna Products Corporation owns a ten-acre industrial site located along U.S. Highway 180 in Mineral Wells, Texas. The facility consists of a main building containing 60,000 square feet of manufacturing area and 10,000 square feet of administrative and engineering offices, a second building containing 20,000 square feet of manufacturing and shipping area; and a third building containing 15,000 square feet utilized for receiving and material control. Three additional auxiliary buildings, which total in excess of 13,350 square feet, are utilized for chemical etching, painting and storage. The facilities are in good condition and with the current compliment of machinery and equipment are suitable and more than adequate to meet production requirements. Dependent on the mix of product types in process in any given time period, the company could potentially more than double output with current and planned plant, property and equipment. Antenna Products Corporation carries a bank note on the manufacturing facility that is amortized over twenty years ending in the year 2011.

Phazar Aerocorp Inc. moved to a new facility on Meacham International Airport in Fort Worth, Texas in October 2001. This leased facility contains 2,000 square feet of administrative and sales offices, 18,000 square feet of shop area and 39,500 square feet of aircraft hanger space.

Phazar Antenna Corp. leases a facility in Ronkonkoma, New York. The leased space consists of 4,000 square feet of administrative, sales and engineering offices plus an outside area used as an antenna test range. The Company vacated this facility in June of 2002 and is attempting to sublet the facility.

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

Item 3.  LEGAL PROCEEDINGS

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal year 2002.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The information in this item should be read in conjunction with the Management Discussion and Analysis of Financial Condition and Results of Operations in Item 7, and the Consolidated Financial Statements and the Related Notes thereto in
Item 8.

Market Information For The Common Stock

PHAZAR CORP's common stock is traded on the Nasdaq Smallcap Market and is quoted under the symbol "ANTP".

The table below  presents  the high and low prices for the last two fiscal years
and  reflects  inter-dealer  prices,   without  retail  mark-up,   mark-down  or
commission and may not represent actual transactions.

                                            BID
Quarter Ended                       High             Low

August 2000                         3.125            1.5
November 2000                       2.938            1.063
February 2001                       2.50             1.00
May 2001                            2.219            1.30

August 2001                         1.90             1.30
November 2001                       1.90             1.19
February 2002                       1.81             1.19
May 2002                            1.90             1.21

Holders

At August 1, 2002 there were approximately 1,320 holders of record of common stock.

Dividends

PHAZAR CORP has never paid a regular cash dividend on common stock and has no plans to institute payment of regular dividends.

Recent Sales of Unregistered Securities

As partial consideration for attending the PHAZAR CORP Board of Directors' meetings, Gary W. Havener, Clark D. Wraight, James Miles, and R. Allen Wahl each received 1,000 shares of PHAZAR CORP common stock. James Kenney received 600 shares of PHAZAR CORP common stock and Billy J. Perry received 200 shares of PHAZAR CORP common stock. Also, as partial consideration for attending the PHAZAR CORP audit committee meetings, James Miles and R. Allen Wahl each received an additional 300 shares of PHAZAR CORP common stock, and 100 shares of PHAZAR CORP common stock was paid to James Kenney. Each Director agreed to hold the shares for investment and not for further distribution. The certificates representing the shares bear a legend restricting transfer without compliance with the registration requirements of the Federal Securities Act of 1933 or in reliance upon an applicable exemption therefrom. PHAZAR CORP relied on section 4(2) of the Securities Act of 1933 as its exemption from registration.

Item 6.  SELECTED FINANCIAL DATA

The following table presents selected financial data of PHAZAR CORP. This historical data should be read in conjunction with Consolidated Financial Statements and the Related Notes thereto in Item 8.

                           FISCAL YEAR ENDING MAY 31
                           -------------------------

                                                 2002                    2001
                                   ------------------      ------------------
Net Sales                                 $10,815,669             $15,060,237
Income (loss) from continuing
  operations                              $(1,149,526)            $   162,175

Income per share from
  continuing operations                   $     (0.53)            $       .08

Total Assets                              $ 7,810,120             $ 8,454,149

Long Term Debt                            $ 2,511,058             $ 2,851,385

Dividends                                 $      0.00             $      0.00


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operation

PHAZAR CORP's on-going operation is that of its subsidiaries, Antenna Products Corporation, Phazar Aerocorp Inc., Phazar Antenna Corp. and Thirco, Inc. As previously discussed in Item 1, for the purpose of this discussion, all results of Phazar Antenna Corp. are included with the results of Antenna Products Corporation. The management discussion presented in this item relates to the operations of subsidiary units and the associated Consolidated Financials as presented in Item 8.

Year ended May 31, 2002 ("2002") Compared with Year Ended May 31, 2001 ("2001")

Antenna Products Corporation and Phazar Antenna Corp. combined, experienced lower sales in the third and fourth quarter of fiscal year 2002, resulting in overall sales of $6.8 million in 2002. This is $1.5 million or 18% less than the $8.3 million in sales in 2001. Orders were down in both military and commercial markets from a total of $7.6 million in 2001 to $7.2 million in 2002. This resulted in an ending backlog of firm orders at year-end of $3.4 million, up 10% from the prior year-end backlog of $3.1 million.

The gross profit margin for fiscal year 2002 was 33% compared to 35% in 2001. Sales and administrative expenses as a ratio to sales were 46% of sales in 2002 compared to 32% in 2001. The combined operating margin for 2002 was (12.7%) compared to 3.4% in 2001. Warranty charges of $27,389 were lower than last year's rate of $37,331, and averaged less than 1% of sales. Discretionary products development spending was $273,350, or 4% of sales in 2002. This was a slight decrease from $274,563 or 3.3% of sales in 2001. Interest expense for Antenna Products Corporation and Phazar Antenna Corp. decreased from $205,905 in 2001 to $106,921 in 2002.

These subsidiaries experienced a pre-tax loss of $1,171,921 in 2002 compared to a pre-tax profit of $89,646 in 2001. Phazar Antenna Corp. was unable to meet the sales volumes required to be self-supporting and required the financial support of Antenna Products Corporation in 2002. Since Phazar Antenna Corp.'s future sales were uncertain, management closed the Ronkonkoma, New York offices of Phazar Antenna Corp. on May 31, 2002 and relocated the Company offices to the facilities of Antenna Products in Mineral Wells, Texas. Four employees were asked to continue their employment with Phazar Antenna Corp. in Texas and the balance of the staff was terminated. One employee continued his employment in sales for the Company. The other employees decided to remain in New York and terminated their employment with the Company. Antenna Products Corporation employees have assumed the administrative and engineering duties for Phazar Antenna Corp. This realignment of people and assets will help these subsidiaries cut costs and be in a position to become profitable in 2003.

Phazar Aerocorp Inc. sales were down from the previous year due to the economic downturn that occurred in the general aviation industry after the tragic events on September 11, 2001.

Phazar Aerocorp Inc.'s overall sales for 2002 were $4.0 million. This is $2.8 million or 41% less than the $6.8 million in sales in 2001. Demand for the services provided by Phazar Aerocorp Inc. remained slow during the fourth quarter and this resulted in an ending backlog of firm orders at year-end of $128 thousand, down 89% from the prior year-end backlog of $1.2 million.

The gross profit margin for fiscal year 2002 was 10% compared to 18% in 2001. Sales and administrative expenses as a ratio to sales were 19% of sales in 2002 compared to 10% in 2001. Phazar Aerocorp Inc.'s operating margin for 2002 was (8.7%) compared to 8.1% in 2001.

Interest expense for Phazar Aerocorp Inc. decreased from $166,219 in 2001 to $93,447 in 2002. The subsidiary experienced a pre-tax loss of $581,097 in 2002 compared to a pre-tax profit of $378,679 in 2001.

Phazar Aerocorp Inc.'s business started to improve in July with an increase in customer requirements for quotes on aircraft refurbishment work. Phazar Aerocorp Inc.'s backlog has improved from $128 thousand at year-end to $417 thousand in July of this year. The subsidiary is expected to be profitable in 2003.

PHAZAR CORP's consolidated sales from operations were $10,815,669 with a loss from operations before taxes of $1,788,907 in 2002. This compares to $15,060,237 in consolidated sales with income from operations before taxes of $335,766 in 2001.

PHAZAR CORP's loss resulted from the continued flat market in the general aviation service industry through the end of 2002 and the inability of Phazar Antenna Corp. to gain market share in the commercial wireless communications markets. To reduce Phazar Antenna Corp.'s expenses and reduce the financial drain on the company, the facility in Ronkonkoma, New York was closed on May 31, 2002. Phazar Antenna Corp's operations have been relocated to the facilities of Antenna Products Corporation in Mineral Wells, Texas. This change plus the overall reduction in staff at Antenna Products Corporation and Phazar Antenna Corp. will significantly reduce costs and position PHAZAR CORP to become profitable in 2003.

Liquidity and Capital Resources
-------------------------------
Funds generated from operations are the major internal sources of liquidity and are supplemented by funds derived from capital markets, principally bank facilities. PHAZAR CORP has a $2.0 million revolving demand line of credit that is partially guaranteed by a principal shareholder. The credit line is regulated under a borrowing base formula using inventories and accounts receivable as collateral. The interest rate is established as one percentage point over Wall Street prime and is subject to a loan agreement with restrictive covenants. The most restrictive financial covenant requires Antenna Products Corporation to maintain $1.5 million in tangible net worth and $1.0 million of working capital. At May 31, 2002 Antenna Products Corporation had a tangible net worth of $1.7 million and working capital of $1.5 million. As of July 31, 2002 Antenna Products Corporation and Phazar Aerocorp Inc. had drawn $1.5 million of the $2.0 million line of credit with $500 thousand of the borrowing base available and unused. The revolving credit line agreement is renewable in September 2002. PHAZAR CORP anticipates renewal of this credit line and has projected that the credit available is sufficient to cover the operational requirements of subsidiaries in 2003.

Net cash flow from operations was a negative $479,007 in 2002 compared to a positive $1,458,599 in 2001. Inventory decreased $253,718 in 2002 compared to a decrease of $555,920 in 2001. Accounts payable and accrued liabilities increased $101,229 and accounts receivable decreased $185,222 in 2002. In 2001 accounts payable and accrued liabilities increased $6,205 and accounts receivable decreased $386,822. Cash flow provided by financing activities in 2002 was $595,411 compared to net cash used in financing activities of $1,359,734 in 2001. Cash and cash equivalents at the end of 2002 were $213,375, a decrease from $341,413 at the end of the prior year.

Antenna Products Corporation has a long-term bank note for $1.2 million collateralized by the Antenna Products Corporation plant, property, and equipment. The current balance is $755 thousand with payments amortized over 20 years ending in 2011. The interest is variable at one half point over prime interest rate with the note supported by an FmHA guarantee under the federal guidelines of a rural business industry loan. The note is guaranteed by a principal shareholder.

Antenna Products Corporation also has an $800,000 subordinated note to a principal shareholder on which it pays interest only at the prime interest rate. The commencement of principal payments on the subordinated note is prohibited under the terms of the bank note until the bank debt is paid in full.

Phazar Aerocorp Inc. has a note payable to a bank with an initial balance of $1.75 million, payable in installments of $25,843 per month until the maturity date of January 26, 2007, when the remaining balance is due, including interest at the prime rate plus 1%. The current balance of the note is $1.26 million. The note is collateralized by Phazar Aerocorp Inc. equipment and guaranteed by PHAZAR CORP, guaranteed by a principal shareholder, and otherwise secured by a pledge of assets of PHAZAR CORP's subsidiaries. PHAZAR CORP does not expect any changes in payments or other provisions of the loan agreements now in place.

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements listed in Item 14 are included in this report on pages F-1 through F-21.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information will be included in the definitive Proxy Statement dated August 30, 2002 filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

This information will be included in the Company's definitive Proxy Statement dated August 30, 2002 filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information will be included in the Company's definitive Proxy Statement dated August 30, 2002 filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information will be included in the Company's definitive Proxy Statement dated August 30, 2002 filed with the Securities and Exchange Commission and is incorporated herein by reference.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

         1. Financial Statements. The following consolidated financial statements of PHAZAR CORP and subsidiaries and independent auditors' reports are presented on pages F-1 through F-21:

                    Independent Auditor's Report

                    Consolidated Balance Sheets - May 31, 2002 and 2001

                    Consolidated Statements of Operations - Years Ended May 31, 2002 and 2001

 Consolidated Statement of Shareholders' Equity
                    - Years Ended May 31, 2002 and 2001

                    Consolidated Statements of Cash Flows - Years Ended May 31, 2002 and 2001

                    Notes To Consolidated Financial Statements

         2.         Financial Statement Schedules.  Not applicable.
                    -----------------------------

         All other schedules have been omitted  because the  required information is shown in the consolidated financials or notes thereto, or they are not applicable.

         3.         Exhibits.
                    --------

                    Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K.

                    None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  August 29, 2002


                                       PHAZAR CORP


                                       /s/ Gary W. Havener
                                       ---------------------------------
                                       BY:      Gary W. Havener
                                       Principal Executive Officer and Director


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                            Title                     Date



_________________________________    Principal Financial       August 29, 2002
Clark D. Wraight                     Officer and Director


__________________________________   Director                  August 29, 2002
James Miles


__________________________________   Director                  August 29, 2002
James Kenney


__________________________________   Director                  August 29, 2002
R. Allen Wahl

                                  EXHIBIT 99.1

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         In connection with the Annual Report of PHAZAR CORP (the "Company") on Form 10-KSB for the year ended May 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Chief Executive Officer and Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.




/s/  Gary W. Havener
   -----------------------------
     Gary W. Havener
     Chief Executive Officer



/s/  Clark D. Wraight
   -----------------------------
     Clark D. Wraight
     Chief Financial Officer

                                   PHAZAR CORP
                          (fka Antenna Products, Inc.)

                             CONSOLIDATED FINANCIAL
                                   STATEMENTS

                                  MAY 31, 2002

                                 C O N T E N T S



                                                                        Page


INDEPENDENT AUDITOR'S REPORT.............................................F1


CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets.........................................F2

     Consolidated Statements of Operations...............................F4

     Consolidated Statements of Shareholders' Equity.....................F5

     Consolidated Statements of Cash Flows...............................F6

     Notes to Consolidated Financial Statements..........................F8

                          INDEPENDENT AUDITOR'S REPORT


To The Board of Directors and Stockholders
PHAZAR CORP and Subsidiaries

We have audited the accompanying consolidated balance sheets of PHAZAR CORP (fka Antenna Products, Inc.) and Subsidiaries as of May 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PHAZAR CORP and subsidiaries as of May 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
August 2, 2002


3860

            PHAZAR CORP (fka ANTENNA PRODUCTS, INC.) AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              MAY 31, 2002 AND 2001

                                     ASSETS

                                                2002              2001
                                           --------------    --------------
CURRENT ASSETS
  Cash and cash equivalents                 $    213,375      $    341,413
  Accounts receivable:
    Trade, net of allowance for
     doubtful accounts of $56,208
     and $45,898 in 2002 and 2001,
     respectively                                915,458         1,074,572
    United States Government                      62,512            88,620
Inventories                                    2,016,720         2,270,438
Costs and estimated earnings in excess
    of billings on refurbishing contracts
    in progress                                   19,627           370,454
  Prepaid expenses and other assets               90,423            33,340
  Income taxes receivable                        479,282                 -
  Deferred income taxes                          218,949           128,343
                                           -------------     -------------
  Total current assets                         4,016,346         4,307,180

Property and equipment, net                    2,073,682         2,165,288

Intangible Assets (Goodwill)                     461,969           498,440

Identifiable Intangible Assets                 1,258,123         1,483,241
                                           -------------     -------------
TOTAL ASSETS                                $  7,810,120      $  8,454,149
                                           =============     =============


The Notes to Consolidated Financial
Statements are an integral part of
these statements.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                2002              2001
                                           -------------     -------------
CURRENT LIABILITIES
  Notes payable                             $ 1,145,000       $   250,000
  Current portion of long-term debt             307,594           266,856
  Accounts payable                              454,452           438,262
  Accrued expenses                              503,958           418,919
  Billings in excess of costs and
    estimated earnings on refurbishing
    contracts in progress                        42,593            52,907
  Income taxes payable                                -           108,146
                                           ------------      ------------
   Total current liabilities                  2,453,597         1,535,090
                                           ------------      ------------
Long-term debt                                1,711,058         2,051,385
Note payable to shareholder                     800,000           800,000
Deferred income taxes                           182,780           238,581
                                           ------------      ------------
   Total long-term liabilities                2,693,838         3,089,966
                                           ------------      ------------
   Total liabilities                          5,147,435         4,625,056
                                           ------------      ------------
COMMITMENTS AND CONTINGENCIES                         -                 -

MINORITY INTEREST IN SUBSIDIARY                       -            25,546

SHAREHOLDER'S EQUITY

Preferred stock, $1 par, 2,000,000
 shares authorized, none issued or
 outstanding in 2002 and 2001,
attributes to be determined when issued               -                 -

Common stock, $0.01 par,6,000,000 shares
  authorized  2,174,828 and 2,169,328
  issued and outstanding in 2002 and 2001,
  respectively                                   21,748            21,694
  Additional paid in capital                  2,753,136         2,744,526
  Retained earnings                            (112,199)        1,037,327
                                           ------------      ------------
   Total shareholders' equity                 2,662,685         3,803,547

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $ 7,810,120       $ 8,454,149
                                           ============      ============



The Notes to Consolidated Financial Statements are an integral part of these statements.

            PHAZAR CORP (fka ANTENNA PRODUCTS, INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        YEARS ENDED MAY 31, 2002 AND 2001



                                               2002               2001
                                           ------------      ------------
Sales and contract revenues                 10,815,669        15,060,237
Cost of sales and contracts                  8,153,167        10,889,852
                                           -----------       -----------
  Gross Profit                               2,662,502         4,170,385

Sales and administration expenses            4,248,228         3,443,836
                                           -----------       -----------
  Operating Profit (Loss)                   (1,585,726)          726,549

Other income (expense)
     Interest expense                         (236,341)         (401,723)
     Interest income                               575               333
     Gain on sale of assets                        361                 -
     Other Income                               32,224            10,607
                                           -----------       -----------
Total Other Expense                           (203,181)         (390,783)
                                           -----------       -----------
Income (loss) from operations before        (1,788,907)          335,766
 income taxes and minority interest        -----------       -----------

Income tax provision (benefit)                (613,835)          148,045
                                           -----------       -----------
     Income (loss)before minority interest  (1,175,072)          187,721

     Minority interest in Subsidiary's
      (income)loss                              25,546           (25,546)
                                           -----------       -----------
Net Income (loss)                           (1,149,526)          162,175
                                           ===========       ===========
Earnings (loss) per common share                 (0.53)             0.08
                                           ===========       ===========




The Notes to Consolidated Financial Statements are an integral part of these statements.

            PHAZAR CORP (fka ANTENNA PRODUCTS, INC.) AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        YEARS ENDED MAY 31, 2002 AND 2001

                                     Common Stock    Additional
                                Number                Paid In      Retained
                              of Shares     Amount    Capital      Earnings        Total
                             ----------- ----------- ----------- ------------ ------------
 BALANCE, MAY 31, 2000        2,135,728  $   21,358  $2,678,766  $   875,152  $ 3,575,276

     Issuance of common stock    33,600         336      65,760            -       66,096

      Net income                      -           -           -      162,175      162,175
                             ----------- ---------- -----------  -----------  -----------
  BALANCE, MAY 31, 2001       2,169,328      21,694   2,744,526    1,037,327    3,803,547

   Issuance of common stock       5,500          54       8,610            -        8,664

  Net income                          -           -           -   (1,149,526)  (1,149,526)
                             ----------- ---------- ----------- ------------  -----------
BALANCE, MAY 31, 2002         2,174,828  $   21,748 $ 2,753,136 $   (112,199) $ 2,662,685
                             =========== ========== =========== ============  ===========




















The Notes to Consolidated Financial Statements are an integral part of these statements.

            PHAZAR CORP (fka ANTENNA PRODUCTS, INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        YEARS ENDED MAY 31, 2002 AND 2001

                                                       2002            2001
                                                   -----------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                $(1,149,526)   $    162,175

  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities

   Depreciation                                        336,409         340,136
   Amortization                                        261,589         267,669
   Stock based compensation                              8,664           6,096
   Gain (loss) on disposal of fixed assets                (361)              -
   Deferred federal income tax                        (146,407)       (107,573)
   Changes in assets and liabilities:
   Accounts receivable                                 185,222         386,822
   Costs and estimated earnings in excess of
    billings on refurbishing contracts in progress     350,827         (77,293)
   Inventory                                           253,718         555,920
   Prepaid expenses                                    (57,083)         22,532
   Income taxes receivable                            (479,282)         30,000
   Accounts payable                                     16,190         (30,324)
   Accrued expenses                                     85,039          36,529
   Billings in excess of costs and estimated
    earnings on refurbishing contracts in progress     (10,314)       (267,782)
   Income taxes payable                               (108,146)        108,146
   Minority interest                                   (25,546)         25,546
                                                   -----------    ------------
     Net cash provided by operating activities        (479,007)      1,458,599
                                                   -----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from disposal of fixed assets                 3,000               -
  Purchase of property and equipment                  (247,442)        (69,800)
  Purchase of intangible assets                              -         (25,000)
                                                   -----------    ------------
     Net cash used in investing activities            (244,442)        (94,800)




The Notes to Consolidated Financial Statements are an integral part of these statements.

            PHAZAR CORP (fka ANTENNA PRODUCTS, INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        YEARS ENDED MAY 31, 2002 AND 2001

                                                       2002            2001
                                                   -----------    ------------
CASH FLOWS FROM FINANCING ACTIVIITES
 Net borrowings (payments) under bank
   lines of credit                                     895,000      (1,115,000)
 Principal payments on long-term debt                 (299,589)       (244,734)
                                                   -----------    ------------
 Net cash (used in)
  provided by financing activities                     595,411      (1,359,734)
                                                   -----------    ------------
 Net increase (decrease) in cash and
  cash equivalents                                    (128,038)          4,065

CASH AND CASH EQUIVALENTS, beginning of year       $   341,413    $    337,348
                                                   -----------    ------------
CASH AND CASH EQUIVALENTS, end of year             $   213,375         341,413
                                                   ===========    ============
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
  Cash paid during the period for:

   Interest (none capitalized)                     $   236,341    $    401,444
                                                   ===========    ============

   Income taxes                                    $         0    $    100,000
                                                   ===========    ============
SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES

 Stock based compensation                          $     8,664    $      6,096
                                                   -----------    ------------
 Issuance of common stock in
   exchange for non-compete agreements             $         -    $     60,000
                                                   ===========    ============






The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTE 1.   BUSINESS AND NATURE OF OPERATION

  PHAZAR CORP operates as a holding company with Antenna Products Corporation, Phazar Antenna Corp. and Thirco, Inc. as its wholly owned subsidiaries, and Phazar Aerocorp, Inc. (fka API Acquisition Corp) an 80% owned subsidiary. Antenna Products Corporation is an operating subsidiary that designs, manufactures and markets antenna systems, towers, and communication accessories worldwide. The U. S. government, military and civil agencies, and prime contractors represent Antenna Products Corporation's principal customers. Phazar Antenna Corp. is a separate legal entity that currently operates as a small division of Antenna Products Corporation. Thirco serves as an equipment leasing company to Antenna Products Corporation. Phazar Aerocorp, Inc. was formed during the year ended May 31, 2000, and its operations consist primarily of contracting to refurbish the interiors of corporate and private jets. The length of the contracts varies but is typically less than one year. The Company's operations are performed in Texas for customers throughout the United States.

  Following is a schedule of the Company's sales to major customers at May 31, as a percentage of total sales:
                                                              2002         2001
                                                              ----         ----
     Federal Government                                        13%           8%
     Thales ATM, Inc. (fka AIRSYS ATM, Inc.)                   12%          10%
     Gulfstream Aerospace, LP                                  17%           9%

  At May 31, 2002 and 2001, trade receivables from four customers comprised approximately 48% and 55%, respectively, of the trade receivable balance at those dates.

NOTE 2.   BUSINESS SEGMENTS

  The Company's operations are classified into two principal business segments based upon the nature of products and services.

     Antennas Design, manufacture and marketing of antenna systems, towers,and communications accessories worldwide.

     Aircraft Interiors    Contracts to refurbish the interiors of corporate and
                           private jets.

     Following is a summary of segmented information for 2002:

                                                          Aircraft
                                               Antennas  Interiors     Total
                                              ---------- ---------- -----------

   Revenues from external customers-total     $6,768,258 $4,047,411 $10,815,669
   Foreign sales                                 890,418          -     890,418
   Interest revenue                                  575          -         575
   Interest expense                              142,894     93,447     236,341
   Depreciation and amortization                 380,457    217,541     597,998
   Income tax provision (benefit)               (400,187)  (196,722)   (596,909)
   Segment profit (loss)                        (771,734)  (384,375) (1,156,109)
   Segment assets                              5,096,763  1,439,779   6,536,542
   Expenditures for segment assets                19,686    227,756     247,442

   RECONCILIATIONS:
     REVENUES
       Total revenues for reportable segments                       $10,815,669
       Other revenue                                                          -
                                                                    -----------
       Total consolidated revenues                                  $10,815,669
                                                                    ===========
     PROFIT OR LOSS
       Total profit (loss) for reportable
        segments before income taxes                                 (1,753,017)
       Other profit (loss)                                              (35,890)
                                                                    -----------
       Profit (loss) before income taxes                            $(1,788,907)
                                                                    ===========
     ASSETS
       Total assets for reportable segments                         $ 6,536,542
       Other assets                                                   1,273,578
                                                                    -----------
       Consolidated total                                           $ 7,810,120
                                                                    ===========
  Following is a summary of segmented information for 2001:

                                                          Aircraft
                                               Antennas  Interiors     Total
                                              ---------- ---------- -----------
   Revenues from external customers           $8,302,411 $6,757,826 $15,060,237
   Foreign sales                                 938,251          -     938,251
   Interest revenue                                  333          -         333
   Interest expense                              235,504    166,219     401,723
   Depreciation and amortization                 388,171    219,633     607,804
   Income tax provision (benefit)                 48,074    104,675     152,749
   Segment profit                                 89,646    274,004     363,650
   Segment assets                              5,340,760  2,437,501   7,778,261
   Expenditures for segment assets                62,300          -      62,300

    RECONCILIATIONS:
      REVENUES
        Total revenues for reportable segments                      $15,060,237
        Other revenue                                                         -
                                                                    -----------
        Total consolidated revenues                                 $15,060,237
                                                                    ===========
    PROFIT OR LOSS
        Total profit for reportable segments                        $   363,650
        Other loss                                                      (27,884)
                                                                    -----------
        Profit before income taxes                                  $   335,766
                                                                    ===========
     ASSETS
        Total assets for reportable segments                        $ 7,778,461
        Other assets                                                    675,688
                                                                    -----------
        Consolidated total                                          $ 8,454,149
                                                                    ===========

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

         Antenna Products Corporation is primarily a build to order company. As such, most orders are negotiated firm fixed-price contracts. Most commercial contracts are single order and single delivery firm fixed-price contracts. Some U.S. Government contracts are multi-year performance with established option dates with a predetermined escalated price for delivery in that outyear. These types of contracts can be valid from two to five years. Other types of U.S Government contracts are called supply contracts where the U.S. Government buys a particular product and has estimated the quantity required over an expected period. Antenna Products Corporation has contracts with major prime contractors who negotiate contracts based on large quantities with set escalation rates for future prices. The U.S. Government is attempting to procure more and more products that have commercial equivalents to military standards. These purchases are for off-the-shelf products and, therefore, use credit cards and accept commercial terms and shipping methods. Antenna Products Corporation recognizes an order or resultant sale when official notification is received that an option is being exercised and the order is shipped.

         Revenue from short-term contracts calling for delivery of products is recognized as the product is shipped. Revenue and costs under certain long-term fixed price contracts with the U.S. Government are recognized on the units of delivery method. This method recognizes as revenue the contract price of units of the product delivered during each period and the costs allocable to the delivered units as the cost of earned revenue. Costs allocable to undelivered units are reported in the balance sheet as inventory. Amounts in excess of agreed upon contract price for customer directed changes, constructive changes, customer delays or other causes of additional contract costs are recognized in contract value if it is probable that a claim for such amounts will result in additional revenue and the amounts can be reasonably estimated. Revisions in cost and profit estimates are reflected in the period in which the facts requiring the revision become known and are estimable. Losses on contracts are recorded when identified.

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

Research and Development Costs

         Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the years ended May 31, 2002 and 2001 were approximately $273,000 and $275,000, respectively.

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

Shares, Per Share Data, Earnings Per Share, and Stock Split, and Common Stock Par Value

         Earnings per share are computed by dividing  net income  available  for common stock by the weighted average number of common shares outstanding during the year. Weighted average shares outstanding were 2,171,836 and 2,153,028 for the years ended May 31, 2002 and 2001, respectively. Stock options outstanding at May 31, 2002 and 2001 were not included in earnings per share because their effect would be anti-dilutive.

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

         In addition, FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized. Goodwill and intangible assets that have indefinite useful lives will no longer be amortized but rather will be tested at least annually for impairment by comparing to fair value. Goodwill amortization expense for each of the years ended May 31, 2002 and 2001 was $36,471. The provisions of the statement will be required for the fiscal year beginning June 1, 2002. Implementation of these provisions may have an impact on the carrying value of the Company's goodwill and intangible assets upon adoption. However, it is not practicable to determine those effects at this time.

NOTE 4.   AIRCRAFT INTERIORS CONTRACTS RECEIVABLE

     Included in accounts receivable at May 31, 2002 and 2001 are aircraft interior contracts receivable of $204,482 and $222,357, respectively. At May 31, 2002 $180,731 of the balance pertains to contracts in progress. At May 31, 2001 $144,040 of the balance pertains to contracts in progress.

NOTE 5.   AIRCRAFT INTERIORS CONTRACTS IN PROGRESS

     Information with respect to aircraft interior contracts in progress at May 31 follows:

                                                          2002             2001
                                              ----------------  ---------------
   Cost incurred on contracts in progress         $  4,715,558     $  6,291,703
   Estimated earnings thereon                          734,090        1,504,170
                                                 -------------     ------------
                                                     5,449,648        7,795,873

   Less billings applicable thereto                  5,472,614        7,478,326
                                                 -------------     ------------

   Net unbilled (overbilled) costs                $    (22,966)    $    317,547
                                                  ============     ============

      These amounts are included in the accompanying balance sheet under the following captions:
                                                          2002             2001
                                              ----------------  ---------------
   Costs and estimated earnings in excess
    of billings on contracts in progress          $     19,627     $    370,454
   Billings in excess of costs and estimated
    earnings on contracts in progress                  (42,593)         (52,907)
                                                  ------------     ------------
   Net unbilled (overbilled) costs                $    (22,966)    $    317,547
                                                  ============     ============

NOTE 6.   INVENTORIES

     The major components of inventories are as follows:
                                                          2002             2001
                                              ----------------  ---------------
         Raw materials                            $    810,611     $    360,284
         Work in process                               718,448        1,297,008
         Finished goods                                487,661          613,146
                                                  ------------     ------------
                                                  $  2,016,720     $  2,270,438
                                                  ============     ============

     Certain allocable overhead costs such as depreciation, insurance, property taxes and utilities are included in inventory based upon percentages developed by the Company. The aggregate amount of these costs included in inventory during the years ended May 31, 2002 and 2001 were $644,891 and $864,001, respectively.

     All of the above stated inventories are that of the operating subsidiary, Antenna Products Corporation. No other subsidiaries carry inventory.

NOTE 7.   PROPERTY AND EQUIPMENT

     The following is a summary of the  Company's  property and equipment at May
     31:

                                       Estimated
                                     Useful Life            2002            2001
                                     ----------- --------------- ---------------
      Land                                           $   375,136     $   375,136
      Buildings and improvements     15-30 years       1,931,829       1,873,217
      Machinery and equipment           10 years       3,457,706       3,280,719
      Automobiles and trucks             3 years         149,217         158,718
      Office furniture and fixtures     10 years         602,281         590,438
                                                     -----------     -----------
                                                       6,516,169       6,278,228
      Less accumulated depreciation                    4,442,487       4,112,940
                                                     -----------     -----------
      Net property and equipment                     $ 2,073,682     $ 2,165,288
                                                     ===========     ===========

NOTE 8.   INTANGIBLE ASSETS

  Included in intangible assets at
         May 31 are the following:                         2002            2001
                                                  -------------  --------------
     Goodwill (Phazar Aerocorp Inc.)               $    547,069   $     547,069
     Drawings, wiring diagrams, test procedures,
     production records, etc. (Phazar
     Aerocorp Inc.)                                   1,222,000       1,222,000
     Non-compete agreement (Phazar Aerocorp Inc.)        75,000          75,000
     Non-compete agreements (Phazar Antenna Corp.)       60,000          60,000
     Patents, copyrights and other intellectual
     property (Phazar Antenna Corp.)                    389,593         389,593
                                                   ------------   -------------

                                                      2.293,662       2,293,662
         Accumulated amortization                      (573,570)       (311,981)
                                                   ------------   -------------
                                                   $  1,720,092   $   1,981,681
                                                   ============   =============

     Goodwill is being amortized on the straight-line basis over a fifteen-year period through May 31, 2002. Intangible assets including drawings, wiring diagrams, test procedures, production records, etc. are being amortized on the straight-line basis over a ten-year period through May 31, 2002. Patents, copyrights and other intellectual property and the non-compete agreements are being amortized on the straight-line basis over a five to six year period.

NOTE 9.   NOTES PAYABLE

     At May 31, 2002 and 2001, notes payable consist of a revolving note payable to a bank, with a maximum amount not to exceed the lesser of $2,000,000 and $3,000,000, respectively, or a calculated borrowing base determined by a formula based upon the amount of certain qualified receivables and inventories as defined in the loan agreement.

     Interest is payable monthly at the prime rate (4.75% and 7% at May 31, 2002 and 2001, respectively) plus 1% until September 30, 2002, when any unpaid principal and interest shall be due. Borrowings under the revolving note payable are collateralized by accounts receivable and inventories and are guaranteed by a principal shareholder. Under the agreement, the Company must maintain minimum net worth of $1,500,000 and working capital of $1,000,000.

NOTE 10.   LONG-TERM DEBT

     At May 31, 2002 and 2001, long-term debt consists of the following:

                                                             2002          2001
                                                   -------------- -------------
         Mortgage note to a bank,  guaranteed  80%
         by  a  U.S.  Government  agency,  payable
         $10,050 per month,  including interest at
         the prime  rate  (4.75% and 7% at May 31,
         2002 and  2001,  respectively)  plus 0.5%
         (matures     September     11,     2011);
         collateralized by certain real estate, fixtures and assignment of life insurance policy with a principal shareholder. The note is also guaranteed by a principal shareholder and the Company is required to maintain certain covenants including
         $1,000,000 in working capital and a ratio of maximum debt to net worth of seven to one. The Company was in compliance with these covenants at May 31, 2002 and 2001.

                                                    $     755,028  $    809,848

         Note  payable  to  a  bank,   payable  in
         installments  of $25,843  per month until
         maturity  date of January 26, 2007,  when
         remaining   balance  is  due,   including
         interest  at the prime rate (4.75% and 7%
         at May 31,  2002 and 2001,  respectively)
         plus  1%,   secured   by   property   and
         equipment. The note is also guaranteed by a principal shareholder.

                                                    $   1,263,623  $  1,508,393

         Less current portion of long-term debt           307,594       266,856
                                                    -------------  ------------
                                                    $   1,711,057  $  2,051,385
                                                    =============  ============

         Note  payable  to a  shareholder  of  the
         Company, interest only Payments due until
         June 2005 at the prime  rate,  (4.75% and
         7%   at   May   31,    2002   and   2001,
         respectively).    Beginning   June   2005
         interest   and   principal   payments  of
         $14,946 per month are due until  maturity
         in  May   2010.   Interest   charged   to
         operations  for the  years  ended May 31,
         2002 and 2001 was  $43,956  and  $71,627,
         respectively.                              $     800,000  $    800,000
                                                    -------------  ------------

     Maturities of long-term debt for each of the five years subsequent to May 31, 2002 are as follows (including $160,000 per year beginning in June 2005 for the shareholder note, although it is subordinated to the note payable to a bank):

         2003                                                      $  307,593
         2004                                                         326,542
         2005                                                         346,666
         2006                                                         505,402
         2007                                                         406,380
         Thereafter                                                   926,068
                                                                 ------------
                                                                 $  2,818,651
                                                                 ============
NOTE 11.   INCOME TAXES

  Components of the income tax provision (benefit) are as follows:

                                                            2002           2001
                                                  -------------- --------------
    Federal income taxes (benefit) at
     statutory rate on income before income taxes  $   (608,228)  $    114,161

    State income taxes statutory rate                         -         17,471

    Non-deductible expenses and other                    (5,607)        16,413
                                                   ------------   ------------

    Total provision (benefit)                      $   (613,835)  $    148,045
                                                   ============   ============

    Deferred portion (benefit) of provision        $   (146,407)  $   (107,573)
    Current portion (benefit) of provision             (467,428)       255,618
                                                   ------------   ------------
    Total provision (benefit)                      $   (613,835)  $    148,045
                                                   ============   ============

  The  tax  effects  of  temporary  differences  that  give  rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:
                                                           2002            2001
                                                 --------------  --------------
  Deferred tax assets:
    Accounts receivable due to allowance for
    doubtful accounts                              $     29,366    $     15,605
    Inventories, due to estimated losses
      on contracts                                            -          34,000
    Accrued expenses, due to warranty accrual            23,961          48,456
    Accrued expenses, due to vacation accrual            46,014          30,282
    Accrued expenses due to bonus accrual                16,784               -
    Intangible assets, due to difference
      in amortization                                    77,376          40,425
    Net operating loss carryforward                     102,823               -
                                                   ------------    ------------
  Total deferred tax assets                             296,324         168,768

     Deferred tax liabilities:

     Property and equipment, principally due to
      difference in depreciation                       (260,155)       (279,006)
                                                   ------------    ------------
     Total deferred tax liability                      (260,155)       (279,006)

     Net deferred tax asset (liability)            $     36,169       ($110,238)
                                                   ============    ============
  The net deferred tax liabilities are
  classified on the balance sheet as follows:

     Current deferred tax assets                   $    218,949    $    128,343
     Long-term deferred tax liabilities                (182,780)       (238,581)
                                                   ------------    ------------
                                                   $     36,169    $   (110,238)
                                                   ============    ============
The Company has a net operating loss carryforward of approximately $302,000 that expires in 2022.

NOTE 12.   COMMITMENTS AND CONTINGENCIES

     The Company has adopted an employee profit sharing plan under Section 401(k) of the Internal Revenue Code. All employees with a minimum of one year of employment are eligible to participate. The Company will match employee contributions for an amount up to 3% of each employee's salary if certain earnings requirements are met. Contributions are invested at the direction of the employee in one or more funds. Company contributions vest after three years of service. Company contributions amounted to $-0- for both years ended May 31, 2002 and 2001.

     Concentration of Credit Risk

              The Company deposits its cash primarily in deposit accounts with major banks. Certain cash deposits may occasionally be in excess of federally insured limits. The Company has not incurred losses related to its cash.

              The Company sells many of its products to the U.S. Government, both military and civil agencies, and prime contractors. Although the Company might be directly affected by the well being of the defense industry, management does not believe significant credit risk exists at May 31, 2002.

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

     Operating Leases

              The Company leases a building and software under two noncancelable operating lease arrangements. Rent expense under these lease agreements during the years ended May 31, 2002 and 2001 was $75,605 and $45,505, respectively. Future minimum lease obligations under the lease agreement are as follows:

                  2003                                              $   77,265
                  2004                                                  67,537
                  2005                                                  29,264
                                                                    ----------
                                                                      $174,066
                                                                    ==========
              The building lease agreement for property in Ronkonkoma, New York will expire in 2004 and will not be renewed. The software lease agreement will be paid in full in 2005.

     Facility Leases

               During the fiscal year 2001 and a portion of 2002, the Company leased facilities under a cancelable operating lease with a related party. Rent expense under this agreement for 2002 and 2001 was $43,680 and $35,819, respectively.

               In October 2001, the Company moved and began leasing land and hangar space under a cancelable operating lease with another related entity. Monthly rental payments under this lease are $17,842. Rent expense charged to operations under this lease for the year ended May 31, 2002 was $142,736.

NOTE 13.   STOCK OPTIONS

     In 1999, the Board of Directors approved a stock option plan that provided the option to purchase 60,000 shares at $2.00 to an officer of the Company. The plan has an expiration date of March 31, 2006 or the earlier of the officer's last day of employment.

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

     During the year ended May 31, 2002, the Board of Directors did not grant any stock options.

     The Company's net income and earnings per share as of May 31, 2001, would have been reduced to the pro forma amounts indicated below:
                                                                         2001
                                                                 ------------
         Net income (loss)            As reported                   $ 162,175
                                      Pro forma                     $ (32,487)
         Primary earnings (loss)
           per share                  As reported                        0.08
                                      Pro forma                         (0.02)

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

     A summary of the status of the Company's stock option plans as of May 31, 2002 and 2001 and changes for the years then ended are as follows:

                                                                     Weighted
                                                                     Average
                                                                    Exercise
                                                 Shares               Price
                                               ---------          ------------

         Outstanding at May 31, 2000              60,000                  2.00
                  Granted                        428,000                  2.18
                  Exercised                            -                     -
                  Forfeited                            -                     -
                                                --------              --------

         Outstanding at May 31, 2001             488,000                  2.16
                                                --------              --------
                  Granted                              -                     -
                  Exercised                            -                     -
                  Forfeited                        8,000                  2.47
                                                --------              --------
         Outstanding at May 31, 2002             480,000                  2.15


                                                    2002                  2001
                                               ---------              --------
         Exercisable at May 31                   198,600                60,000
                                               =========              ========

         Weighted average fair value of
            options granted during the year    $       0              $   1.38
                                               =========              ========

         Weighted averaged remaining
             contractual life (in years) 2001        5.2                   3.8
             and 2000 plans respectively