Form 10QSB
period 2002-08-31
PHAZAR CORP
filed 2002-10-11
CIK 724267

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 31, 2002

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
       For the transition period from ______________ to _______________

        Commission file number 0-12866
                               -------


                                  PHAZAR CORP
                          (fka ANTENNA PRODUCTS, INC.)
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                    75-1907070
-------------------------------            --------------------------------
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

                                Yes (X)        No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,176,128 as of September 30, 2002.

            PHAZAR CORP (fka ANTENNA PRODUCTS, INC.) AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB

                                                                         PAGE
PART 1    FINANCIAL INFORMATION                                         NUMBER

 Item 1.  Financial Statements for PHAZAR CORP
          and Subsidiaries

              Consolidated Balance Sheets -                                3
              August 31, 2002 and May 31, 2002

              Consolidated Statements of Operations -                      5
              Three Months Ended August 31, 2002 and August 31, 2001

              Consolidated Statements of Cash Flows -                      6
              Three Months Ended August 31, 2002 and August 31, 2001

              Notes to Consolidated Financial Statements                   7

 Item 2.      Management's Discussion and Analysis of                      14
              Financial Condition and Results of Operation

 Item 3.      Controls and Procedures                                      15

PART II  OTHER INFORMATION                                                 15



SIGNATURE                                                                  15

Item 1.           Financial Statements

            PHAZAR CORP (fka ANTENNA PRODUCTS, INC.) AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                 August 31, 2002   May 31, 2002
                                                   (Unaudited)      (Audited)
                                                 --------------- ---------------
Current assets:
  Cash and cash equivalents                         $     91,240   $    213,375
  Accounts receivable:
     Trade, net of allowance for doubtful accounts
        of $56,208 as of August 31 and May 31, 2002    1,319,651        915,458
     United States Government                            354,586         62,512
   Inventories                                         2,138,409      2,016,720
Costs and estimated earnings in excess of billings
 on refurbishing contracts in progress                   125,227         19,627
   Prepaid expenses and other assets                     111,424         90,423
   Income taxes receivable                               479,282        479,282
   Deferred income taxes                                 218,949        218,949
                                                    ------------   ------------
   Total current assets                                4,838,768      4,016,346

Property and equipment, net                            2,030,770      2,073,682

Intangible Assets (Goodwill)                             461,969        461,969

Identifiable Intangible Assets                         1,200,446      1,258,123
                                                    ------------   ------------
TOTAL ASSETS                                        $  8,531,953   $  7,810,120
                                                    ============   ============





The Notes to Consolidated Financial Statements are an integral part of these statements.

            PHAZAR CORP (fka ANTENNA PRODUCTS, INC.) AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (Continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                 August 31, 2002   May 31, 2002
                                                   (Unaudited)      (Audited)
                                                 --------------- ---------------

Current Liabilities:
  Notes payable                                     $  1,790,000   $  1,145,000
  Current portion of long-term debt                      307,594        307,594
  Accounts payable                                       589,039        454,452
  Accrued expenses                                       565,379        503,958
  Billings in excess of costs and estimated
    earnings on refurbishing contracts in progress        84,159         42,593
                                                    ------------   ------------
   Total current liabilities                           3,336,171      2,453,597

Long-term debt                                         1,637,716      1,711,058
Note payable to shareholder                              800,000        800,000
Deferred income taxes                                    152,076        182,780
                                                    ------------   ------------
   Total long-term liabilities                         2,589,792      2,693,838
                                                    ------------   ------------
   Total liabilities                                   5,925,963      5,147,435
                                                    ------------   ------------
Commitments and Contingencies                                  -              -

MINORITY INTEREST IN SUBSIDIARY                                -              -

SHAREHOLDERS' EQUITY

Preferred Stock,$1 par, 2,000,000 shares
 authorized, none issued or outstanding,
 attributes to be determined when issued
Common stock, $0.01 par, 6,000,000 shares
 authorized 2,176,128 and 2,174,828 issued
 and outstanding                                          21,761         21,748
Additional paid in capital                             2,755,213      2,753,136
Retained earnings (deficit)                             (170,984)      (112,199)
                                                    ------------   ------------
   Total shareholders' equity                          2,605,990      2,662,685
                                                    ------------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $  8,531,953   $  7,810,120
                                                    ============   ============





The Notes to Consolidated Financial Statements are an integral part of these statements.

            PHAZAR CORP (FKA ANTENNA PRODUCTS, INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED AUGUST 31, 2002 AND 2001
                                   (Unaudited)

                                                   2002             2001
                                             ---------------   ---------------

Sales and contract revenues                   $   2,412,292      $   2,466,829
Cost of sales and contracts                       1,528,339          2,194,390
                                              -------------      -------------

   Gross Profit                                     883,953            272,439

Sales and administration expenses                   912,527            794,307
                                              -------------      -------------

   Operating Profit (Loss)                          (28,574)          (521,868)

Other income (expense)
     Interest expense                               (61,294)           (66,231)
     Interest income                                     48                 17
     Other Income                                       331             18,086
                                              -------------      -------------

Total Other Expense                                 (60,915)           (48,128)
                                              -------------      -------------
Income (loss) from operations before
  income taxes and minority interest                (89,489)          (569,996)
                                              -------------      -------------
Income tax (provision) benefit                       30,704             90,983
                                              -------------      -------------

   Income (loss) before minority interest           (58,785)          (479,013)

   Minority interest in subsidiary's
                    (income) loss                         -             25,546
                                              -------------      -------------

Net Income (loss)                             $     (58,785)     $    (453,467)
                                              =============      =============

Earnings (loss) per common share              $       (0.03)     $       (0.21)
                                              =============      =============

The Notes to Consolidated Financial Statements are an integral part of these statements.

            PHAZAR CORP (fka ANTENNA PRODUCTS, INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE QUARTERS ENDED AUGUST 31, 2002 AND 2001
                                   (Unaudited)
                                                             2002       2001
                                                          ---------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                         $ (58,785) $(453,467)
 Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
   Depreciation                                              42,912     81,066
   Amortization                                              57,677     65,398
   Stock based compensation                                   2,090      1,459
   Deferred federal income tax                              (30,704)         -
   Changes in assets and liabilities:
     Accounts receivable                                   (696,267)    80,806
     Cost in excess of billings
       on refurbishing contracts in progress               (105,600)   101,175
     Inventory                                             (121,689)  (121,761)
     Prepaid expenses                                       (21,001)   (49,894)
     Income taxes receivable                                      -   (102,837)
     Accounts payable                                       134,587     96,061
     Accrued expenses                                        61,421     88,458
     Billings in excess of costs and estimated
       earnings on refurbishing contracts in progress        41,566    (49,343)
     Income taxes payable                                         -   (108,146)
     Minority interest                                            -    (25,546)
                                                          ---------  ---------
  Net cash provided by (used in) operating activities      (693,793)  (396,571)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                              -    (18,268)
                                                          ---------  ---------
      Net cash used in investing activities                       -    (18,268)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under bank line of credit       645,000    255,000
  Principal payments on long-term debt                      (73,342)   (70,991)
                                                          ---------  ---------
Net cash (used in) provided by financing activities         571,658    184,009
                                                          ---------  ---------
  Net increase (decrease) in cash and cash equivalents     (122,135)  (230,830)

  CASH AND CASH EQUIVALENTS, beginning of Period            213,375    341,413
                                                          ---------  ---------
  CASH AND CASH EQUIVALENTS, end of period                $  91,240  $ 110,583
                                                          =========  =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest (none capitalized)                           $  61,246  $  66,214
                                                          =========  =========
    Income taxes                                          $       -  $       -
                                                          =========  =========
SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
 Stock Based Compensation                                 $   2,090  $   1,459
                                                          =========  =========
The Notes to Consolidated Financial Statements are an integral part of these statements.

                                     PART 1

NOTE 1            STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 31, 2002, the results of operations for the three months ended August 31, 2002 and August 31, 2001, and the cash flows for the three months ended August 31, 2002 and August 31, 2001. These results have been determined on the basis of United States generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's audited financial statements for its fiscal year ended May 31, 2002.

Earnings (loss) per share are computed by dividing net income (loss) available for common stock by the weighted average number of common shares outstanding during the year. Weighted average shares outstanding were 2,171,836 and 2,153,028 for the years ended May 31, 2002 and 2001, respectively. Stock options outstanding at August 31, 2002 and 2001 were not included in earnings per share because their effect would be anti-dilutive.

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

At the same time, the name of API Acquisition Corp. (dba The Upholstery Shop, Inc.!), another operating subsidiary was changed to Phazar Aerocorp Inc. The subsidiary began using the name Phazar Aerocorp Inc. in November after the subsidiary moved into a new 86,000 square foot facility at Meacham International Airport in Fort Worth, Texas.

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


Antenna Products Corporation's customer base is primarily government and government prime contractor focused, but this is slowly changing as Antenna Products Corporation continues to develop and market new commercial products. Antenna Products Corporation's market is international in scope. Antenna Products Corporation currently focuses on developing domestic markets and has a limited amount of foreign sales. The specialized need of Antenna Products Corporation's customers and the technology required to meet those needs change constantly. Accordingly, Antenna Products Corporation stresses its engineering, installation, service and other support capabilities. Antenna Products Corporation uses its own sales and engineering staff to service its principal markets. Some of Antenna Products Corporation's contracts are large relative to total annual sales volume and therefore the composition of the customer base is different year to year. In 2002 the U.S. Government was the single largest customer, and accounted for 13% of the sales volume. THALES ATM (fka AIRSYS, ATM, Inc.) was the second largest customer and accounted for 12% of total sales. Orders for equipment in some of these product categories are in backlog and, therefore, the U.S. Government and THALES ATM, Inc. are expected to be major clients again in 2003.

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

Antenna Products Corporation is primarily a build to order company and most manufacturing requirements are established on a contract basis. For this reason, the majority of the inventory is work in process. Approximately 22% of total inventory, $469,213 is currently maintained in stock for delivery to customers. Some raw materials are also inventoried to support customer delivery schedules. Antenna Products Corporation performs work for the United States Government primarily under fixed-price prime contracts and subcontracts. Under fixed-price contracts, Antenna Products Corporation realizes any benefit or detriment occasioned by lower or higher costs of performance.

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

Antenna Products Corporation plans to reinvest from 2% to 5% of sales in research and development projects, and bid and proposal activities. The mix of expenditures between the two areas in any given year is a function of the demand for new independently developed innovative systems and the level of requirements solicited. In 2002 Antenna Products Corporation invested 2.8% of sales in independent research and development (R&D) and bid and proposal activities (B&P). The level of expenditures for R&D and B&P as a ratio to sales in the first three months of 2003 was 2.5% of sales. Antenna Products Corporation does not consider patents to be material to its operations nor would the loss of any patents adversely affect operations.

Phazar  Aerocorp Inc. (fka API  Acquisition  Corp.)  (dba The  Upholstery  Shop,
Inc.!)

Phazar Aerocorp Inc. is an 80% owned subsidiary of PHAZAR CORP. It was formed on January 24, 2000 as a Texas corporation. Phazar Aerocorp Inc. purchased the assets and business of The Upholstery Shop, Inc.! on January 27, 2000. The assets purchased included the machinery and equipment. No land or buildings were included as part of this acquisition. The acquisition was recorded as a purchase transaction and the operations of The Upholstery Shop, Inc.! have been included in the financials from the date of acquisition. Phazar Aerocorp Inc. moved in November, 2001 to a new 86,000 square foot facility at Meacham International Airport in Fort Worth Texas. Phazar Aerocorp Inc.'s address at Meacham International Airport is 4701 N. Main Street, Fort Worth, Texas 76106. The new telephone number is (817) 626-2842.

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

Phazar Antenna Corp.

Phazar Antenna Corp. is a wholly owned subsidiary of PHAZAR CORP. It was formed as a Delaware Corporation and activated on June 1, 2000. Phazar Antenna Corp. moved in May, 2002 to the facilities of Antenna Products Corporation. Phazar Antenna Corp.'s new address is 101 S.E. 25th Ave, Mineral Wells, TX., 76067. The telephone number is (940) 325-3301.

Phazar Antenna Corp. provides a complete line of fixed and mobile antennas for ISM (instrument scientific medical), wireless Internet, wireless LAN, wireless local loop, fixed GPS, MMDS (fixed wireless) and embedded Bluetooth market applications. This product line compliments Antenna Products Corporation's existing product lines of cellular, PCS, paging, ISM and AMR (automatic meter reading), omni-directional and sector wireless antennas. The Phazar Antenna Corp. commercial wireless product lines are manufactured at Antenna Products Corporation's plant in Mineral Wells, Texas.

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

Backlog

The backlog of orders at Antenna Products Corporation was $2.9 million on August 31, 2002. This compares to $3.4 million in backlog at the end of fiscal year 2002. Over 90% of this backlog will be delivered in the balance of the 2003 fiscal year.

The backlog of orders at Phazar Aerocorp Inc. (fka API Acquisition Corp) (dba The Upholstery Shop, Inc.!) was $336 thousand on August 31, 2002. This compares to $128 thousand in backlog at the end of fiscal year 2002. All of the $336 thousand in backlog will be delivered in the 2003 fiscal year.

Phazar Antenna Corp. orders are normally shipped within 2 weeks; hence Phazar Antenna Corp. backlog of orders was negligible on August 31, 2002.

NOTE 3  BUSINESS SEGMENTS

     The Company's operations are classified into two principal business segments based upon the nature of products and services.

     Antennas Design, manufacture and marketing of antenna systems, towers, and communications accessories worldwide.

     Aircraft Interiors         Contracts to refurbish the interiors of
                                corporate and private jets.

     Following is a summary of segment information:

                                                                     THREE MONTHS ENDED AUGUST 31,
                                             --------------------------------------------------------------------------
                                                             2002                                    2001
                                             --------------------------------------------------------------------------
                                               Antennas    Aircraft      Total      Antennas    Aircraft       Total
                                                           Interiors                            Interiors
                                              -----------  ----------  ----------  -----------  ----------  -----------
   Revenues from external customers           $1,916,109   $ 496,182   $2,412,292  $1,577,765   $ 889,064   $2,466,829
   Segment profit (loss)                      $  188,347   $(252,447)  $  (64,100) $ (246,497)  $(291,255)  $ (537,752)

   RECONCILIATIONS:
   REVENUES
   Total revenues for reportable segments                              $2,412,292                           $2,466,829
   Other revenues                                                      $        -                           $        -
                                                                       ----------                           ----------
   Total consolidated revenues                                         $2,412,292                           $2,466,829
                                                                       ==========                           ==========
   LOSS
   Total profit (loss)for reportable Segments                          $  (64,100)                          $ (537,752)
   Other profit or loss                                                $  (25,389)                          $  (32,244)
                                                                       ----------                           ----------
   Income (loss) before income taxes                                   $  (89,489)                          $ (569,996)
                                                                       ==========                           ==========

NOTE 4  INVENTORIES

   The major components of inventories are as follows:

                            August 31, 2002    May 31, 2002
                            ---------------   ---------------
     Raw materials          $      941,006    $      810,611
     Work in process               728,190           718,448
     Finished goods                469,213           487,661
                            --------------    --------------
                            $    2,138,409    $    2,016,720
                            ==============    ==============

NOTE 5  NOTES PAYABLE

     At August 31, 2002, and May 31, 2002 notes payable consist of a revolving note payable to a bank, with a maximum amount not to exceed the lesser of $2,000,000 or a calculated borrowing base determined by a formula based upon the amount of certain qualified receivables and inventories as defined in the loan agreement.

     Interest is payable monthly at the prime rate (4.75% at August 31, 2002, and May 31, 2002) plus 1% until September 30, 2002, when any unpaid principal and interest shall be due. Borrowings under the revolving note payable are collateralized by accounts receivable and inventories and are guaranteed by a principal shareholder. Under the agreement, the Company must maintain a minimum net worth of $1,500,000 and working capital of $1,000,000.


NOTE 6  LONG TERM DEBT

     At August 31, 2002 and May 31, 2002, long-term debt consists of the following:

                                                  August 31, 2002  May 31, 2002
                                                  ---------------  ------------

     Mortgage note to a bank, guaranteed 80% by
     a U.S. Government agency, payable $10,050
     per month, including interest at the prime
     rate (4.75 % at August 31, 2002 and May 31,
     2002) plus 0.5% (matures September 11,
     2011): collateralized by certain real
     estate, fixtures and assignment of life
     insurance policy with a principal
     shareholder. The note is also guaranteed by
     a principal shareholder and the Company is
     required to maintain certain covenants
     including $1,000,000 in working capital and
     a ratio of maximum debt to net worth of
     seven to one. The Company was in compliance
     with these covenants at August 31, 2002 and
     May 31, 2002                                   $     740,792  $    755,028

     Note payable to a bank, payable in
     installments of $25,843 per month until
     maturity date of January 26, 2007, when
     remaining balance is due, including
     interest at the prime rate (4.75% at August
     31, 2002 and May 31, 2002) plus 1% secured
     by property and equipment. The note is also
     guaranteed by a principal shareholder.         $   1,204,518  $  1,263,623

     Less current portion of long-term debt         $    (307,594) $   (307,594)
                                                    -------------  ------------
                                                    $   1,637,716  $  1,711,058
                                                    =============  ============
     Note payable to a shareholder of the
     Company, interest only payments due until
     June 2005 at the prime rate, (4.75% at
     August 31, 2002 and May 31, 2002).
     Beginning June 2005 interest and principal
     payments of $14,946 per month are due
     until maturity in May 2010. Interest
     charged to operations for the quarters
     ended August 31, 2002 and 2001 was $9,578
     and $13,704 respectively.                      $     800,000  $    800,000
                                                    -------------  ------------

NOTE 7            NEW ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment of or Disposal of Long-Lived Assets". This statement establishes a single accounting model for all long-lived assets, including business segments, to be disposed of. Under this statement, discontinued operations are no longer measured at net realizable value but at fair value. Future operating losses are no longer included as part of discontinued operations. Statement 144 was effective for fiscal years beginning after December 15, 2001. The Company adopted this statement effective June 1, 2002. The adoption of this statement had no effect on the Company's financial statements.

     Effective June 1, 2002, the Company implemented Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". This statement changed the accounting for goodwill from an amortization method to an impairment-only approach. Accordingly, the Company ceased amortizing goodwill in the first quarter of fiscal year end May 31, 2003.

     The following supplemental information is presented on a pro-forma basis, for the consolidated results of operations for the first quarter ended August 31, 2001 adjusted to exclude amortization of goodwill. All of the Company's goodwill is recorded in the Aircraft Interiors reporting segment.


                                                 Three Months Ended August 31,
                                                      2002          2001
                                                  ------------  ------------
     Reported net loss                             $  (58,785)   $ (453,467)
     Add back goodwill amortization
     (net of related income tax effect of $3,100)           -         6,018
                                                   ----------    ----------
     Pro-forma net loss                            $  (58,785)   $ (447,449)
                                                   ==========    ==========
     Reported loss per common share                $    (0.03)   $    (0.21)
     Effect of add back of goodwill amortization            -          0.01
                                                   ----------    ----------
     Pro-forma loss per common share               $    (0.03)   $    (0.20)
                                                   ==========    ==========


     The Company has not yet completed the initial assessment of goodwill under the new fair value model for determining impairment. The fair value measurement of goodwill under the new model will reflect the estimates and expectations of the market as of June 1, 2002, the date of adoption. Impairment charges, if any, from this initial evaluation would be reported as a cumulative effect of an accounting change in the Company's consolidated statement of operations.

            PHAZAR CORP (fka ANTENNA PRODUCTS, INC.) AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition and operating results for the period included in the accompanying financial statements.

Results of Operations
---------------------

First Quarter Ended August 31, 2002 Compared to First Quarter Ended August 31, 2001

PHAZAR CORP consolidated sales from operations were $2,412,292 for the quarter ended August 31, 2002 compared to sales of $2,466,829 for the first quarter ended August 31, 2001. PHAZAR CORP recorded a net loss of $58,785 for the first quarter of fiscal year 2003 compared to a net loss of $453,467 for the first quarter of fiscal year 2002.

Antenna Products Corporation sales and income improved in the first quarter of fiscal year 2003. Slow sales and lower volumes at Phazar Antenna Corp. and Phazar Aerocorp Inc. resulted in the consolidated loss for the first quarter of fiscal year 2003.

The gross profit margin for the first quarter was 37% compared to 11% for the first quarter of last year. The gross profit margin increased due to the increased sales of Antenna Products Corporation.

Sales and administrative expenses were higher in the first quarter of fiscal year 2003, $912,527 versus $794,307 in the first quarter of fiscal year 2002. Sales and administrative expenses as a ratio to sales were 38% in the first quarter of this year compared to 32% in the same period last year.

Interest expense in the first quarter of fiscal year 2003 was $61,294 versus $66,231 in the same time period of fiscal year 2002.

PHAZAR CORP's backlog totaled $3.2 million on August 31, 2002. This included $2.9 million at Antenna Products Corporation and $336 thousand at Phazar Aerocorp Inc. PHAZAR CORP's backlog totaled $4.6 million on August 31, 2001.

Liquidity and Capital Resources

Funds generated from operations are the major internal sources of liquidity and are supplemented by funds derived from capital markets, principally bank facilities. PHAZAR CORP has a $2.0 million revolving demand line of credit that is partially guaranteed by a principal shareholder. The credit line is regulated under a borrowing base formula using inventories and accounts receivable as collateral. The interest rate is established as one percentage point over Wall Street prime and is subject to a loan agreement with restrictive covenants. The most restrictive financial covenant requires Antenna Products Corporation to maintain $1.5 million in tangible net worth and $1.0 million of working capital. At August 31, 2002 Antenna Products Corporation had a tangible net worth of $2.1 million and working capital of $1.5 million. As of August 31, 2002 Antenna Products Corporation and Phazar Aerocorp Inc. had drawn $1.8 million of the $2.0 million line of credit with $200 thousand of the borrowing base available and unused. The revolving credit line agreement is renewable in September 2002. PHAZAR CORP anticipates renewal of this credit line and has projected that the credit available is sufficient to cover the operations requirements of subsidiaries in 2003.

PHAZAR CORP's current assets total $4,838,768 as of August 31, 2002 with $3,812,646 in inventory and accounts receivable. Receivables are $1,674,237 at quarter ending August 31, 2002 compared to $977,970 at fiscal 2002 year-end. Net inventories have increased from $2,016,720, at May 31, 2002 to $2,138,409. Cash accounts have decreased $122,135 from May 31, 2002. Current liabilities of the Company increased $882,574 from fiscal year end due to the increase in notes payable, accounts payable, accrued expenses, and billings in excess of costs and estimated earnings on refurbishing contracts in progress.


Item 3.  Controls and Procedures

As of August 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of August 31, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to August 31, 2002.


                            PART II-OTHER INFORMATION

                  None



                                    SIGNATURE
                                    ---------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   PHAZAR CORP




Date:  October 11, 2002           /s/ Clark D. Wraight
                                  --------------------------------------------
                                  Clark D. Wraight, Vice President
                                  and Principal Financial Officer

                            MANAGEMENT CERTIFICATION

I, Clark D. Wraight, certify that:

   1.    I have reviewed this quarterly report on Form 10-QSB of PHAZAR CORP;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)   evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the"Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




                                   PHAZAR CORP




Date:  October 11, 2002            /s/ Clark D. Wraight
                                   --------------------------------------------
                                   Clark D. Wraight, Vice President
                                   and Principal Financial Officer

                            MANAGEMENT CERTIFICATION


I, Gary W. Havener, certify that:

   1.    I have reviewed this quarterly report on Form 10-QSB of PHAZAR CORP;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b)    evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the"Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





                                   PHAZAR CORP




Date:  October 11, 2002             /s/ Gary W. Havener
                                    --------------------------------------------
                                    Gary W. Havener, President
                                    and Principal Executive Officer

                                  EXHIBIT 99.1

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         In connection with the Quarterly Report of PHAZAR CORP (the "Company") on Form 10-QSB for the quarter ended August 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Chief Executive Officer and Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

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