Form 10QSB
period 2002-11-30
PHAZAR CORP
filed 2003-01-10
CIK 724267

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended November 30, 2002

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
      For the transition period from ______________ to _______________

                         Commission file number 0-12866
                                                -------


                                   PHAZAR CORP
                          (fka ANTENNA PRODUCTS, INC.)
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


        Delaware                                          75-1907070
---------------------------------             --------------------------------
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

                                   Yes (X) No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,177,428 as of December 31, 2002.

            PHAZAR CORP (fka ANTENNA PRODUCTS, INC.) AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB

                                                                         PAGE
PART 1    FINANCIAL INFORMATION                                         NUMBER

Item 1.   Financial Statements for PHAZAR CORP
          and Subsidiaries

            Consolidated Balance Sheets -                                  3
            November 30, 2002 and May 31, 2002

            Consolidated Statements of Operations -                        5
            Three Months Ended November 30, 2002 and November 30, 2001
            Six Months Ended November 30, 2002 and November 30, 2001

            Consolidated Statements of Cash Flows -                        6
            Six Months Ended November 30, 2002 and November 30, 2001

            Notes to Consolidated Financial Statements                     8

Item 2.     Management's Discussion and Analysis of                        17
            Financial Condition and Results of Operation

Item 3.     Controls and Procedures                                        18

PART II   OTHER INFORMATION                                                19

SIGNATURE

Item 1.           Financial Statements

            PHAZAR CORP (fka ANTENNA PRODUCTS, INC.) AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                          November 30, 2002    May 31, 2002
                                             (Unaudited)         (Audited)
                                          -----------------  -----------------

Current assets:

  Cash and cash equivalents                    $    341,624       $    213,375

  Accounts receivable:
     Trade, net of allowance
       for doubtful accounts
       of $56,208 as of November 30
       and May 31, 2002                        $  1,261,166            915,458
     United States Government                       174,852             62,512

  Inventories                                     2,060,709          2,016,720

  Costs and estimated earnings in
     excess of billings on refurbishing
     contracts in progress                          278,093             19,627

  Prepaid expenses and other assets                 115,664             90,423
  Income taxes receivable                                 -            479,282
  Deferred income taxes                             218,949            218,949
                                               ------------       ------------

  Total current assets                            4,451,057          4,016,346

Property and equipment, net                       1,951,980          2,073,682

Intangible Assets (Goodwill)                        461,969            461,969

Identifiable Intangible Assets                    1,142,071          1,258,123
                                               ------------       ------------

TOTAL ASSETS                                   $  8,007,077       $  7,810,120
                                               ============       ============



The Notes to Consolidated Financial Statements are an integral part of these statements.

            PHAZAR CORP (fka ANTENNA PRODUCTS, INC.) AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Notes payable                                $    985,000       $  1,145,000
  Current portion of long-term debt                 307,594            307,594
  Accounts payable                                  639,003            454,452
  Accrued expenses                                  532,971            503,958
  Billings in excess of costs and
    estimated earnings on refurbishing
    contracts in progress                           230,302             42,593
  Income taxes payable                               32,737                  -
                                               ------------       ------------
  Total current liabilities                       2,727,607          2,453,597

Long-term debt                                    1,562,715          1,711,058
Note payable to shareholder                         800,000            800,000
Deferred income taxes                               182,780            182,780
                                               ------------       ------------
    Total long-term liabilities                   2,545,495          2,693,838
                                               ------------       ------------

    Total liabilities                             5,273,102          5,147,435
                                               ------------       ------------
Commitments and Contingencies                             -                  -

MINORITY INTEREST IN SUBSIDIARY                           -                  -

SHAREHOLDERS' EQUITY

Preferred Stock, $1 par, 2,000,000
    shares authorized, none issued
    or outstanding, attributes to be
    determined when issued                                -                  -
Common stock, $0.01 par, 6,000,000
    shares authorized 2,177,428 and
    2,174,828 issued and outstanding                 21,775             21,748
Additional paid in capital                        2,756,968          2,753,136
Retained earnings (deficit)                         (44,768)          (112,199)
                                               ------------       ------------

    Total shareholders' equity                    2,733,975          2,622,685
                                               ------------       ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $  8,007,077       $  7,810,120
                                               ============       ============





The Notes to Consolidated Financial Statements are an integral part of these statements.

            PHAZAR CORP (FKA ANTENNA PRODUCTS, INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE PERIODS ENDED NOVEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                     Six Months Ended            Three Months Ended
                                               Nov 30, 2002   Nov 30, 2001   Nov 30, 2002   Nov 30, 2001
                                               -----------    -----------    -----------    -----------
Sales and contract revenues                    $ 5,933,049    $ 5,623,250    $ 3,520,757    $ 3,156,421
Cost of sales and contracts                      4,031,033      4,389,164      2,502,694      2,194,774
                                               -----------    -----------    -----------    -----------
Gross Profit                                     1,902,016      1,234,086      1,018,063        961,647

Sales and administration expenses                1,683,911      1,885,549        771,384      1,091,242
                                               -----------    -----------    -----------    -----------

   Operating Profit (Loss)                         218,105       (651,463)       246,679       (129,595)
                                               -----------    -----------    -----------    -----------

Other income (expense)
     Interest expense                             (120,700)      (125,820)       (59,406)       (59,589)
     Interest income                                   219            358            171            341
     Other Income                                    4,543         21,738          4,212          3,652
                                               -----------    -----------    -----------    -----------

Total other expense                               (115,938)      (103,724)       (55,023)       (55,896)
                                               -----------    -----------    -----------    -----------

Income (loss) from operations before
 income taxes and minority interest                102,167       (755,187)       191,656       (185,191)

Income tax (provision) benefit                     (34,737)       256,764        (65,441)       165,781
                                               -----------    -----------    -----------    -----------

    Income (loss) before minority interest          67,430       (498,423)       126,215        (19,410)
                                               -----------    -----------    -----------    -----------

      Minority interest in subsidiary's loss          --           25,546           --             --
                                               -----------    -----------    -----------    -----------

Net income (loss)                              $    67,430    $  (472,877)   $   126,215    $   (19,410)
                                               ===========    ===========    ===========    ===========

Earnings (loss) per common share               $       .03    $     (0.22)   $       .06    $      (.01)
                                               ===========    ===========    ===========    ===========








 The Notes to Consolidated Financial Statements are an integral part of these statements.

            PHAZAR CORP (fka ANTENNA PRODUCTS, INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 2002 AND 2001
                                   (Unaudited)
                                                     Six Months Ended
                                           November 30, 2002  November 30, 2001
                                           -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                $    67,430       $  (472,877)
  Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
    Depreciation                                     166,995           162,133
    Amortization                                     116,052           130,795
    Stock based compensation                           3,858             3,680
    Deferred federal income tax                            -                 -
    Changes in assets and liabilities:
      Accounts receivable                           (458,048)         (566,784)
      Cost in excess of billings on
        refurbishing contracts in progress          (258,465)           34,238
      Inventory                                      (43,989)          266,440
      Prepaid expenses                               (25,241)          (74,360)
      Income taxes receivable                        479,282          (268,618)
      Accounts payable                               184,551           (87,921)
      Accrued expenses                                29,013           134,365
      Billings in excess of costs and
        estimated earnings on refurbishing
        contracts in progress                        187,709          (261,103)
      Income taxes payable                            32,737          (108,146)
      Minority interest                                    -           (25,546)
                                                 -----------       -----------
  Net cash provided by (used in) operating
        activities                                   481,884          (611,498)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                 (45,293)         (135,181)
                                                 -----------       -----------
       Net cash used in investing activities         (45,293)         (135,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under bank
      line of credit                                (160,000)          580,000
  Principal payments on long term debt              (148,342)         (148,299)
                                                 -----------       -----------
Net cash (used in)
 provided by financing activities                   (308,342)          431,701
                                                 -----------       -----------
  Net increase (decrease) in cash and
    cash equivalents                                 128,249          (314,978)

  CASH AND CASH EQUIVALENTS, beginning of
  period                                             213,375           341,413
                                                 -----------       -----------
  CASH AND CASH EQUIVALENTS, end of period       $   341,624       $    26,435
                                                 ===========       ===========
The Notes to Consolidated Financial Statements are an integral part of these statements.

            PHAZAR CORP (fka ANTENNA PRODUCTS, INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 2002 AND 2001
                                   (Unaudited)
                                   (Continued)

                                                     Six Months Ended
                                           November 30, 2002  November 30, 2001
                                           -----------------  -----------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:

    Interest (none capitalized)                  $   120,700       $   125,820
                                                 ===========       ===========

    Income taxes                                 $         -       $   120,000
                                                 ===========       ===========

SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES

  Stock Based Compensation                       $     3,858       $     3,680
                                                 ===========       ===========


The Notes to Consolidated Financial Statements are an integral part of these statements.

                                     PART 1

NOTE 1            STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 2002, the results of operations for the six months ended and three months ended November 30, 2002 and November 30, 2001, and the cash flows for the six months ended November 30, 2002 and November 30, 2001. These results have been determined on the basis of United States generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's audited financial statements for its fiscal year ended May 31, 2002.

Earnings (loss) per share are computed by dividing net income (loss) available for common stock by the weighted average number of common shares outstanding during the year. Weighted average shares outstanding were 2,176,491 and 2,170,412 for the six months ended November 30, 2002 and November 30, 2001, respectively. Stock options outstanding at November 30, 2002 and 2001 were not included in earnings per share because their effect would be anti-dilutive.

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

At the same time, the name of API Acquisition Corp. (fka The Upholstery Shop, Inc.!), another operating subsidiary was changed to Phazar Aerocorp Inc. The subsidiary began using the name Phazar Aerocorp Inc. in November, 2001 after the subsidiary moved into a new 86,000 square foot facility at Meacham International Airport in Fort Worth, Texas.

PHAZAR CORP operates as a holding company with Antenna Products Corporation, Phazar Aerocorp Inc., Phazar Antenna Corp. and Thirco, Inc. as its subsidiaries. Antenna Products Corporation, Phazar Aerocorp Inc. and Phazar Antenna Corp. are operating subsidiaries with Thirco, Inc. serving as an equipment leasing company to PHAZAR CORP's operating units. PHAZAR CORP has no other business activity. PHAZAR CORP's address is 101 S.E. 25th Avenue, Mineral Wells, Texas 76067. The telephone Number is (940) 325-3301. Product information is available from the Internet web page at: //www.antennaproducts.com and at: //www.phazar.com.

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

Antenna Products Corporation is primarily a build to order company and most manufacturing requirements are established on a contract basis. For this reason, the majority of the inventory is work in process. Approximately 27% of total inventory, $547,807 is currently maintained in stock for delivery to customers. Some raw materials are also inventoried to support customer delivery schedules. Antenna Products Corporation performs work for the United States Government primarily under fixed-price prime contracts and subcontracts. Under fixed-price contracts, Antenna Products Corporation realizes any benefit or detriment occasioned by lower or higher costs of performance.

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

Antenna Products Corporation plans to reinvest from 2% to 5% of sales in research and development projects, and bid and proposal activities. The mix of expenditures between the two areas in any given year is a function of the demand for new independently developed innovative systems and the level of requirements solicited. In 2002 Antenna Products Corporation invested 2.8% of sales in independent research and development (R&D) and bid and proposal activities (B&P). The level of expenditures for R&D and B&P as a ratio to sales in the first six months of 2003 was 1.9% of sales. Antenna Products Corporation does not consider patents to be material to its operations nor would the loss of any patents adversely affect operations.

Phazar Aerocorp Inc. (fka API Acquisition Corp.)(fka The Upholstery Shop, Inc.!)

Phazar Aerocorp Inc. is an 80% owned subsidiary of PHAZAR CORP. It was formed on January 24, 2000 as a Texas corporation. Phazar Aerocorp Inc. purchased the assets and business of The Upholstery Shop, Inc.! on January 27, 2000. The assets purchased included the machinery and equipment. No land or buildings were included as part of this acquisition. The acquisition was recorded as a purchase transaction and the operations of the subsidiary have been included in the financials from the date of acquisition.

Phazar Aerocorp Inc. moved in November 2001 to a new 86,000 square foot facility at Meacham International Airport in Fort Worth, Texas. Phazar Aerocorp Inc.'s address at Meacham International Airport is 4701 N. Main Street, Fort Worth, Texas 76106. The new telephone number is (817) 626-2842.

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

Backlog

The backlog of orders at Antenna Products Corporation was $2.7 million on November 30, 2002. This compares to $3.4 million in backlog at the end of fiscal year 2002. Over 85% of this backlog will be delivered in the balance of the 2003 fiscal year.

The backlog of orders at Phazar Aerocorp Inc. was $676 thousand on November 30, 2002. This compares to $128 thousand in backlog at the end of fiscal year 2002. All of the $676 thousand in backlog will be delivered in the 2003 fiscal year.

Phazar Antenna Corp. orders are normally shipped within 2 weeks; hence Phazar Antenna Corp. backlog of orders was negligible on November 30, 2002.

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

       Following is a summary of segment information:

                                                            THREE MONTHS ENDED NOVEMBER 30,
                                        ------------------------------------------------------------------------
                                                        2002                                2001
                                        ----------------------------------- ------------------------------------
                                                      Aircraft                            Aircraft
                                         Antennas    Interiors     Total     Antennas    Interiors      Total
                                        ----------- ----------- ----------- ----------- ------------ -----------
       Revenues from external
           customers                    $1,966,113  $1,554,644  $3,520,757  $2,304,951  $  851,470   $3,156,421
       Segment profit (loss)            $  279,418  $ (109,921) $  169,497  $  (15,842) $ (210,457)  $ (226,299)

       RECONCILIATIONS:
       REVENUES
       Total revenues for reportable
         segments                                               $3,520,757                           $3,156,421
       Other revenues                                           $        -                           $        -
                                                                ----------                           ----------
       Total consolidated revenues                              $3,520,757                           $3,156,421
                                                                ==========                           ==========
        LOSS
        Total profit (loss) for
        reportable segments                                     $  169,497                           $ (226,299)
        Other profit or loss                                    $   22,159                           $   41,108
                                                                ----------                           ----------
        Income (loss) before income taxes                       $  191,656                           $ (185,191)
                                                                ==========                           ==========

                                                             SIX MONTHS ENDED NOVEMBER 30,
                                        ------------------------------------------------------------------------
                                                        2002                                2001
                                        ----------------------------------- ------------------------------------
                                                      Aircraft                            Aircraft
                                         Antennas    Interiors     Total     Antennas    Interiors      Total
                                        ----------- ----------- ----------- ----------- ------------ -----------
        Revenues from external
            customers                   $3,882,222  $2,050,827  $5,933,049  $3,882,716  $1,740,534   $5,623,250
        Segment profit (loss)           $  467,765  $ (362,368) $  105,397  $ (262,339) $ (501,712)  $ (764,051)

        RECONCILIATIONS:
        REVENUES
        Total revenues for reportable
          segments                                              $5,933,049                           $5,623,250
        Other revenues                                          $        -                           $        -
                                                                ----------                           ----------
         Total consolidated revenues                            $5,933,049                           $5,623,250
                                                                ==========                           ==========
        LOSS
        Total profit (loss) for
          reportable segments                                   $  105,397                           $ (764,051)
        Other profit or loss                                    $   (3,230)                          $    8,864
                                                                ----------                           ----------
        Income (loss) before income taxes                       $  102,167                           $ (755,187)
                                                                ==========                           ==========


NOTE 4            INVENTORIES

     The major components of inventories are as follows:

                                November 30, 2002       May 31, 2002
                                -----------------       ------------
         Raw materials          $         834,560       $    810,611
         Work in process                  678,342            718,448
         Finished goods                   547,807            487,661
                                -----------------       ------------
                                $       2,060,709       $  2,016,720
                                =================       ============


NOTE 5            NOTES PAYABLE

     At November 30, 2002, and May 31, 2002 notes payable consist of a revolving note payable to a bank, with a maximum amount not to exceed the lesser of $2,000,000 or a calculated borrowing base determined by a formula based upon the amount of certain qualified receivables and inventories as defined in the loan agreement.

     Interest is payable monthly at the prime rate (4.25% and 4.75% at November 30, 2002, and May 31, 2002 respectively) plus 1% until September 30, 2003, when any unpaid principal and interest shall be due. Borrowings under the revolving note payable are collateralized by accounts receivable and inventories and are guaranteed by a principal shareholder. Under the agreement, the Company must maintain a minimum net worth of $1,500,000 and working capital of $1,000,000.

NOTE 6            LONG TERM DEBT

     At November 30, 2002 and May 31, 2002, long-term debt consists of the following:

                                            November 30, 2002     May 31, 2002
                                            -----------------     ------------

     Mortgage note to a bank, guaranteed
     80% by a U.S. Government agency,
     payable $10,050 per month,
     including interest at the prime
     rate (4.25 % and 4.75% at November
     30, 2002 and May 31, 2002
     respectively) plus 0.5% (matures
     September 11, 2011); collateralized
     by certain real estate, fixtures
     and assignment of life insurance
     policy with a principal
     shareholder. The note is also
     guaranteed by a principal
     shareholder and the Company is
     required to maintain certain
     covenants including $1,000,000 in
     working capital and a ratio of
     maximum debt to net worth of seven
     to one. The Company was in
     compliance with these covenants at
     November 30, 2002 and May 31, 2002.    $       726,144      $   755,028

     Note payable to a bank, payable in
     installments of $25,843 per month
     until maturity date of January 26,
     2007, when remaining balance is
     due, including interest at the
     prime rate (4.25% and 4.75% at
     November 30, 2002 and May 31, 2002
     respectively) plus 1% secured by
     property and equipment. The note is
     also guaranteed by a principal
     shareholder.                           $     1,144,165      $ 1,263,623

     Less current portion of long-term
     debt                                   $      (307,594)     $  (307,594)
                                            ---------------      -----------
                                            $     1,562,715      $ 1,711,058
                                            ===============      ===========

     Note payable to a shareholder of
     the Company, interest only payments
     due until June 2005 at the prime
     rate, (4.25% and 4.75% at November
     30, 2002 and May 31, 2002
     respectively). Beginning June 2005
     principal payments of $13,000 per
     month are due until maturity date
     of June 1, 2010, when remaining
     balance, principal and interest, is
     due. Interest charged to operations
     for the six months ended November
     30, 2002 and 2001 was $18,789 and
     $24,245 respectively.                  $       800,000      $   800,000
                                            ---------------      -----------

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

     The following supplemental information is presented on a pro-forma basis, for the consolidated results of operations for the quarter and six months ended November 30, 2001 adjusted to exclude amortization of goodwill. All of the Company's goodwill is recorded in the Aircraft Interiors reporting segment.

                                                                                 Three Months Ended November 30,
                                                                             ----------------------------------------
                                                                                     2002                  2001
                                                                             ------------------     -----------------
              Reported net profit (loss)                                           $   126,215           $  (19,410)
              Add back goodwill amortization
                   (net of related income tax effect of $3,100)                              -                6,018
                                                                             ------------------     -----------------
              Pro-forma net profit (loss)                                          $   126,215           $  (13,392)
                                                                             ==================     =================
              Reported earnings (loss) per common share                            $      0.06           $    (0.01)

              Effect of add back of goodwill amortization                                    -                    -
                                                                            ------------------     -----------------
              Pro-forma earnings (loss) per common share                           $      0.06           $    (0.01)
                                                                            ==================     =================

                                                                                   Six Months Ended November 30,
                                                                             ----------------------------------------
                                                                                     2002                   2001
                                                                             ------------------     -----------------
              Reported net profit (loss)                                              $ 67,430            $(472,877)
              Add back goodwill amortization
                   (net of related income tax effect of $6,200)                              -                12,036
                                                                             ------------------     -----------------

              Pro-forma net profit (loss)                                             $ 67,430            $(460,841)
                                                                             ==================     =================


              Reported earnings (loss) per common share                                 $ 0.03             $  (0.22)
              Effect of add back of goodwill amortization                                    -                 0.01
                                                                             ------------------     -----------------

              Pro-forma earnings (loss) per common share                                $ 0.03             $  (0.21)
                                                                             ==================     =================

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

Results of Operations
---------------------
Second Quarter Ended November 30, 2002 Compared to Second Quarter Ended November 30, 2001

PHAZAR CORP consolidated sales from operations were $3,520,757 for the quarter ended November 30, 2002 compared to sales of $3,156,421 for the second quarter ended November 30, 2001. PHAZAR CORP recorded a net profit of $126,215 for the second quarter of fiscal year 2003 compared to a net loss of $19,410 for the second quarter of fiscal year 2002.

Antenna Products Corporation and Phazar Antenna Corp. income improved on lower sales in the second quarter of fiscal year 2003. Second quarter sales for Antenna Products Corporation and Phazar Antenna Corp. were $1,966,113 resulting in a segment profit of $279,418. This compares to sales of $2,304,951 and a segment loss of $15,842 in the second quarter of fiscal year 2002. The improved profitability resulted from the relocation of Phazar Antenna Corp. to the offices of Antenna Products Corporation in Mineral Wells, Texas and the consolidation of all personnel.

Phazar Aerocorp Inc. sales improved in the second quarter of fiscal year 2003 as the general aviation industry continued its slow recovery. Second quarter sales for Phazar Aerocorp Inc. were $1,554,644 resulting in a segment loss of $109,921. This compares to sales of $851,470 and a segment loss of $210,457 in the second quarter of fiscal year 2002.

PHAZAR CORP's gross profit margin for the second quarter of fiscal year 2003 was 29% compared to 30% for the second quarter of last year.

Sales and administrative expenses were lower in the second quarter of fiscal year 2003, $771,384 versus $1,091,242 in the second quarter of fiscal year 2002. Sales and administrative expenses as a ratio to sales were 22% in the second quarter of this year compared to 35% in the same period last year. Sales and administrative expenses decreased due to the planned reduction in administrative personnel when Phazar Antenna Corp. moved to Texas.

Interest expense in the second quarter of fiscal year 2003 was $59,406 versus $59,589 in the same time period of fiscal year 2002.

PHAZAR CORP's backlog totaled $3.3 million on November 30, 2002. This included $2.7 million at Antenna Products Corporation and $676 thousand at Phazar Aerocorp Inc. PHAZAR CORP's backlog totaled $3.8 million on November 30, 2001.

Six Months  Ended  November 30, 2002  Compared to Six Months Ended  November 30,
2001

PHAZAR CORP's sales improved in the first six months of fiscal year 2003. This was due to the gradual recovery that is occurring in the general aviation industry.

PHAZAR CORP consolidated sales from operations were $5,933,049 in the first half of fiscal year 2003, compared to $5,623,250 in the first half of fiscal year 2002. PHAZAR CORP recorded a net profit of $67,430 for the six-month period ending November 30, 2002 compared to a net loss of $472,877 for the six-month period ending November 30, 2001. The gross margin for the first six months was 32% compared to 22% for the first six months of last year. Sales and administrative expenses as a percent of sales were 28% in the first six months of this year compared to 34% in the same period last year. PHAZAR CORP's operating margin for the first half of fiscal year 2003 was 4% compared to a negative 12% in the first half of fiscal year 2002. In the first six months of this year, warranty costs averaged less than 1% of sales, $14,443 compared to $3,806 in the same period last year. Discretionary products development spending was $114,354, or 2% of sales, compared to $149,629, or 3% of sales for the comparable period last year.

Liquidity and Capital Resources

Funds generated from operations are the major internal sources of liquidity and are supplemented by funds derived from capital markets, principally bank facilities. PHAZAR CORP has a $2.0 million revolving demand line of credit that is partially guaranteed by a principal shareholder. The credit line is regulated under a borrowing base formula using inventories and accounts receivable as collateral. The interest rate is established as one percentage point over Wall Street prime and is subject to a loan agreement with restrictive covenants. The most restrictive financial covenant requires Antenna Products Corporation to maintain $1.5 million in tangible net worth and $1.0 million of working capital. At November 30, 2002 Antenna Products Corporation had a tangible net worth of $2.5 million and working capital of $1.8 million. As of November 30, 2002 Antenna Products Corporation and Phazar Aerocorp Inc. had drawn $985,000 of the $2.0 million line of credit with $1,015,000 of the borrowing base available and unused. The revolving credit line agreement is renewable in September 2003. PHAZAR CORP anticipates renewal of this credit line and has projected that the credit available is sufficient to cover the operations requirements of subsidiaries in 2003.

PHAZAR CORP's current assets total $4,451,057 as of November 30, 2002 with $3,496,727 in inventory and accounts receivable. Receivables are $1,436,018 at quarter ending November 30, 2002 compared to $977,970 at fiscal 2002 year-end. Net inventories have increased from $2,016,720, at May 31, 2002 to $2,060,709. Cash accounts have increased $128,249 from May 31, 2002. Current liabilities of the Company increased $274,010 from fiscal year end due to the increase in accounts payable, accrued expenses, and billings in excess of costs and estimated earnings on refurbishing contracts in progress.

Item 3.  Controls and Procedures

As of November 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of November 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to November 30, 2002.

                            PART II-OTHER INFORMATION

                  None


                                    SIGNATURE
                                    ---------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               PHAZAR CORP




Date:  January  10, 2003                       /s/ Clark D. Wraight
                                               --------------------------------
                                               Clark D. Wraight, Vice President
                                               and Principal Financial Officer