Form 10QSB
period 2003-02-28
PHAZAR CORP
filed 2003-04-14
CIK 724267

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended February 28, 2003
                                      -----------------

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
       For the transition period from ______________ to _______________

        Commission file number 0-12866
                               -------




                                  PHAZAR CORP
                          (fka ANTENNA PRODUCTS, INC.)
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)




                   Delaware                                75-1907070
---------------------------------------------  ---------------------------------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
         or organization)

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

                              Yes (X)        No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,179,028 as of February 28, 2003.

            PHAZAR CORP (fka ANTENNA PRODUCTS, INC.) AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB

                                                                        PAGE
PART I      FINANCIAL INFORMATION                                       NUMBER

  Item 1.   Financial Statements for PHAZAR CORP
            and Subsidiaries

              Consolidated Balance Sheets -                                  3
              February 28, 2003 and May 31, 2002

              Consolidated Statements of Operations -                        5
              Three Months Ended February 28, 2003 and February 28, 2002
              Nine Months Ended February 28, 2003 and February 28, 2002

              Consolidated Statements of Cash Flows -                        6
              Nine Months Ended February 28, 2003 and February 28, 2002

              Notes to Consolidated Financial Statements                     8

  Item 2.   Management's Discussion and Analysis of                         17
            Financial Condition and Results of Operation

  Item 3.   Controls and Procedures                                         18

PART II     OTHER INFORMATION                                               19

SIGNATURE                                                                   19

Item 1.           Financial Statements


            PHAZAR CORP (fka ANTENNA PRODUCTS, INC.) AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                           February 28, 2003     May 31, 2002
                                           (Unaudited)             (Audited)
                                           -----------------  -----------------

Current assets:

  Cash and cash equivalents                   $     307,858     $     213,375
  Accounts receivable:
   Trade, net of allowance for doubtful
       accounts of $42,035 as of
       February 28, 2003 and $56,208
       as of  May 31, 2002                        1,087,106           915,458
   United States Government                          66,130            62,512
  Inventories                                     1,819,909         2,016,720
Costs and estimated earnings in excess
   of billings on refurbishing contracts
   in progress                                      141,118            19,627
  Prepaid expenses and other assets                 171,939            90,423
  Income taxes receivable                             2,000           479,282
  Deferred income taxes                             218,949           218,949
                                              -------------     -------------
  Total current assets                            3,815,009         4,016,346

Property and equipment, net                       1,860,469         2,073,682

Intangible Assets (Goodwill)                        461,969           461,969

Identifiable Intangible Assets                    1,083,696         1,258,123
                                              -------------     -------------
TOTAL ASSETS                                  $   7,221,143     $   7,810,120
                                              =============     =============



The Notes to Consolidated Financial Statements are an integral part of these statements.

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Notes payable                                $   1,060,000     $   1,145,000
 Current portion of long-term debt                  194,202           307,594
 Accounts payable                                   439,317           454,452
 Accrued expenses                                   488,255           503,958
 Billings in excess of costs and estimated
  earnings on refurbishing contracts
  in progress                                        12,220            42,593
 Income taxes payable                                     -                 -
                                              -------------     -------------
   Total current liabilities                      2,193,994         2,453,597
                                              -------------     -------------
Long-term debt                                    1,640,180         1,711,058
Note payable to shareholder                         800,000           800,000
Deferred income taxes                               182,780           182,780
                                              -------------     -------------
    Total long-term liabilities                   2,622,960         2,693,838
                                              -------------     -------------
     Total liabilities                            4,816,954         5,147,435
                                              -------------     -------------
Commitments and Contingencies                             -                 -

MINORITY INTEREST IN SUBSIDIARY                           -                 -

SHAREHOLDERS' EQUITY

Preferred Stock, $1 par, 2,000,000 shares
  authorized, none issued or outstanding,
  attributes to be determined when issued                 -                 -
Common stock, $0.01 par, 6,000,000 shares
  authorized 2,179,028 and 2,174,828
  issued and outstanding                             21,791            21,748
 Additional paid in capital                       2,759,809         2,753,136
 Retained earnings (deficit)                       (377,411)         (112,199)
                                              -------------     -------------
    Total shareholders' equity                    2,404,189         2,622,685
                                              -------------     -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $   7,221,143     $   7,810,120
                                              =============     =============





The Notes to Consolidated Financial Statements are an integral part of these statements.

            PHAZAR CORP (FKA ANTENNA PRODUCTS, INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE PERIODS ENDED FEBRUARY 28, 2003 AND 2002
                                   (Unaudited)

                                                 Nine Months Ended          Three Months Ended
                                           Feb 28, 2003  Feb 28, 2002   Feb 28, 2003  Feb 28, 2002
                                           ------------  ------------   ------------  ------------
Sales and contract revenues                $ 8,330,327   $ 8,193,158    $ 2,397,278   $  2,569,908
Cost of sales and contracts                  6,103,904     6,263,756      2,072,871      1,874,592
                                           -----------   -----------    -----------   ------------
  Gross Profit                               2,226,423     1,929,402        324,407        695,316

Sales and administration expenses            2,319,639     2,929,984        635,728      1,044,435
                                           -----------   -----------    -----------   ------------
  Operating Profit (Loss)                      (93,216)   (1,000,582)      (311,321)      (349,119)
                                           -----------   -----------    -----------   ------------
Other income (expense)
     Interest expense                         (165,344)     (182,777)       (44,644)       (56,957)
     Interest income                               452           545            233            187
     Other Income                               (7,104)       13,294        (11,647)        (8,444)
                                            ----------    ----------    -----------   ------------
Total other expense                           (171,996)     (168,938)       (56,058)       (65,214)
                                            ----------    ----------    -----------   ------------
Income (loss) from operations before
 income taxes and minority interest           (265,212)   (1,169,520)      (367,379)      (414,333)

Income tax (provision) benefit                       -       397,637              -        140,873
                                           -----------   -----------    -----------   ------------
 Income (loss) before minority interest       (265,212)     (771,883)      (367,379)      (273,460)
                                           -----------   -----------    -----------   ------------
 Minority interest in subsidiary's loss              -        25,546              -              -
                                           -----------   -----------    -----------   ------------
Net income (loss)                          $  (265,212)  $  (746,337)   $  (367,379)  $   (273,460)
                                           ===========   ===========    ===========   ============
Earnings (loss) per common share           $     (0.12)  $     (0.34)   $     (0.17)  $      (0.12)
                                           ===========   ===========    ===========   ============




The Notes to Consolidated Financial Statements are an integral part of these statements.

            PHAZAR CORP (fka ANTENNA PRODUCTS, INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED FEBRUARY 28, 2003 AND 2002
                                   (Unaudited)

                                                                   Nine Months Ended
                                                         February 28, 2003   February 28, 2002
                                                         -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $     (265,212)     $     (746,337)
  Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation                                                  258,506             243,364
    Amortization                                                  174,427             196,192
    Stock based compensation                                        6,715               5,565
    Deferred federal income tax                                         -                   -
    Changes in assets and liabilities:
      Accounts receivable                                        (175,266)            131,825
      Cost in excess of billings
        on refurbishing contracts in progress                    (121,491)             28,201
      Inventory                                                   196,811             177,802
      Prepaid expenses                                            (81,516)            (66,548)
      Income taxes receivable                                     477,282            (409,491)
      Accounts payable                                            (15,135)            (48,676)
      Accrued expenses                                            (15,703)            125,353
      Billings in excess of costs and estimated
        earnings on refurbishing contracts in progress            (30,373)             24,890
      Income taxes payable                                              -            (108,146)
      Minority interest                                                 -             (25,546)
                                                           --------------      --------------
  Net cash provided by (used in) operating activities             409,045            (374,200)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                              (45,293)           (177,206)
                                                           --------------      --------------
       Net cash used in investing activities                      (45,293)           (177,206)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under bank line of credit             (85,000)            600,000
  Principal payments on long term debt                           (184,269)           (226,284)
                                                           --------------      --------------
Net cash (used in) provided by financing activities              (269,269)            373,716
                                                           --------------      --------------
  Net increase (decrease) in cash and cash equivalents             94,483            (177,690)

  CASH AND CASH EQUIVALENTS, beginning of period                  213,375             341,413
                                                           --------------      --------------
  CASH AND CASH EQUIVALENTS, end of period                 $      307,858      $      163,723
                                                           ==============      ==============


The Notes to Consolidated Financial Statements are an integral part of these statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:

    Interest (none capitalized)                            $      165,344      $      182,777
                                                           ==============      ==============
    Income taxes                                           $            -      $      120,000
                                                           ==============      ==============
SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES

 Stock Based Compensation                                  $        6,715      $        5,565
                                                           ==============      ==============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                                     PART 1

NOTE 1            STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 28, 2003, the results of operations for the nine months ended and three months ended February 28, 2003 and February 28, 2002, and the cash flows for the nine months ended February 28, 2003 and February 28, 2002. These results have been determined on the basis of United States generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's audited financial statements for its fiscal year ended May 31, 2002.

Earnings (loss) per share are computed by dividing net income (loss) available for common stock by the weighted average number of common shares outstanding during the year. Weighted average shares outstanding were 2,177,178 and 2,171,023 for the nine months ended February 28, 2003 and February 28, 2002, respectively. Stock options outstanding at February 28, 2003 and 2002 were not included in earnings per share because their effect would be anti-dilutive.

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

Antenna Products Corporation is primarily a build to order company and most manufacturing requirements are established on a contract basis. For this reason, the majority of the inventory is work in process. Approximately 25% of total inventory, $455,410 is currently maintained in stock for delivery to customers. Some raw materials are also inventoried to support customer delivery schedules. Antenna Products Corporation performs work for the United States Government primarily under fixed-price prime contracts and subcontracts. Under fixed-price contracts, Antenna Products Corporation realizes any benefit or detriment occasioned by lower or higher costs of performance.

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

Antenna Products Corporation plans to reinvest from 2% to 5% of sales in research and development projects, and bid and proposal activities. The mix of expenditures between the two areas in any given year is a function of the demand for new independently developed innovative systems and the level of requirements solicited. In 2002 Antenna Products Corporation invested 2.8% of sales in independent research and development (R&D) and bid and proposal activities (B&P). The level of expenditures for R&D and B&P as a ratio to sales in the first nine months of 2003 was 2.0% of sales. Antenna Products Corporation does not consider patents to be material to its operations nor would the loss of any patents adversely affect operations.

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

Backlog

The backlog of orders at Antenna Products Corporation was $2.2 million on February 28, 2003. This compares to $3.4 million in backlog at the end of fiscal year 2002. Over 50% of this backlog will be delivered in the balance of the 2003 fiscal year.

The backlog of orders at Phazar Aerocorp Inc. was $242 thousand on February 28, 2003. This compares to $128 thousand in backlog at the end of fiscal year 2002. All of the $242 thousand in backlog will be delivered in the 2003 fiscal year.

Phazar Antenna Corp. orders are normally shipped within 2 weeks; hence Phazar Antenna Corp. backlog of orders was negligible on February 28, 2003.

NOTE  3  BUSINESS SEGMENTS

   The Company's operations are classified into two principal business segments based upon the nature of products and services.

   Antennas Design, manufacture and marketing of antenna systems, towers, and communications accessories worldwide.

   Aircraft  Interiors   Contracts to refurbish the interiors of corporate and
                         private jets.

   Following is a summary of segment information:



                                                             THREE MONTHS ENDED FEBRUARY 28,
                                       ------------------------------------------------------------------------
                                                      2003                                2002
                                       ------------------------------------------------------------------------
                                        Antennas   Aircraft       Total     Antennas    Aircraft       Total
                                                   Interiors                            Interiors
                                       ----------- ----------- ------------ ----------- ----------- -----------
     Revenues from external customers  $1,801,462  $  595,816  $ 2,397,278  $1,298,725  $1,271,183  $2,569,908
     Segment profit (loss)             $   18,065  $ (373,485) $  (355,420) $ (359,403) $  (62,835) $ (422,238)

     RECONCILIATIONS:
     REVENUES
     Total revenues for reportable
       segments                                                 $2,397,278                          $2,569,908
     Other revenues                                             $        -                          $        -
                                                                ----------                          ----------
     Total consolidated revenues                                $2,397,278                          $2,569,908
                                                                ==========                          ==========
     LOSS
     Total profit (loss) for
       reportable segments                                      $ (355,420)                         $ (422,238)
     Other profit or loss                                       $  (11,959)                         $    7,905
                                                                ----------                          ----------
     Income (loss) before income taxes                          $ (367,379)                         $ (414,333)
                                                                ==========                          ==========

                                                                    NINE MONTHS ENDED FEBRUARY 28,
                                       -------------------------------------------------------------------------
                                                      2003                                2002
                                       -------------------------------------------------------------------------
                                        Antennas   Aircraft       Total     Antennas    Aircraft       Total
                                                   Interiors                            Interiors
                                       ----------- ----------- ------------ ----------- ----------- ------------
     Revenues from external customers  $5,683,684  $2,646,643  $ 8,330,327  $5,181,441  $3,011,717  $ 8,193,158
     Segment profit (loss)             $  485,830  $ (735,853) $  (250,023) $ (758,074) $ (425,203) $(1,183,277)

     RECONCILIATIONS:
     REVENUES
     Total revenues for reportable
       segments                                                $8,330,327                           $ 8,193,158
     Other revenues                                            $        -                           $         -
                                                               ----------                           -----------
     Total consolidated revenues                               $8,330,327                           $ 8,193,158
                                                               ==========                           ===========
     LOSS
     Total profit (loss)for
       reportable segments                                     $ (250,023)                          $(1,183,277)
     Other profit or loss                                      $  (15,189)                          $    13,757
                                                               ----------                           -----------
     Income (loss) before income taxes                         $ (265,212)                          $(1,169,520)
                                                               ==========                           ===========


NOTE 4            INVENTORIES

     The major components of inventories are as follows:

                              February 28, 2003            May 31, 2002
                              -----------------         -----------------
         Raw materials        $       782,920           $        810,611
         Work in process              581,579                    718,448
         Finished goods               455,410                    487,661
                              ---------------           ----------------
                              $     1,819,909           $      2,016,720
                              ===============           ================


NOTE 5            NOTES PAYABLE

     At February 28, 2003, and May 31, 2002 notes payable consist of a revolving note payable to a bank, with a maximum amount not to exceed the lesser of $2,000,000 or a calculated borrowing base determined by a formula based upon the amount of certain qualified receivables and inventories as defined in the loan agreement.

     Interest is payable monthly at the prime rate (4.25% and 4.75% at February 28, 2003, and May 31, 2002 respectively) plus 1% until September 30, 2003, when any unpaid principal and interest shall be due. Borrowings under the revolving note payable are collateralized by accounts receivable and inventories and are guaranteed by a principal shareholder. Under the agreement, Antenna Products Corporation must maintain a minimum net worth of $1,500,000 and working capital of $1,000,000.

NOTE 6            LONG TERM DEBT

     At February 28, 2003 and May 31, 2002, long-term debt consists of the following:


                                                February 28, 2003   May 31, 2002
                                                -----------------  -------------
     Mortgage note to a bank, guaranteed 80%
     by a U.S. Government agency, payable
     $10,050 per month, including interest at
     the prime rate (4.25 % and 4.75% at
     February 28, 2003 and May 31, 2002
     respectively) plus 0.5% (matures
     September 11, 2011); collateralized by
     certain real estate, fixtures and
     assignment of life insurance policy with
     a principal shareholder. The note is
     also guaranteed by a principal
     shareholder and the Company is required
     to maintain certain covenants including
     $1,000,000 in working capital and a
     ratio of maximum debt to net worth of
     seven to one. The Company was in
     compliance with these covenants at
     February 28, 2003 and May 31, 2002.             $   710,962    $   755,028

     Note payable to a bank, payable in
     installments of $25,843 per month until
     maturity date of January 26, 2007, when
     remaining balance is due, including
     interest at the prime rate (4.25% and
     4.75% at February 28, 2003 and May 31,
     2002 respectively) plus 1% secured by
     property and equipment. The note is also
     guaranteed by a principal shareholder.          $         -    $ 1,263,623

     In an agreement dated February 18, 2003,
     the Company restructured the note. The
     note is payable to a bank in monthly
     installments of $9,725 plus accrued
     interest at prime plus 1% (5.25% at
     February 28, 2003), with $668,029 due
     upon maturity on January 26, 2007. Also
     executed on February 18, 2003 was a debt
     participation agreement between the bank
     and the majority shareholder for the
     shareholder to purchase a participation
     right of approximately 52% of the debt
     for $600,000.                                   $ 1,123,420    $         -

     Less current portion of long-term debt          $  (194,202)   $  (307,594)
                                                     -----------    -----------

                                                     $ 1,640,180    $ 1,711,058
                                                     ===========    ===========

     Note payable to a shareholder of the
     Company, interest only payments due
     until June 2005 at the prime rate,
     (4.25% and 4.75% at February 28, 2003
     and May 31, 2002 respectively).
     Beginning June 2005 principal payments
     of $13,000 per month are due until
     maturity date of June 1, 2010, when
     remaining balance, principal and
     interest, is due. Interest charged to
     operations for the nine months ended
     February 28, 2003 and 2002 was $27,173
     and $34,378 respectively.                       $   800,000    $   800,000
                                                     -----------    -----------

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

     The following supplemental information is presented on a pro-forma basis, for the consolidated results of operations for the quarter and nine months ended February 28, 2002 adjusted to exclude amortization of goodwill. All of the Company's goodwill is recorded in the Aircraft Interiors reporting segment.
                                                        Three Months Ended
                                                            February 28,
                                                      -------------------------
                                                          2003           2002
                                                      ------------  -----------
         Reported net profit (loss)                   $ (367,379)   $ (273,460)
         Add back goodwill amortization
          (net of related income tax effect of $3,100)         -         6,018
                                                      ----------    ----------
         Pro-forma net profit (loss)                  $ (367,379)   $ (267,442)
                                                      ==========    ==========
         Reported earnings (loss) per common share    $    (0.17)   $    (0.12)
         Effect of add back of goodwill amortization           -             -
                                                      ----------    ----------
         Pro-forma earnings (loss) per common share   $    (0.17)   $    (0.12)
                                                      ==========    ==========

                                                          Nine Months Ended
                                                              February 28,
                                                      -------------------------
                                                          2003           2002
                                                      -----------   -----------
         Reported net profit (loss)                   $ (265,212)   $ (746,337)
         Add back goodwill amortization
          (net of related income tax effect of $9,300)         -        18,054
                                                      ----------    ----------
         Pro-forma net profit (loss)                  $ (265,212)   $ (728,283)
                                                      ==========    ==========
         Reported earnings (loss) per common share    $    (0.12)   $    (0.34)
         Effect of add back of goodwill amortization           -          0.01
                                                      ----------    ----------
         Pro-forma earnings (loss) per common share   $    (0.12)   $    (0.33)
                                                      ==========    ==========


     The Company has completed the initial assessment of goodwill under the new fair value model for determining impairment. The fair value measurement of goodwill under the new model reflects the estimates and expectations of the market as of June 1, 2002, the date of adoption. Impairment charges, if any, from this initial evaluation will be reported as a cumulative effect of an accounting change in the Company's consolidated statement of operations.

            PHAZAR CORP (fka ANTENNA PRODUCTS, INC.) AND SUBSIDIARIES



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition and operating results for the period included in the accompanying financial statements.

Results of Operations
---------------------
Third Quarter Ended February 28, 2003 Compared to Third Quarter Ended February 28, 2002

PHAZAR CORP consolidated sales from operations were $2,397,278 for the quarter ended February 28, 2003 compared to sales of $2,569,908 for the third quarter ended February 28, 2002. PHAZAR CORP recorded a net loss of $367,379 for the third quarter of fiscal year 2003 compared to a net loss of $273,460 for the third quarter of fiscal year 2002.

Antenna Products Corporation and Phazar Antenna Corp. income improved on increased sales in the third quarter of fiscal year 2003. Third quarter sales for Antenna Products Corporation and Phazar Antenna Corp. were $1,801,462 resulting in a segment profit of $18,065. This compares to sales of $1,298,725 and a segment loss of $359,403 in the third quarter of fiscal year 2002. The improved profitability resulted from the relocation of Phazar Antenna Corp. to the offices of Antenna Products Corporation in Mineral Wells, Texas and the consolidation of all personnel.

Phazar Aerocorp Inc. sales were lower in the third quarter of fiscal year 2003 as the general aviation industry continued to stagnate. Third quarter sales for Phazar Aerocorp Inc. were $595,816 resulting in a segment loss of $373,485. This compares to sales of $1,271,183 and a segment loss of $62,835 in the third quarter of fiscal year 2002.

PHAZAR CORP's gross profit margin for the third quarter of fiscal year 2003 was 14% compared to 27% for the third quarter of last year.

Sales and administrative expenses were lower in the third quarter of fiscal year 2003, $635,728 versus $1,044,435 in the third quarter of fiscal year 2002. Sales and administrative expenses as a ratio to sales were 27% in the third quarter of this year compared to 41% in the same period last year. Sales and administrative expenses decreased due to the planned reduction in administrative personnel when Phazar Antenna Corp. moved to Texas.

Interest expense in the third quarter of fiscal year 2003 was $44,644 versus $56,957 in the same time period of fiscal year 2002.

PHAZAR CORP's backlog totaled $2.5 million on February 28, 2003. This included $2.2 million at Antenna Products Corporation and $242 thousand at Phazar Aerocorp Inc. PHAZAR CORP's backlog totaled $3.9 million on February 28, 2002.

Nine Months Ended February 28, 2003 Compared to Nine Months Ended February 28, 2002

PHAZAR CORP's sales improved in the first nine months of fiscal year 2003. This was due to the increased demand for equipment at Antenna Products Corporation and Phazar Antenna Corp.

PHAZAR CORP consolidated sales from operations were $8,330,327 in the first nine months of fiscal year 2003, compared to $8,193,158 in the first nine months of fiscal year 2002. PHAZAR CORP recorded a net loss of $265,212 for the nine month period ending February 28, 2003 compared to a net loss of $746,337 for the nine month period ending February 28, 2002. The gross margin for the first nine months was 27% compared to 24% for the first nine months of last year. Sales and administrative expenses as a percent of sales were 28% in the first nine months of this year compared to 36% in the same period last year. PHAZAR CORP's operating margin for the first nine months of fiscal year 2003 was a negative 1% compared to a negative 12% in the first nine months of fiscal year 2002. In the first nine months of this year, warranty costs averaged less than 1% of sales, $23,535 compared to $11,686 in the same period last year.
Discretionary products development spending was $162,849, or 2% of sales, compared to $193,028, or 2% of sales for the comparable period last year.

Liquidity and Capital Resources

Funds generated from operations are the major internal sources of liquidity and are supplemented by funds derived from capital markets, principally bank facilities. PHAZAR CORP has a $2.0 million revolving demand line of credit that is partially guaranteed by a principal shareholder. The credit line is regulated under a borrowing base formula using inventories and accounts receivable as collateral. The interest rate is established as one percentage point over Wall Street prime and is subject to a loan agreement with restrictive covenants. The most restrictive financial covenant requires Antenna Products Corporation to maintain $1.5 million in tangible net worth and $1.0 million of working capital. At February 28, 2003 Antenna Products Corporation had a tangible net worth of $2.5 million and working capital of $1.8 million. As of February 28, 2003 Antenna Products Corporation and Phazar Aerocorp Inc. had drawn $1,060,000 of the $2.0 million line of credit with $821,360 of the borrowing base available and unused. The revolving credit line agreement is renewable in September 2003. PHAZAR CORP anticipates renewal of this credit line and has projected that the credit available is sufficient to cover the operations requirements of subsidiaries in 2003.

PHAZAR CORP's current assets total $3,815,009 as of February 28, 2003 with $2,973,145 in inventory and accounts receivable. Receivables are $1,153,236 at quarter ending February 28, 2003 compared to $977,970 at fiscal 2002 year-end. Net inventories have decreased from $2,016,720, at May 31, 2002 to $1,819,909. Cash accounts have increased $94,483 from May 31, 2002. Current liabilities of the Company decreased $259,603 from fiscal year end due to the decrease in notes payable, accounts payable, accrued expenses, and billings in excess of costs and estimated earnings on refurbishing contracts in progress.

Item 3.  Controls and Procedures

As of February 28, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of February 28, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to February 28, 2003.



                            PART II-OTHER INFORMATION

                  None


                                    SIGNATURE
                                    ---------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              PHAZAR CORP




Date:  April 14, 2003                         /s/ Clark D. Wraight
                                              --------------------------------
                                              Clark D. Wraight, Vice President
                                              and Principal Financial Officer