Form 10KSB
period 2003-05-31
PHAZAR CORP
filed 2003-08-28
CIK 724267

================================================================================
                        Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-KSB
(Mark One)

      [  X  ]    ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended May 31, 2003

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

Check whether the issuer has (i) filed all reports required by Section 13 or 15(d) of the Exchange ACT during the past 12 months, and (ii) been subject to such filing requirements for the past ninety (90) days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The Company's net sales for Fiscal Year ended May 31, 2003 was $7,414,397.

As of August 11, 2003, 2,183,328 shares of Common Stock were outstanding and the aggregate market value of the Common Stock (based on the latest price of known transactions on the Nasdaq Smallcap Market) held by non-affiliates (909,739 shares) was approximately $2,247,055.

DOCUMENTS INCORPORATED BY REFERENCE

The Company's Proxy Statement dated August 11, 2003 for its annual meeting of shareholders to be held October 7, 2003 is incorporated by reference into Part III of this report.

Transitional Small Business Disclosure Format (check one):  Yes [   ]  No [ X ]

                                     PART 1

Item 1.  Description of Business.

General

PHAZAR CORP operates as a holding company with Antenna Products Corporation, Tumche Corp. (fka Phazar Aerocorp, Inc.), Phazar Antenna Corp. and Thirco, Inc. as its subsidiaries. Antenna Products Corporation, and Phazar Antenna Corp. are operating subsidiaries with Thirco, Inc. serving as an equipment leasing company to PHAZAR CORP's operating units. PHAZAR CORP has no other business activity. PHAZAR CORP's address is 101 S.E. 25th Avenue, Mineral Wells, Texas 76067. The telephone number is (940) 325-3301.

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

Antenna Products Corporation designs, manufactures and markets standard and custom antennas, guyed and self supported towers, support structures, masts and communication accessories worldwide. Customers include the U.S. Government, both military and civil agencies, U.S. Government prime contractors and commercial clients. Examples of Antenna Products Corporation's U.S. Government supplied products include ground to air collinear antennas, instrument landing antennas and towers, fixed system multi-port antenna arrays, tactical quick erect antennas and masts, shipboard antenna tilting devices, transport pallets, surveillance antennas, antenna rotators, positioners and controls, and high power broadcast baluns. Examples of the Company's commercial products include panel, sector, omnidirectional and closed loop telecommunications antennas, automatic meter reading (AMR), instrument scientific medical (ISM), cellular, paging and yagi antennas, guyed towers and self supported towers.

Antenna Products Corporation's customer base is primarily government and government prime contractor focused, but this is slowly changing as Antenna Products Corporation continues to develop and market new commercial products. Antenna Products Corporation's market is international in scope. Antenna Products Corporation currently focuses on developing domestic markets and has a limited amount of foreign sales. The specialized need of Antenna Products Corporation's customers and the technology required to meet those needs change constantly. Accordingly, Antenna Products Corporation stresses its engineering, installation, service and other support capabilities. Antenna Products Corporation uses its own sales and engineering staff to service its principal markets. Some of Antenna Products Corporation's contracts are large relative to total annual sales volume and, therefore, the composition of the customer base is different year to year. In 2003 the U.S. Government was the single largest customer and accounted for 21% of the total sales volume. Thales ATM, Inc. was the second largest customer and accounted for 16% of total sales. Orders for equipment in some of these product categories are in backlog and, therefore, the U.S. Government and Thales ATM, Inc. are expected to be major clients again in 2004.

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

Antenna Products Corporation is primarily a build to order company and most manufacturing requirements are established on a contract basis. For this reason, the majority of the inventory is work in process. Approximately 20% of total inventory, $339,376 is currently maintained in stock for delivery to customers. Some raw materials are also inventoried to support customer delivery schedules. Antenna Products Corporation performs work for the United States Government primarily under fixed-price prime contracts and subcontracts. Under fixed-price contracts, Antenna Products Corporation realizes any benefit or detriment occasioned by lower or higher costs of performance.

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

Antenna Products Corporation plans to reinvest from 2% to 5% of sales in research and development projects and bid and proposal activities. The mix of expenditures between the two areas in any given year is a function of the demand for new independently developed innovative systems and the level of requirements solicited. In 2003 Antenna Products Corporation invested 2.9% of sales in independent research and development (R&D) and bid and proposal activities (B&P). The level of expenditures as a ratio to sales is expected to continue at this level in 2004. The level of expenditures for R&D and B&P as a ratio to sales was 4.5% of sales in 2002. Antenna Products Corporation does not consider patents to be material to its operations nor would the loss of any patents adversely affect operations.

Tumche Corp. (fka Phazar Aerocorp, Inc.)

On May 31, 2003 PHAZAR CORP sold the assets and business of Phazar Aerocorp Inc. to Phaero LLC, a new corporation that was formed by Gary Havener, principal shareholder and President of PHAZAR CORP and Brian Perryman, General Manager of Phazar Aerocorp Inc. Phaero LLC purchased the assets of Phazar Aerocorp Inc. including the name Phazar Aerocorp and assumed the liabilities, including all indebtedness and lease obligations of Phazar Aerocorp Inc. except the intercompany debt. Phaero LLC also assumed PHAZAR CORP's subsidiary, Antenna Products Corporation's $800,000 indebtedness to Sinan Corp. as a condition of the sale.

On June 16, 2003 the name of Phazar Aerocorp Inc. was changed to Tumche Corp. Tumche Corp is a wholly owned subsidiary of PHAZAR CORP.

Phazar Antenna Corp.

Phazar Antenna Corp. is a wholly owned Subsidiary of PHAZAR CORP. It was formed as a Delaware Corporation and activated on June 1, 2000. Phazar Antenna Corp. operates as a marketing, research and development unit. Phazar Antenna Corp.'s address is 101 S.E. 25th Avenue, Mineral Wells, Texas 76067. The telephone number is (940) 325-3301.

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

Backlog

The backlog of orders at Antenna Products Corporation and Phazar Antenna Corp. was $8.2 million at year-end. This compares to $3.4 million in backlog at the end of fiscal year 2002. In July, the backlog was $7.4 million. Over 80% of this backlog will be delivered in the 2004 fiscal year.

Raw Material Source and Supply

PHAZAR CORP's operating subsidiaries' principal raw materials are steel, aluminum, other metal alloys, plastic and composite tubing, hardware, electrical wire, wire rope, electronic components and electro-mechanical components. The materials are commonly available from numerous sources, including local distributors in quantities sufficient to meet the needs of the subsidiaries. The availability and supply of raw materials is not considered to be a problem for PHAZAR CORP.

Employees

As of August 1, 2003 Antenna Products Corporation and Phazar Antenna Corp. combined employed a total of eighty-six employees. Of the eighty-six, twelve are employed in administration and sales, ten in engineering and technical support, and sixty-four in manufacturing. None of Antenna Products Corporation and Phazar Antenna Corp.'s employees are subject to collective bargaining agreements.

Thirco does not employ any full time employees and does not intend to employ any in the foreseeable future.

Foreign Sales

Antenna Products Corporation's sales in international markets are primarily to foreign governments or prime contractors to foreign governments and, as such, represent a small percentage of the overall Company annual volume. The level of profits from the commitment of assets to this portion of the business is no greater or no less than that of other market segments. International sales for 2003 and 2002 were 6.8% and 8.2%, respectively, of total sales.

Phazar Antenna Corp. has no significant sales to international customers.

Item 2.  Description of Property.

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

Phazar Antenna Corp. uses the facilities of Antenna Products Corporation in Mineral Wells, Texas. Phazar Antenna Corp. has a leased facility in Ronkonkoma, New York that it vacated in June, 2002. The Company has attempted to sublet the

New York facility without success. This lease will expire in April of 2004 and will not be renewed.

Thirco owns a fifty-acre test site in Mineral Wells, Texas. The site includes three buildings with 28,000 square feet of space. The space is currently being leased to Antenna Products Corporation for test activity with some storage of inventory. The two larger buildings, if needed, are suitable with rearrangement and some conversion expense, for additional manufacturing utilization.

Item 3.  Legal Proceedings.

None required by this item.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal year 2003.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

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

                                            BID
Quarter Ended                       High             Low

August 2001                         1.90             1.30
November 2001                       1.90             1.19
February 2002                       1.81             1.19
May 2002                            1.90             1.21

August 2002                         1.90             1.51
November 2002                       2.01             1.22
February 2003                       2.05             1.60
May 2003                            2.20             1.74

Holders

At August 1, 2003 there were approximately 886 holders of record of common stock.

Dividends

PHAZAR CORP has never paid a regular cash dividend on common stock and has no plans to institute payment of regular dividends.

Recent Sales of Unregistered Securities

As partial consideration for attending the PHAZAR CORP Board of Directors' meetings, Gary W. Havener, Clark D. Wraight, James Miles, James Kenney and R. Allen Wahl each received 1,200 shares of PHAZAR CORP common stock. Also, as partial consideration for attending the PHAZAR CORP audit committee meetings, James Miles, James Kenny and R. Allen Wahl each received an additional 400 shares of PHAZAR CORP common stock. Each Director agreed to hold the shares for investment and not for further distribution. The certificates representing the shares bear a legend restricting transfer without compliance with the registration requirements of the Federal Securities Act of 1933 or in reliance upon an applicable exemption therefrom. PHAZAR CORP relied on section 4(2) of the Securities Act of 1933 as its exemption from registration.

The following table presents selected financial data of PHAZAR CORP. This historical data should be read in conjunction with Consolidated Financial Statements and the Related Notes thereto in Item 7.


                           FISCAL YEAR ENDING MAY 31
                           -------------------------

                                                       2003          2002
                                                  -------------  -------------
Net Sales                                         $  7,414,397   $  6,768,258
Income (loss) from continuing Operations          $    251,038   $   (790,697)

Income per share from continuing operations       $       0.12   $      (0.36)

Total Assets                                      $  4,718,754   $  7,810,120

Long Term Debt                                    $    631,719   $  1,495,526

Dividends                                         $       0.00   $       0.00

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Results of Operation

PHAZAR CORP's continuing operation is that of its subsidiaries, Antenna Products Corporation, Phazar Antenna Corp. and Thirco, Inc. As previously discussed in
Item 1, for the purpose of this discussion, all results of Phazar Antenna Corp. are included with the results of Antenna Products Corporation. The management discussion presented in this item relates to the operations of Subsidiary units and the associated Consolidated Financials as presented in Item 7.

Year ended May 31, 2003 ("2003") Compared with Year Ended May 31, 2002 ("2002")

Antenna Products Corporation and Phazar Antenna Corp. combined, experienced improved sales in the third and fourth quarter of fiscal year 2003, resulting in overall sales of $7.4 million in 2003. This is $600 thousand or 9% more than the

$6.8 million in sales in 2002. Orders increased in both military and commercial markets from a total of $7.2 million in 2002 to $12.5 million in 2003. This resulted in an ending backlog of firm orders at year-end of $8.2 million, up significantly from the prior year-end backlog of $3.4 million.

The year-end backlog includes a $6.2 million contract awarded to Antenna Products Corporation on April 17, 2003 from BAE Systems ATI. The contract is for the production of 132 crossed dipole antennas plus the antenna support structures and ground screen items. This equipment is scheduled to be delivered to the high frequency active auroral research program (HAARP) ionospheric research site near Gokona, Alaska in approximately 12 months.

The gross profit margin for the continuing operations for fiscal year 2003 was 38% compared to 33% in 2002. Sales and administrative expenses as a ratio to sales were 32% of sales in 2003 compared to 51% in 2002. The operating margin for 2003 was 6% compared to (17.5%) in 2002. Warranty charges of $31,092 were higher than last year's rate of $27,389 and averaged less than 1% of sales. Bid and proposal activities and discretionary product development spending totaled $215,338, or 2.9% of sales in 2003. This compares to $301,141 or 4.5% of sales in 2002. Interest expense for the continuing operations decreased from $106,921 in 2002 to $101,866 in 2003.

Income from continuing operations before income taxes was $389,837 in 2003 compared to a pre-tax loss of $1,207,810 in 2002.

The result of the sale of the assets and business of Phazar Aerocorp Inc. on May 31, 2003 is identified in the consolidated financials as discontinued operations of the aircraft interiors segment. The net loss from operations of the discontinued aircraft interiors segment in 2003 was $705,882. This compares to a net loss from operations of the discontinued aircraft interiors segment of $384,375 in 2002. The net income as a result of the sale of the aircraft interiors segment in 2003 was $322,675.

The sale of the aircraft interiors segment and the improved backlog of the antenna segment has positioned PHAZAR CORP to become profitable in the 2004 fiscal year.

Liquidity and Capital Resources

Funds generated from operations are the major internal sources of liquidity and are supplemented by funds derived from capital markets, principally bank facilities. PHAZAR CORP has a $2.0 million revolving demand line of credit that is partially guaranteed by a principal shareholder. The credit line is regulated under a borrowing base formula using inventories and accounts receivable as collateral. The interest rate is established as one percentage point over Wall Street prime and is subject to a loan agreement with restrictive covenants. The most restrictive financial covenants require PHAZAR CORP to maintain $2.0 million in tangible net worth and Antenna Products Corporation to maintain $1.0 million of working capital. At May 31, 2003 PHAZAR CORP had a tangible net worth of $2.5 million and Antenna Products Corporation had a working capital of $1.0 million. As of July 31, 2003 Antenna Products Corporation had drawn $20 thousand of the $2.0 million line of credit with $1.58 million of the borrowing base available and unused. The revolving credit line agreement is renewable in September 2003. PHAZAR CORP anticipates renewal of this credit line and has projected that the credit available is sufficient to cover the operational requirements of subsidiaries in 2004.

Net cash flow from operating activities was a positive $233,186 in 2003 compared to a negative $931,267 in 2002. Inventory decreased $326,004 in 2003 compared to a decrease of $253,718 in 2002. Accounts payable and accrued liabilities decreased $110,526 and accounts receivable increased $211,069 in 2003. In 2002 accounts payable and accrued liabilities increased $89,472 and accounts receivable decreased $167,347. Cash flow used in financing activities in 2003 was $184,506 compared to net cash provided by financing activities of $840,217 in 2002. Cash and cash equivalents at the end of 2003 were $190,988 a decrease from $201,806 at the end of the prior year.

Antenna Products Corporation has a long-term bank note for $1.2 million collateralized by the Antenna Products Corporation plant, property, and equipment. The current balance is $696 thousand with payments amortized over 20 years ending in 2011. The interest is variable at one half point over prime interest rate with the note supported by an FmHA guarantee under the federal guidelines of a rural business industry loan. The note is guaranteed by a principal shareholder.

Item 7.  Financial Statements.

The consolidated financial statements listed in Item 13 are included in this report on pages F-1 through F-18.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 9.  Directors,   Executive   Officers,   Promoters   and  Control  Persons;
         Compliance with Section 16 (a) of the Exchange Act.

This information will be included in the definitive Proxy Statement dated August 11, 2003 filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 10. Executive Compensation.

This information will be included in the Company's definitive Proxy Statement dated August 11, 2003 filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information will be included in the Company's definitive Proxy Statement dated August 11, 2003 filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions.

This information will be included in the Company's definitive Proxy Statement dated August 11, 2003 filed with the Securities and Exchange Commission and is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K.

     (a) The following documents are filed as part of this report:

         1.  Financial   Statements.    The   following  consolidated  financial
             statements   of   PHAZAR  CORP  and  subsidiaries  and  independent
             auditors' reports are presented on pages F-1 through F-18:

             Independent Auditor's Report

             Consolidated Balance Sheets - May 31, 2003 and 2002

             Consolidated Statements of Operations - Years Ended May 31, 2003 and 2002

             Consolidated Statement of Shareholders' Equity - Years Ended May 31, 2003 and 2002

             Consolidated Statements of Cash Flows - Years Ended May 31, 2003 and 2002

             Notes To Consolidated Financial Statements

         2.  Financial Statement Schedules.  Not applicable.
             -----------------------------

             All  other   schedules  have  been  omitted  because  the  required
             information is shown in the consolidated financials or notes thereto, or they are not applicable.

         3.  Exhibits.
             --------

             Exhibit 31.1 - Rule  13a-14(a)/15d-14(a)  Certification  of   Chief
                            Executive  Officer
             Exhibit 31.2 - Rule  13a-14(a)/15d-14(a)  Certification  of   Chief
                            Financial Officer
             Exhibit 32.1 - Section 1350 Certification

     (b) Reports on Form 8-K.

             On June 13, 2003 the registrant filed a Form 8-K for the purpose of disclosing the sale of the assets and business of Phazar Aerocorp Inc., a Texas Corporation and 80% owned subsidiary of PHAZAR CORP. The sale was effective on May 31, 2003. The effect of the sale has been included in the consolidated financials as discontinued operations.

Item 14.  Controls and Procedures.


As of May 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of May 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to May 31, 2003.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  August 22, 2003


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


Signature                        Title                              Date
---------                        -----                              ----


/s/ Clark D. Wraight
----------------------------     Principal Financial Officer   August 22, 2003
Clark D. Wraight                      and Director



/s/ James Miles
----------------------------     Director                      August 22, 2003
James Miles



/s/ James Kenney
----------------------------     Director                      August 22, 2003
James Kenney



/s/ R. Allen Wahl
----------------------------     Director                      August 22, 2003
R. Allen Wahl

                                  EXHIBIT 31.1
                            Rule 13a-14(a)/15d-14(a)
                    Certification of Chief Executive Officer


I, Gary W. Havener, certify that:

    1.   I have reviewed this annual report on Form 10-KSB of PHAZAR CORP;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of PHAZAR CORP as of, and for, the periods presented in this annual report;

    4. PHAZAR CORP's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for PHAZAR CORP and have:

           a) designed such disclosure controls and procedures to ensure that material information relating to PHAZAR CORP, including its consolidated subsidiaries, is made known to us by others within those entities,particularly during the period in which this annual report is being prepared;

           b) evaluated the effectiveness of PHAZAR CORP's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

           c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. PHAZAR CORP's other certifying officers and I have disclosed, based on our most recent evaluation, to PHAZAR CORP's auditors and the audit committee of PHAZAR CORP's board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls, which could adversely affect PHAZAR CORP's ability to record, process, summarize and report financial data and have identified for PHAZAR CORP's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in PHAZAR CORP's internal controls; and

    6. PHAZAR CORP's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





                                          PHAZAR CORP



Date:  August 22, 2003                    /s/ Gary W. Havener
                                          ------------------------------------
                                          Gary W. Havener, President
                                          and Principal Executive Officer

                                  EXHIBIT 31.2
                            Rule 13a-14(a)/15d-14(a)
                    Certification of Chief Financial Officer


I, Clark D. Wraight, certify that:

    1.   I have reviewed this annual report on Form 10-KSB of PHAZAR CORP;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of PHAZAR CORP as of, and for, the periods presented in this annual report;

    4. PHAZAR CORP's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for PHAZAR CORP and have:

           a) designed such disclosure controls and procedures to ensure that material information relating to PHAZAR CORP, including its consolidated subsidiaries, is made known to us by others within those entities,particularly during the period in which this annual report is being prepared;

           b) evaluated the effectiveness of PHAZAR CORP's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

           c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. PHAZAR CORP's other certifying officers and I have disclosed, based on our most recent evaluation, to PHAZAR CORP's auditors and the audit committee of PHAZAR CORP's board of directors (or persons performing the equivalent functions):

           a) all significant deficiencies in the design or operation of internal controls, which could adversely affect PHAZAR CORP's ability to record, process, summarize and report financial data and have identified for PHAZAR CORP's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in PHAZAR CORP's internal controls; and

    6. PHAZAR CORP's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




                                           PHAZAR CORP




Date:  August 22, 2003                     /s/ Clark D. Wraight
                                           ----------------------------------
                                           Clark D. Wraight, Vice President
                                           and Principal Financial Officer

                                  EXHIBIT 32.1

                           Section 1350 Certification


         In connection with the Annual Report of PHAZAR CORP (the "Company") on Form 10-KSB for the year ended May 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Chief Executive Officer and Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



 /s/ Gary W. Havener
     ----------------------------
     Gary W. Havener
     Chief Executive Officer


 /s/ Clark D. Wraight
     ----------------------------
     Clark D. Wraight
     Chief Financial Officer

                                   PHAZAR CORP

                             CONSOLIDATED FINANCIAL
                                   STATEMENTS

                                  MAY 31, 2003

C O N T E N T S



                                                                      Page


INDEPENDENT AUDITOR'S REPORT...........................................F1


CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets.......................................F2

     Consolidated Statements of Operations.............................F4

     Consolidated Statements of Shareholders' Equity...................F5

     Consolidated Statements of Cash Flows.............................F6

     Notes to Consolidated Financial Statements........................F8

                          INDEPENDENT AUDITOR'S REPORT


To The Board of Directors and Stockholders
PHAZAR CORP and Subsidiaries

We have audited the accompanying consolidated balance sheets of PHAZAR CORP and Subsidiaries as of May 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PHAZAR CORP and subsidiaries as of May 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
July 18, 2003

                          PHAZAR CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              MAY 31, 2003 AND 2002

                                     ASSETS

                                                    2003              2002

CURRENT ASSETS
                                               $     190,988     $     201,806
  Cash and cash equivalents
  Accounts receivable:
     Trade, net of allowance for doubtful
      accounts of $7,021in 2003 and 2002             808,708           710,975
     United States Government                        175,848            62,512
Inventories                                        1,690,716         2,016,720
Prepaid expenses and other assets                     68,314            83,535
Income taxes receivable                                2,000           479,282
Deferred income taxes                                 71,207           142,957
                                               -------------     -------------
  Total current assets                             3,007,781         3,697,787

Property and equipment, net                        1,509,782         1,737,517

Identifiable Intangible Assets                       185,030           281,256

Deferred income taxes                                 16,161                 -

Assets of discontinued operations                          -         2,093,560
                                               -------------     -------------
TOTAL ASSETS                                   $   4,718,754     $   7,810,120
                                               =============     =============

















The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              MAY 31, 2003 AND 2002

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                     2003             2002
                                                -------------    -------------
CURRENT LIABILITIES
  Notes payable                                 $  1,020,000     $  1,145,000
  Current portion of long-term debt                   63,804           59,503
  Accounts payable                                    67,402          239,668
  Accrued expenses                                   386,524          324,784
  Income tax payable                                   6,314                -

                                                ------------     ------------
   Total current liabilities                       1,544,044        1,768,955
                                                ------------     ------------
Long-term debt                                       631,719          695,526
Note payable to shareholder                                -          800,000
Deferred income taxes                                      -          186,529
                                                ------------     ------------
   Total long-term liabilities                       631,719        1,682,055
                                                ------------     ------------
Liabilities of discontinued operations                     -        1,696,425

   Total liabilities                               2,175,763        5,147,435
                                                ------------     ------------
COMMITMENTS AND CONTINGENCIES                              -                -

MINORITY INTEREST IN SUBSIDIARY                            -                -

SHAREHOLDER'S EQUITY

Preferred stock, $1  par, 2,000,000 shares
  authorized, none issued or outstanding,
  attributes to be determined when issued
Common stock, $0.01 par, 6,000,000 shares
  authorized 2,182,028 and 2,174,828 issued
  and outstanding                                     21,820           21,748
 Additional paid in capital                        2,765,539        2,753,136
 Retained earnings                                  (244,368)        (112,199)
                                                ------------     ------------
 Total shareholders' equity                        2,542,991        2,662,685

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $  4,718,754     $  7,810,120
                                                ============     ============





The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        YEARS ENDED MAY 31, 2003 AND 2002

                                                      2003             2002
                                                -------------    -------------
Sales and contract revenues                      $  7,414,397        6,768,258
Cost of sales and contracts                         4,585,467        4,519,951
                                                -------------    -------------
   Gross Profit                                     2,828,930        2,248,307

Sales and administration expenses                   2,381,850        3,432,036
                                                -------------    -------------
   Operating Profit (Loss)                            447,080       (1,183,729)

Other income (expense)
     Interest expense                                (101,866)        (106,921)
     Interest income                                      499              575
     Other Income                                      44,124           82,265
                                                -------------    -------------
Total Other Expense                                   (57,243)         (24,081)
                                                -------------    -------------
Income (loss) from continuing operations
    before income taxes                               389,837       (1,207,810)

Income tax provision (benefit)                        138,799         (417,113)
                                                -------------    -------------
   Income (loss) from continuing operations           251,038         (790,697)

Discontinued operations
   Loss from operations of discontinued Aircraft
     Interiors segment, net of $363,636 and
     $196,722 tax benefit                            (705,882)        (384,375)
   Gain on disposal of Aircraft Interiors segment,
     net of $100,212 on tax provision                 322,675                -

   Minority interest in Subsidiary's loss                   -           25,546
                                                -------------    -------------
Net (loss)                                           (132,169)      (1,149,526)
                                                =============    =============
Earnings (loss) per common share
   Continuing operations                                 0.12            (0.36)

   Discontinued operations                              (0.18)           (0.17)
                                                -------------    -------------
   Net earnings per common share                $       (0.06)           (0.53)
                                                =============    =============





The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        YEARS ENDED MAY 31, 2003 AND 2002

                      Common Stock
                  -------------------  Additional
                    Number              Paid In      Retained
                  of Shares   Amount    Capital      Earnings     Total
                  ---------- --------  ----------- ----------- ----------
BALANCE,
MAY 31, 2001      2,169,328  $ 21,694  $2,744,526  $1,037,327  $3,803,547

Issuance of
common stock          5,500        54       8,610           -       8,664

Net income                -         -           -  (1,149,526) (1,149,526)
                   -------- ---------  ----------  ----------  ----------

BALANCE,
MAY 31, 2002      2,174,828    21,748   2,753,136    (112,199)  2,662,685

Issuance of
common stock          7,200        72      12,403           -      12,475

Net income                -         -           -    (132,169)   (132,169)
                  --------- ---------  ----------  ----------  ----------
BALANCE,
MAY 31, 2003      2,182,028 $  21,820  $2,765,539  $ (244,368) $2,542,991
                  ========= =========  ==========  ==========  ==========




















The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        YEARS ENDED MAY 31, 2003 AND 2002

                                                      2003            2002
                                                 -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                             $   (132,169)   $ (1,149,526)

  Adjustments to reconcile net income
   (loss)to net cash provided by
   (used in) operating activities

   Depreciation                                       281,841         292,539
   Amortization                                        96,226          87,918
   Stock based compensation                            12,475           8,664
   Loss on disposal of fixed assets                     5,392               -
   Gain on disposal of subsidiary net assets         (422,887)              -
   Deferred federal income tax                       (130,940)       (127,450)
   Changes in assets and liabilities:
   Accounts receivable                               (211,069)        167,347
   Inventory                                          326,004         253,718
   Prepaid expenses                                    15,221         (52,627)
   Income taxes receivable                            477,282        (587,428)
   Accounts payable                                  (172,266)         (6,030)
   Accrued expenses                                    61,740          95,502
   Income taxes payable                                 6,314               -
   Minority interest                                        -         (25,546)
                                                 ------------    ------------
     Net cash provided by (used in)
       continuing operations                          213,164      (1,042,919)

     Net cash provided by discontinued
       operations                                      20,022         111,652
                                                 ------------    ------------
     Net cash provided by (used in)
       operating activities                           233,186        (931,267)
                                                 ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from disposal of fixed assets                2,500               -
  Purchase of property and equipment                  (61,998)        (19,686)
                                                 ------------    ------------
     Net cash used in investing activities            (59,498)        (19,686)








The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        YEARS ENDED MAY 31, 2003 AND 2002

                                                      2003            2002
                                                 ------------    ------------
CASH FLOWS FROM FINANCING ACTIVIITES
   Net borrowings (payments) under bank
         lines of credit                         $   (125,000)        895,000
  Principal payments on long-term debt                (59,506)        (54,783)
                                                 ------------    ------------
     Net cash (used in)
         provided by financing activities            (184,506)        840,217

     Net decrease in cash and cash equivalents        (10,818)       (110,736)

CASH AND CASH EQUIVALENTS, beginning of year     $    201,806    $    312,542
                                                 ------------    ------------
CASH AND CASH EQUIVALENTS, end of year           $    190,988    $    201,806
                                                 ============    ============
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
  Cash paid during the period for:

   Interest (none capitalized)                   $    220,062    $    106,921
                                                 ============    ============

    Income taxes                                 $          -    $          -
                                                 ============    ============
SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES

 Stock based compensation                        $     12,475    $      8,664
                                                 ============    ============















The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTE 1.   BUSINESS AND NATURE OF OPERATION

    PHAZAR CORP operates as a holding company with Antenna Products Corporation, Phazar Antenna Corp. and Thirco, Inc. as its wholly owned subsidiaries. Antenna Products Corporation is an operating Subsidiary that designs, manufactures and markets antenna systems, towers, and communication accessories worldwide. The United States government, military and civil agencies, and prime contractors represent Antenna Products Corporation's principal customers. Phazar Antenna Corp. is a separate legal entity that currently operates as a small division of Antenna Products Corporation. Thirco serves as an equipment leasing company to Antenna Products Corporation. The Company's operations are performed in Texas for customers throughout the country.

    Following is a schedule of the Company's sales to major customers at May 31, as a percentage of total sales:


                                                         2003         2002
                                                         ----         ----
        Federal Government                                21%          20%
        Thales ATM, Inc. (fka AIRSYS ATM, Inc.)           16%          20%
        Titan                                             15%           1%
        Raytheon                                           2%           8%


    At May 31, 2003 and 2002, trade receivables from four customers comprised approximately 51% and 60%, respectively, of the trade receivable balance at those dates.

NOTE 2.   DISCONTINUED OPERATIONS

    On January 27, 2000 the Company's subsidiary, Phazar Aerocorp, Inc., purchased the assets and the operations of the Upholstery Shop Inc.! for cash of $2,000,000. Phazar Aerocorp Inc. as an 80% owned subsidiary of PHAZAR CORP, operates in the aircraft interior refurbishing market.

    The Company sold the assets and business of Phazar Aerocorp Inc. to Phaero LLC, a new corporation that was formed by Gary Havener, principal shareholder and President of PHAZAR CORP and Brian Perryman, General Manager of Phazar Aerocorp Inc. Phaero LLC purchased the assets except for deferred tax asset for net operating losses of Phazar Aerocorp Inc. including the name Phazar Aerocorp and assumed the liabilities, including all indebtedness and lease obligations of Phazar Aerocorp Inc. except the intercompany debt. Phaero LLC also assumed PHAZAR CORP's subsidiary, Antenna Products Corporation's $800,000 indebtedness to Sinan corp. as a condition of the sale. Condensed balance sheets and income statements for the discontinued operations are as follows:

                                                         2003          2002
                                                    ------------  ------------
       Current assets                               $    357,253  $    242,567
       Deferred income taxes
                                                          75,992        75,992
       Property and equipment, net                       326,602       336,165
       Identifiable intangible assets                    839,667       976,867
       Intangible assets (goodwill)                      461,969       461,969
                                                    ------------  ------------
           Total Assets                             $  2,061,483  $  2,093,560
                                                    ============  ============
       Current liabilities                               698,900       684,643
       Long-term debt                                    989,219     1,015,531
       Note payable to shareholder                       800,000             -
       Deferred taxes on non-current                      (3,749)       (3,749)
       Shareholders' equity                             (422,887)      397,135
                                                    ------------  ------------
       Total liabilities and shareholder's equity   $  2,061,483  $  2,093,560
                                                    ============  ============

       Sales and contract revenues                  $  3,159,731  $  4,047,411
       Cost of sales and contract revenues             3,310,261     3,633,216
       Sales and administrative expenses                 771,763       816,192
       Other income (expense)                           (147,225)     (179,100)
       Gain on disposal                                  422,887             -
                                                    ------------  ------------
       Income (loss) before taxes                       (646,631)     (581,097)
                                                    ------------  ------------
       Income tax benefit                                263,424       196,722
       Minority interest                                       -             -

       Net (loss)                                   $   (383,207) $   (384,375)

                                                    ============  ============

As a result of this sale, the Company operates in one business segment.

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

  Sales and Contract Revenues and Related Costs - Antennas

    Antenna Products Corporation manufactures and markets standard and custom antennas, guyed and self-supported towers, support structures, masts and communication accessories worldwide. Customers include the U.S. Government, military and civil agencies, U.S. Government prime contractors and commercial clients. Examples of Antenna Products Corporation's U.S. Government supplied products include ground to air collinear antennas, instrument landing antennas and towers, fixed system multi-port antenna arrays, tactical quick erect antennas and masts, shipboard antenna tilting devices, transport pallets, surveillance antennas, antenna rotators, positioners and controls, and high power broadcast baluns. Examples of the Company's commercial products (Phazar Antenna Corp.) include panel, sector, omnidirectional and closed loop PCS antennas; automatic meter reading (AMR), cellular, paging and yagi antennas, guyed towers and self supported towers.

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

Research and Development Costs

    Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the years ended May 31, 2003 and 2002 were approximately $207,000 and $273,000, respectively.

Cash and Cash Equivalents

    For purposes of reporting cash flows, cash and cash equivalents include cash and certificates of deposit with original maturities of three months or less.

Stock-based Employee Compensation

    The Company accounts for stock based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", which requires compensation cost to be measured at the date of grant based on the intrinsic value of the options granted. The intrinsic value of an option is equal to the difference between the market price of the common stock on the date of grant and the exercise price of the option. No stock options were granted in 2003 or 2002 therefore there were no pro-forma effects on earnings to disclose using the fair value method under FASB 148.

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

Shares, Per Share Data, Earnings Per Share, and Stock Split, and Common Stock Par Value

    Earnings per share are computed by dividing net income available for common stock by the weighted average number of common shares outstanding during the year. Weighted average shares outstanding were 2,177,613 and 2,171,836 for the years ended May 31, 2003 and 2002, respectively. Stock options outstanding at May 31, 2003 and 2002 were not included in earnings per share because their effect would be anti-dilutive.

  New Accounting Pronouncements

    In June 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 142 "Goodwill and Other Intangible Assets". This Statement addresses
    financial   accounting  and  reporting  for  acquired   goodwill  and  other
    intangible assets and also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized. Goodwill and intangible assets that have indefinite useful lives will no longer be amortized but rather will be tested at least annually for impairment by comparing to fair value. Goodwill amortization expense for each of the years ended May 31, 2003 and 2002 was $0 and $36,471, respectively. The goodwill was included in the assets purchased by Phaero LLC on May 31, 2003.

    In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The standard is effective for the Company for the fiscal year ending May 31, 2004, but earlier adoption is encouraged. The Company does not believe the adoption of this standard will have a material impact on the Company's financial statements.

    In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 liabilities related to an exit or disposal activity will be recognized when the liability has been incurred instead of recognizing the liability at the date of an entity's commitment to an exit plan. The standard is effective for the Company for any exit or disposal activities initiated after December 31, 2002, but earlier adoption is encouraged. The adoption of this standard did not have an impact on the Company's financial statements.

    The FASB has issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends the disclosure requirements of SFAS No.123. The statement provides alternative methods of transition for voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted this statement.

NOTE 4.   INVENTORIES

     The major components of inventories are as follows:

                                            2003                 2002
                                      -----------------    -----------------
         Raw materials                      $  791,375          $   810,611
         Work in process                       559,965              718,448
         Finished goods                        339,376              487,661
                                      -----------------    -----------------
                                           $ 1,690,716         $  2,016,720
                                      =================    =================

    Certain allocable overhead costs such as depreciation, insurance, property taxes and utilities are included in inventory based upon percentages developed by the Company. The aggregate amount of these costs included in inventory during the years ended May 31, 2003 and 2002 were $554,806 and $644,891, respectively.

    All of the above stated inventories are that of the operating Subsidiary, Antenna Products Corporation. No other Subsidiaries carry inventory.

NOTE 5.   PROPERTY AND EQUIPMENT

    The  following is a summary of the  Company's  property and equipment at May
    31:

                                      Estimated
                                      Useful Life        2003          2002
                                     -------------  ------------- -------------
    Land                                            $    375,136  $    375,136
    Buildings and improvements       15-30 years       1,873,217     1,873,217
    Machinery and equipment          10 years          3,187,501     3,156,198
    Automobiles and equipment         3 years            106,898       104,828
    Office furniture and fixtures    10 years            590,438       590,438
                                                    ------------  ------------
    Less accumulated depreciation                      6,133,190     6,099,817
    Net property and equipment                         4,623,408     4,362,300
                                                    ------------  ------------
                                                    $  1,509,782  $  1,737,517
                                                    ============  ============

NOTE 6.   INTANGIBLE ASSETS
                                                        2003          2002
                                                    ------------  ------------
Included in intangible assets
at May 31 are the following:
    Noncompete agreements (Phazar Antenna Corp.) $ 60,000 $ 60,000 Patents, copyrights and other intellectual
        property (Phazar Antenna Corp.)                  389,593       389,593
                                                    ------------  ------------
                                                         449,593       449,593

    Accumulated amortization                            (264,563)     (168,337)
                                                    ------------  ------------
                                                    $    185,030  $    281,256
                                                    ============  ============

    Patents, copyrights and other intellectual property are being amortized on the straight-line basis over a weighted average five-year period. Non-compete agreements are being amortized on the straight-line basis over weighted average three and one third year contractual basis.

    Aggregate amortization expense for the year ended May 31, 2003 was $96,226. Aggregate amortization expense for each of the next five years are as follows:

         2004                                               $95,600
         2005                                                83,180
         2006                                                 6,250

NOTE 7.   NOTES PAYABLE

    At May 31, 2003 and 2002, notes payable consist of a revolving note payable to a bank, with a maximum amount not to exceed the lesser of $2,000,000 or a calculated borrowing base determined by a formula based upon the amount of certain qualified receivables and inventories as defined in the loan agreement. Amounts available under the revolving note at May 31, 2003 and 2002 were $681,000 and $519,000, respectively.

    Interest is payable monthly at the prime rate (4.25% and 4.75% at May 31, 2003 and 2002, respectively) plus 1% until September 30, 2003, when any unpaid principal and interest shall be due. Borrowings under the revolving note payable are collateralized by accounts receivable and inventories and are guaranteed by a principal shareholder. Under the agreement, the Company must maintain minimum net worth of $2,000,000 and working capital of $1,000,000.

NOTE 8.   LONG-TERM DEBT

     At May 31, 2003 and 2002, long-term debt consists of the following:

                                                       2003          2002
                                                  ------------- -------------
    Mortgage note to a bank,  guaranteed  80%
    by  a  U.S.  government  agency,  payable
    $10,050 per month,  including interest at
    the prime  rate  (4.25%  and 4.75% at May
    31,  2003 and  2002,  respectively)  plus
    0.5%   (matures   September   11,  2011);
    collateralized  by certain  real  estate,
    fixtures and assignment of life insurance
    policy with a principal shareholder.  The
    note is also  guaranteed  by a  principal
    shareholder  and the  Company is required
    to maintain certain  covenants  including
    $1,000,000 in working capital and a ratio
    of maximum  debt to net worth of seven to
    one. The Company was in  compliance  with
    these covenants at May 31, 2003 and 2002.     $   695,523   $    755,029

    Less current portion of long-term debt             63,804         59,503
                                                  -----------   ------------
                                                  $   631,719   $    695,526

    Maturities of long-term debt for each of the five years subsequent to May 31, 2003 are as follows:

      2004                                                          $ 63,804
      2005                                                            68,416
      2006                                                            73,362
      2007                                                            78,665
      2008                                                            84,352
      Thereafter                                                     326,924
                                                              --------------
                                                                    $695,523
NOTE 9.   INCOME TAXES

  Components of the income tax provision (benefit) are as follows:

                                                    2003          2002
                                               ------------- -------------
    Federal income taxes (benefit) at
     statutory rate on income before
     income taxes                              $    132,544  $   (412,506)

    State income taxes statutory rate                 6,315             -

    Non-deductible expenses and other                   (60)       (5,607)
                                               ------------  ------------
    Total provision (benefit)                  $    138,799  $   (417,113)
                                               ============  ============
    Deferred portion (benefit) of provision    $    132,484  $   (308,170)
    Current portion (benefit) of provision            6,315      (108,943)
                                               ------------  ------------
    Total provision (benefit                   $    138,799  $   (417,113)
                                               ============  ============

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                     2003          2002
                                                ------------- -------------
    Deferred tax assets:
      Accounts receivable due to allowance
        for doubtful accounts                   $      2,388  $      2,388
      Accrued expenses, due to warranty accrual       10,200        10,200
      Accrued expenses, due to vacation accrual       25,299        27,546
      Accrued expenses due to bonus accrual           33,320             -
      Intangible assets, due to difference in
        amortization                                  55,929        37,127
      Net operating loss carryforward                133,407       102,823
                                                ------------  ------------
    Total deferred tax assets                        260,543       180,084

      Deferred tax liabilities:


      Property and equipment, principally due
         to difference in depreciation              (173,175)     (223,656)
                                                ------------  ------------
      Total deferred tax liability                  (173,175)     (223,656)
                                                ------------  ------------
      Net deferred tax asset (liability)        $     87,368  $    (43,572)
                                                ============  ============

    The net deferred tax liabilities are classified on the balance sheet as follows:

        Current deferred tax assets             $     71,207  $    142,957
        Long-term deferred tax assets                 16,161             -
        Long-term deferred tax liabilities                 -      (186,529)
                                                ------------  ------------
                                                $     87,368  $    (43,572)
                                                ============  ============

    The Company has a net operating loss carryforward of approximately $392,000 that expires in 2022.

NOTE 12.   COMMITMENTS AND CONTINGENCIES

    The Company has adopted an employee profit sharing plan under Section 401(k) of the Internal Revenue Code. All employees with a minimum of one year of employment are eligible to participate. The Company will match employee contributions for an amount up to 3% of each employee's salary if certain earnings requirements are met. Contributions are invested at the direction of the employee in one or more funds. Company contributions vest after three years of service. Company contributions amounted to $-0- for both years ended May 31, 2003 and 2002.

    Concentration of Credit Risk

              The Company deposits its cash primarily in deposit accounts with major banks. Certain cash deposits may occasionally be in excess of federally insured limits. The Company has not incurred losses related to its cash.

              The Company sells many of its products to the U.S. Government, both military and civil agencies, and prime contractors. Although the Company might be directly affected by the well being of the defense industry, management does not believe significant credit risk exists at May 31, 2003.

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

    Operating Leases

              The Company leases a building and software under two noncancelable operating lease arrangements. Rent expense under these lease agreements during the years ended May 31, 2003 and 2002 was $77,265 and $75,605, respectively. Future minimum lease obligations under the lease agreement are as follows:

                  2004                           $    67,537
                  2005                                29,264
                  2006                                     0
                                                 -----------
                                                 $    96,801

              The building lease agreement for property in Ronkonkoma, New York will expire in 2004 and will not be renewed. The software lease agreement will be paid in full in 2005.

    Legal Proceedings

              The Company is currently involved in litigation with three former employees. Management believes the lawsuits are without merit and will not have a material impact on the financial statements and intends to vigorously defend against them.

NOTE 13.   STOCK OPTIONS

    In 1999, the Board of Directors approved a stock option plan that provided the option to purchase 60,000 shares at $2.00 to an officer of the Company. The plan has an expiration date of March 31, 2006 or the earlier of the officer's last day of employment.

    During the years ended May 31, 2003 and 2002, the Board of Directors did not grant any stock options.

    A summary of the status of the Company's stock option plans as of May 31, 2003 and 2002 and changes for the years then ended are as follows:

                                                                 Weighted
                                                                 Average
                                                                 Exercise
                                              Shares              Price
                                            ---------          ------------
         Outstanding at May 31, 2001          488,000                  2.16
              Granted                               -                     -
              Exercised                             -                     -
              Forfeited                         8,000                  2.47
                                            ---------
         Outstanding at May 31, 2002          480,000                  2.15

              Granted                               -                     -
              Exercised                             -                     -
              Forfeited                       345,000                  2.21
                                            ---------
         Outstanding at May 31, 2003          135,000                  2.00
                                            =========



                                                    2003            2002
                                             --------------   -------------

         Exercisable at May 31                      110,250         198,600
                                             ==============   =============
         Weighted average fair value of
          options granted during the year    $            0   $           0
                                             ==============   =============
         Weighted averaged remaining
          contractual life (in years) 2001              4.5             2.8
          and 2000 plans respectively        ==============   =============