Form 10QSB
period 2003-08-31
PHAZAR CORP
filed 2003-09-26
CIK 724267

U.S. Securities and Exchange Commission
                              Washington D.C. 20549


                                   Form 10-QSB

(Mark One)
    [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended August 31, 2003
                                            ---------------

    [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
           For the transition period from ______________ to _______________

             Commission file number 0-12866
                                    -------



                                   PHAZAR CORP
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



                   Delaware                                 75-1907070
        -------------------------------                ------------------
        (State or other jurisdiction of                  (IRS Employer
         incorporation or organization)                Identification No.)

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

                                 Yes (X)  No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,184,928 as of September 26, 2003.

                          PHAZAR CORP AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB

                                                                        PAGE
PART I   FINANCIAL INFORMATION                                         NUMBER

  Item 1.  Financial Statements for PHAZAR CORP
           and Subsidiaries

              Consolidated Balance Sheets -                               3
              August 31, 2003 and May 31, 2003

              Consolidated Statements of Operations -                     5
              Three Months Ended August 31, 2003 and August 31, 2002

              Consolidated Statements of Cash Flows -                     6
              Three Months Ended August 31, 2003 and August 31, 2002

              Notes to Consolidated Financial Statements                  8

  Item 2.  Management's Discussion and Analysis of                       14
           Financial Condition and Results of Operation

  Item 3.  Controls and Procedures                                       15

PART II  OTHER INFORMATION                                               15



SIGNATURE                                                                15

Item 1. Financial Statements

                          PHAZAR CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                  August 31, 2003  May 31, 2003
                                                    (Unaudited)     (Audited)

CURRENT ASSETS
  Cash and cash equivalents                         $   682,521     $   190,988
  Accounts receivable:
    Trade, net of allowance for doubtful accounts
     of $7,021 as of August 31 and May 31, 2003         846,292         808,708
    United States Government                            145,079         175,848
  Inventories                                         1,817,894       1,690,716
  Prepaid expenses and other assets                     111,202          68,314
  Income taxes receivable                                 2,000           2,000
  Deferred income taxes                                  71,207          71,207
                                                    -----------     -----------
   Total current assets                               3,676,195       3,007,781

  Property and equipment, net                         1,659,527       1,509,782
  Identifiable intangible assets                        160,785         185,030

  Deferred income taxes                                       -          16,161
                                                    -----------     -----------
TOTAL ASSETS                                        $ 5,496,507     $ 4,718,754
                                                    ===========     ===========





The Notes to Consolidated Financial Statements are an integral part of these statements.

                      LIABILITIES AND SHAREHOLDERS' EQUITY



CURRENT LIABILITIES
  Notes payable                                     $    10,000     $ 1,020,000
  Current portion of long-term debt                      63,804          63,804
  Deferred revenue: BAE Systems ATI                   1,158,163               -
  Accounts payable                                      181,344          67,402
  Accrued expenses                                      444,576         386,524
  Income tax payable                                     37,405           6,314
                                                    -----------     -----------
   Total current liabilities                          1,895,292       1,544,044

Long-term debt                                          616,401         631,719
Deferred income taxes                                   117,246               -
                                                    -----------     -----------
   Total long-term liabilities                          733,647         631,719
                                                    -----------     -----------
   Total liabilities                                  2,628,939       2,175,763

COMMITMENTS AND CONTINGENCIES                                 -               -

SHAREHOLDERS' EQUITY

  Preferred Stock, $1 par, 2,000,000 shares
    authorized, none issued or outstanding,
    attributes to be determined when issued                   -               -
  Common stock, $0.01 par, 6,000,000 shares
    authorized 2,183,928 and 2,182,028 issued
    and outstanding                                      21,839          21,820
  Additional paid in capital                          2,770,776       2,765,539
  Retained earnings (deficit)                            74,953        (244,368)
                                                    -----------     -----------
   Total shareholders' equity                         2,867,568       2,542,991
                                                    -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 5,496,507     $ 4,718,754
                                                    ===========     ===========






The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE PERIODS ENDED AUGUST 31, 2003 AND 2002
                                   (Unaudited)

                                                     Three Months Ended
                                           August 31, 2003   August 31, 2002
                                           ---------------   ---------------

Sales and contract revenues                  $ 2,090,190       $ 1,916,110
Cost of sales and contracts                    1,250,667         1,023,416
                                             -----------       -----------
   Gross Profit                                  839,523           892,694

Sales and administration expenses                341,409           711,193
                                             -----------       -----------
   Operating Profit (Loss)                       498,114           181,501

Other income (expense)
     Interest expense                            (17,119)          (42,869)
     Interest income                                 601                48
     Other Income                                  2,223               348
                                             -----------       -----------


Total Other Expense                              (14,295)          (42,473)
                                             -----------       -----------
Income (loss) from continuing operations
     before income taxes                         483,819           139,028

Income tax provision                            (164,498)          (47,270)
                                             -----------       -----------
     Income  from continuing operations          319,321            91,758

Discontinued Operations
     Loss from operations of discontinued
      Aircraft Interiors segment, net of
      $77,974 tax benefit in 2002                      -          (150,543)
                                             -----------       -----------

Net Income (loss)                                319,321           (58,785)
                                             ===========       ===========
Earnings (loss) per common share
        Continuing operations                       0.15              0.04

        Discontinued operations                        -             (0.07)
                                             -----------       -----------
        Net earnings (loss) per common share $      0.15       $     (0.03)
                                             ===========       ===========


The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE PERIODS ENDED AUGUST 31, 2003 AND 2002
                                   (Unaudited)

                                                       Three Months Ended
                                               August 31, 2003  August 31, 2002
                                               ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                               $   319,321       $  (58,785)
  Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
    Depreciation                                     60,255           68,429
    Amortization                                     24,245           24,075
    Stock based compensation                          5,256            2,090
    Deferred federal income tax                     133,407          (30,704)
    Changes in assets and liabilities:
      Accounts receivable                            (6,815)        (837,108)
      Inventory                                    (127,178)        (121,689)
      Prepaid expenses                              (42,888)         (18,477)
      Deferred revenue                            1,158,163                -
      Accounts payable                              113,942          196,274
      Accrued expenses                               58,052           77,734
      Income taxes payable                           31,091                -
                                                -----------       ----------
  Net cash provided by (used in) continuing
     operations                                   1,726,851         (698,161)

  Net cash provided by discontinued operations            -           22,497
                                                -----------       ----------
  Net cash provided by (used in) operating
     activities                                   1,726,851         (675,664)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment               (210,000)               -
                                                -----------       ----------
       Net cash used in investing activities       (210,000)               -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under bank line
     of credit                                   (1,010,000)         645,000
  Principal payments on long term debt              (15,318)         (73,341)
                                                -----------       ----------
Net cash (used in) provided by
     financing activities                        (1,025,318)         571,659
                                                -----------       ----------
  Net increase (decrease) in cash and
     cash equivalents                               491,533         (104,005)

  CASH AND CASH EQUIVALENTS, beginning of
  Period                                            190,988          201,806
                                                -----------       ----------
  CASH AND CASH EQUIVALENTS, end of period      $   682,521       $   97,801
                                                ===========       ==========
The Notes to Consolidated Financial Statements are an integral part of these statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:

    Interest (none capitalized)                      16,518            42,821
                                                ===========       ===========

    Income taxes                                          -                 -
                                                ===========       ===========
SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES

 Stock Based Compensation                             5,256             2,090
                                                ===========       ===========


The Notes to Consolidated Financial Statements are an integral part of these statements.

                                     PART 1

NOTE 1            STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 31, 2003, the results of operations for the three months ended August 31, 2003 and August 31, 2002, and the cash flows for the three months ended August 31, 2003 and August 31, 2002. These results have been determined on the basis of United States generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's audited financial statements for its fiscal year ended May 31, 2003.

Earnings (loss) per share are computed by dividing net income (loss) available for common stock by the weighted average number of common shares outstanding during the year. Weighted average shares outstanding were 2,182,978 and 2,175,357 for the three months ended August 31, 2003 and 2002, respectively. Stock options outstanding at August 31, 2002 were not included in earnings per share because their effect would be anti-dilutive. Dilutive effect of stock options outstanding at August 31, 2003 were not material to earnings per share.

NOTE 2            BUSINESS

General

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

Antenna Products Corporation's customer base is primarily government and government prime contractor focused, but this is slowly changing as Antenna Products Corporation continues to develop and market new commercial products. Antenna Products Corporation's market is international in scope. Antenna Products Corporation currently focuses on developing domestic markets and has a limited amount of foreign sales. The specialized need of Antenna Products Corporation's customers and the technology required to meet those needs change constantly. Accordingly, Antenna Products Corporation stresses its engineering, installation, service and other support capabilities. Antenna Products Corporation uses its own sales and engineering staff to service its principal markets. Some of Antenna Products Corporation's contracts are large relative to total annual sales volume and therefore the composition of the customer base is different year to year. In 2003 the U.S. Government was the single largest customer, and accounted for 21% of the sales volume. THALES ATM, Inc. was the second largest customer and accounted for 16% of total sales. Orders for equipment in some of these product categories are in backlog and, therefore, the U.S. Government and THALES ATM, Inc. are expected to be major clients again in 2004.

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

Antenna Products Corporation is primarily a build to order company and most manufacturing requirements are established on a contract basis. For this reason, the majority of the inventory is work in process. Approximately 23% of total inventory, $420,633 is currently maintained in stock for delivery to customers. Some raw materials are also inventoried to support customer delivery schedules. Antenna Products Corporation performs work for the United States Government primarily under fixed-price prime contracts and subcontracts. Under fixed-price contracts, Antenna Products Corporation realizes any benefit or detriment occasioned by lower or higher costs of performance.

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

Antenna Products Corporation plans to reinvest from 2% to 5% of sales in research and development projects, and bid and proposal activities. The mix of expenditures between the two areas in any given year is a function of the demand for new independently developed innovative systems and the level of requirements solicited. In 2003 Antenna Products Corporation invested 2.9% of sales in independent research and development (R&D) and bid and proposal activities (B&P). The level of expenditures for R&D and B&P as a ratio to sales in the first three months of 2003 was 2.0% of sales. Antenna Products Corporation does not consider patents to be material to its operations nor would the loss of any patents adversely affect operations.

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

Backlog

The backlog of orders at Antenna Products Corporation was $7.0 million on August 31, 2003. This compares to $8.2 million in backlog at the end of fiscal year 2003. Over 80% of this backlog will be delivered in the balance of the 2004 fiscal year.

Phazar Antenna Corp. orders are normally shipped within 2 weeks; hence Phazar Antenna Corp. backlog of orders was negligible on August 31, 2003.

NOTE 3            BUSINESS SEGMENTS

The Company sold the assets and business of Phazar Aerocorp Inc. on May 31, 2003. As a result of this sale, the Company operates in one business segment.

NOTE 4            INVENTORIES

     The major components of inventories are as follows:

                                  August 31, 2003          May 31, 2003
                                  ---------------         --------------
         Raw materials            $      784,388          $     791,375
         Work in process                 612,873                559,965
         Finished goods                  420,633                339,376
                                  --------------          -------------
                                  $    1,817,894          $   1,690,716
                                  ==============          =============

NOTE 5            NOTES PAYABLE

     At August 31, 2003, and May 31, 2003 notes payable consist of a revolving note payable to a bank, with a maximum amount not to exceed the lesser of $2,000,000 or a calculated borrowing base determined by a formula based upon the amount of certain qualified receivables and inventories as defined in the loan agreement.

     Interest is payable monthly at the prime rate (4% and 4.25% at August 31, 2003, and May 31, 2003, respectively) plus 1% until September 30, 2003, when any unpaid principal and interest shall be due. Borrowings under the revolving note payable are collateralized by accounts receivable and inventories and are guaranteed by a principal shareholder. Under the agreement, the Company must maintain a minimum net worth of $2,000,000 and working capital of $1,000,000.

NOTE 6            LONG TERM DEBT

     At August 31, 2003 and May 31, 2003, long-term debt consists of the following:

                                                August 31, 2003   May 31, 2003
                                                ---------------   ------------
     Mortgage  note  to a  bank,  guaranteed
     80% by a U.S.  Government  agency,
     payable  $10,050  per month,  including
     interest at the prime rate (4% and
     4.25% at August 31, 2003 and May 31,
     2003, respectively) plus 0.5% (matures
     September 11, 2011): collateralized by
     certain real estate, fixtures and
     assignment of life insurance policy with
     a principal shareholder. The note is also
     guaranteed by a principal shareholder and
     the Company is required to maintain
     certain covenants including $1,000,000 in
     working capital and a ratio of maximum
     debt to net worth of seven to one.  The
     Company was in compliance with these
     covenants at August 31, 2003 and
     May 31, 2003                                 $    680,205    $    695,523

     Less current portion of long-term debt       $    (63,804)   $    (63,804)
                                                  ------------    ------------
                                                  $    616,401    $    631,719
                                                  ============    ============

NOTE 7            NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 142 "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized. Goodwill and intangible assets that have indefinite useful lives will no longer be amortized but rather will be tested at least annually for impairment by comparing to fair value. Goodwill amortization expense for the three months ended August 31, 2002 was $0. The goodwill was included in the assets purchased by Phaero LLC on May 31, 2003.

     In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The standard is effective for the Company for the fiscal year ending May 31, 2004, but earlier adoption is encouraged. The adoption of this standard did not have a material impact on the Company's financial statements.

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

NOTE 8            STOCK OPTIONS

     In 1999, the Board of Directors approved a stock option plan that provided the option to purchase 60,000 shares at $2.00 to an officer of the Company. The plan has an expiration date of March 31, 2006 or the earlier of the officer's last day of employment.

     During the years ended May 31, 2003 and 2002, the Board of Directors did not grant any stock options.

     A summary of the status of the Company's stock option plans as of August 31, 2003 and May 31, 2003 and changes for the 2 periods then ended are as follows:

                                                                Weighted
                                                                 Average
                                                                Exercise
                                             Shares               Price
                                           ---------            --------

         Outstanding at May 31, 2001         488,000                2.16
                  Granted                          -                   -
                  Exercised                        -                   -
                  Forfeited                    8,000                2.47
                                           ---------
         Outstanding at May 31, 2002         480,000                2.15

                  Granted                          -                   -
                  Exercised                        -                   -
                  Forfeited                  345,000                2.21
                                           ---------
         Outstanding at May 31, 2003         135,000                2.00
                  Granted                          -                   -
                  Exercised                        -                   -
                  Forfeited                        -                   -
                                           ---------
                                             135,000                2.00
                                           =========

         Exercisable at August 31
           and May 31, 2003                  110,250             110,250
                                           =========          ==========
         Weighted averaged remaining
           contractual life (in years) 2001
           and 2000 plans at August
           31, and May 31, 2003                 4.25                 4.5
                                           =========          ==========

                          PHAZAR CORP AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition and operating results for the period included in the accompanying financial statements.

Results of Operations
---------------------
First Quarter Ended August 31, 2003 Compared to First Quarter Ended August 31, 2002

PHAZAR CORP consolidated sales from operations were $2,090,190 for the quarter ended August 31, 2003 compared to sales of $1,916,110 for the first quarter ended August 31, 2002. PHAZAR CORP recorded a net income of $319,321 for the first quarter of fiscal year 2004 compared to a net loss of $58,785 for the first quarter of fiscal year 2003.

PHAZAR CORP income improved in the first quarter of fiscal year 2004 due to improvements in the performance of Antenna Products Corporation and Phazar Antenna Corp.

The gross profit margin for the first quarter was 40% compared to 47% for the first quarter of last year.

Sales and administrative expenses were lower in the first quarter of fiscal year 2004, $341,409 versus $711,193 in the first quarter of fiscal year 2003. Sales and administrative expenses as a ratio to sales were 16% in the first quarter of this year compared to 37% in the same period last year.

Interest expense in the first quarter of fiscal year 2004 was $17,119 versus $42,869 in the same time period of fiscal year 2003.

PHAZAR CORP's backlog totaled $7.0 million on August 31, 2003. The backlog on August 31, 2003 includes the approximate balance of $5.4 million remaining on a $6.2 million contract awarded to Antenna Products Corporation on April 17, 2003 from BAE Systems ATI. This contract is for the production of 132 crossed dipole antennas plus the antenna support structures and ground screen items. This equipment is scheduled to be delivered to the high frequency active auroral research program (HAARP) ionospheric research site near Gokona, Alaska during the summer of 2004. PHAZAR CORP's backlog totaled $3.2 million on August 31, 2002.

Liquidity and Capital Resources

Funds generated from operations are the major internal sources of liquidity and are supplemented by funds derived from capital markets, principally bank facilities. PHAZAR CORP has a $2.0 million revolving demand line of credit that is partially guaranteed by a principal shareholder. The credit line is regulated under a borrowing base formula using inventories and accounts receivable as collateral. The interest rate is established as one percentage point over Wall Street prime and is subject to a loan agreement with restrictive covenants. The most restrictive financial covenants require PHAZAR CORP to maintain $2.0 million in tangible net worth and Antenna Products Corporation to maintain $1.0 million of working capital. At August 31, 2003 PHAZAR CORP had a tangible net worth of $2.9 million and Antenna Products Corporation had a working capital of $1.6 million. As of August 31, 2003 Antenna Products Corporation had drawn $10 thousand of the $2.0 million line of credit with $1.7 million of the borrowing base available and unused. The revolving credit line agreement is renewable in September 2003. PHAZAR CORP anticipates renewal of this credit line and has projected that the credit available is sufficient to cover the operations requirements of subsidiaries in 2004.

PHAZAR CORP's current assets total $3,676,195 as of August 31, 2003 with $2,809,265 in inventory and accounts receivable. Receivables are $991,371 at quarter ending August 31, 2003 compared to $984,556 at fiscal 2003 year-end. Net inventories have increased from $1,690,716 at May 31, 2003 to $1,817,894. Cash accounts have increased $491,533 from May 31, 2003. Current liabilities of the Company increased $351,248 from fiscal year end due to the advance payments on the contract awarded to Antenna Products Corporation from BAE Systems ATI.

Item 3.  Controls and Procedures

As of August 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of August 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to August 31, 2003.

                            PART II-OTHER INFORMATION

Reports on Form 8-K

On June 13, 2003 the registrant filed a Form 8-K for the purpose of disclosing the sale of the assets and business of Phazar Aerocorp Inc., a Texas corporation and 80% owned subsidiary of PHAZAR CORP. The sale was effective on May 31, 2003. The effect of the sale was included in the annual report Form 10-KSB filed August 28, 2003.


                                    SIGNATURE
                                    ---------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PHAZAR CORP




Date:  September 26, 2003                  /s/ Clark D. Wraight
                                           ------------------------------------
                                           Clark D. Wraight, Vice President
                                           and Principal Financial Officer