Form 10QSB
period 2003-11-30
PHAZAR CORP
filed 2004-01-14
CIK 724267

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended November 30, 2003
                                      -----------------

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
       For the transition period from ______________ to _______________
       Commission file number 0-12866
                              -------

                                   PHAZAR CORP

--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                     75-1907070
--------------------------------             ---------------------------------
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

                                   Yes (X) No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,191,928 as of December 31, 2003.

                          PHAZAR CORP AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB

                                                                         PAGE
PART 1    FINANCIAL INFORMATION                                          NUMBER

 Item 1.  Financial Statements for PHAZAR CORP
          and Subsidiaries

            Consolidated Balance Sheets -                                  3
            November 30, 2003 and May 31, 2003

            Consolidated Statements of Operations -                        5
            Three Months Ended November 30, 2003 and November 30, 2002
            Six Months Ended November 30, 2003 and November 30, 2002

            Consolidated Statements of Cash Flows -                        6
            Six Months Ended November 30, 2003 and November 30, 2002

            Notes to Consolidated Financial Statements                     8

 Item 2.    Management's Discussion and Analysis of                        15
            Financial Condition and Results of Operation

 Item 3.    Controls and Procedures                                        16

PART II   OTHER INFORMATION                                                16

SIGNATURE

Item 1.   Financial Statements

                          PHAZAR CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                             November 30, 2003    May 31, 2003
                                               (Unaudited)          (Audited)
                                             -----------------  ----------------
CURRENT ASSETS:
 Cash and cash equivalents                       $ 1,152,948     $   190,988
 Accounts receivable:
   Trade, net of allowance for
     doubtful accounts of $7,021
     as of November 30 and May 31, 2003              474,526         808,708
   United States Government                           89,285         175,848
 Inventories                                       1,784,606       1,690,716
 Prepaid expenses and other assets                   108,542          68,314
 Income taxes receivable                                   -           2,000
 Deferred income taxes                                71,207          71,207
                                                 -----------     -----------
 Total current assets                              3,681,114       3,007,781

Property and equipment, net                        1,605,218       1,509,782

Identifiable Intangible Assets                       136,539         185,030

Deferred income taxes                                      -          16,161
                                                 -----------     -----------
TOTAL ASSETS                                     $ 5,422,871     $ 4,718,754
                                                 ===========     ===========



The Notes to Consolidated Financial Statements are an integral part of these statements.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                             November 30, 2003    May 31, 2003
                                               (Unaudited)          (Audited)
                                             -----------------  ----------------
CURRENT LIABILITIES
 Notes payable                                  $          -     $ 1,020,000
 Current portion of long-term debt                    63,804          63,804
 Deferred revenue: BAE Systems ATI                   676,324               -
 Accounts payable                                    398,344          67,402
 Accrued expenses                                    343,858         386,524
 Income tax payable                                   41,126           6,314
                                                ------------     -----------
   Total current liabilities                       1,523,456       1,544,044

Long-term debt                                       600,664         631,719
Deferred income taxes                                117,246               -
                                                ------------     -----------
    Total long-term liabilities                      717,910         631,719
                                                ------------     -----------
     Total liabilities                             2,241,366       2,175,763
                                                ------------     -----------
                                                           -               -
COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY

Preferred Stock, $1 par, 2,000,000 shares
  authorized, none issued or outstanding,
  attributes to be determined when issued                  -               -
Common stock, $0.01 par, 6,000,000 shares
  authorized 2,191,928 and 2,182,028 issued
  and outstanding                                     21,920          21,820
  Additional paid in capital                       2,790,996       2,765,539
  Retained earnings (deficit)                        368,589        (244,368)
                                                ------------     -----------
    Total shareholders' equity                     3,181,505       2,542,991
                                                ------------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $  5,422,871     $ 4,718,754
                                                ============     ===========





The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE PERIODS ENDED NOVEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                             Six Months Ended        Three Months Ended
                                       Nov 30, 2003 Nov 30, 2002  Nov 30, 2003 Nov 30, 2002
                                       ------------ ------------  ------------ ------------

Sales and contract revenues            $ 4,769,814  $ 3,882,222   $ 2,679,624  $ 1,966,112
Cost of sales and contracts              3,215,720    2,162,614     1,965,053    1,139,198
                                       -----------  -----------   -----------  -----------
   Gross Profit                          1,554,094    1,719,608       714,571      826,914


Sales and administration expenses          604,497    1,217,707       263,088      506,514
                                       -----------  -----------   -----------  -----------
   Operating Profit (Loss)                 949,597      501,901       451,483      320,400

Other income (expense)

     Interest expense                      (29,032)     (85,100)      (11,913)     (42,231)
     Interest income                           610          219             9          171
     Other Income                            7,551        1,238         5,328          890
                                       -----------  -----------   -----------  -----------
Total other expense                        (20,871)     (83,643)       (6,576)     (41,170)

                                       -----------  -----------   -----------  -----------
Income (loss) from continuing
operations before income taxes             928,726      418,258       444,907      279,230

Income tax provision                      (315,769)    (142,208)     (151,270)     (94,938)
                                       -----------  -----------   -----------  -----------
     Income from continuing operations     612,957      276,050       293,637      184,292

Discontinued Operations
     Loss from operations of discontinued
      Aircraft Interiors segment, net of
      $107,470 and $29,918 tax benefit in
      2002                                       -     (208,620)            -      (58,077)
                                       -----------  -----------   -----------  -----------
Net income                             $   612,957  $    67,430   $   293,637  $   126,215
                                       ===========  ===========   ===========  ===========
Earnings (loss) per common share
        Continuing operations                 0.28         0.13          0.13         0.09
        Discontinued operations                  -        (0.10)            -        (0.03)
                                       -----------  -----------   -----------  -----------
        Net earnings per common share  $      0.28         0.03   $      0.13  $      0.06
                                       ===========  ===========   ===========  ===========










The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 2003 AND 2002
                                   (Unaudited)
                                                       Six Months Ended
                                             November 30, 2003 November 30, 2002
                                             ----------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                $   612,957   $   276,050
  Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Depreciation                                     125,711       140,378
    Amortization                                      48,491        47,452
    Stock based compensation                          15,557         3,858
    Deferred federal income tax                      133,407             -
    Loss on disposal of fixed assets                   1,223             -
    Changes in assets and liabilities:
      Accounts receivable                            420,745      (389,700)
      Inventory                                      (93,890)      (43,989)
      Prepaid expenses                               (40,228)      (11,001)
      Income tax receivable                            2,000             -
      Deferred revenue                               676,324             -
      Accounts payable                               330,942       (81,553)
      Accrued expenses                               (42,666)       99,530
      Income Taxes Payable                            34,812       142,208
                                                 -----------   -----------
  Net cash provided by (used in) continuing
    operations                                     2,225,385       529,212

  Net cash provided by (used in) discontinued
    operations                                             -      (208,620)
                                                 -----------   -----------
  Net cash provided by (used in) operating
    activities                                     2,225,385       320,592
                                                 -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                (222,370)            -
                                                 -----------   -----------
       Net cash used in investing activities        (222,370)            -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under bank line of
    credit                                        (1,020,000)     (160,000)
  Principal payments on long term debt               (31,055)      (28,884)
  Proceeds from exercise of stock options             10,000             -
                                                 -----------   -----------
  Net cash (used in) provided by financing
    activities                                    (1,041,055)     (188,884)
                                                 -----------   -----------
  Net increase (decrease) in cash and cash
    equivalents                                      961,960       131,708



The Notes to Consolidated Financial Statements are an integral part of these statements.

                                                       Six Months Ended
                                             November 30, 2003 November 30, 2002
                                             ----------------- -----------------

  CASH AND CASH EQUIVALENTS, beginning of Period     190,988       201,806
                                                 -----------   -----------
  CASH AND CASH EQUIVALENTS, end of period       $ 1,152,948   $   333,514
                                                 ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:

    Interest (none capitalized)                  $    29,032   $    85,100
                                                 ===========   ===========
    Income taxes                                 $   145,550   $         -
                                                 ===========   ===========
SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES

 Stock Based Compensation                        $    15,557   $     3,858
                                                 ===========   ===========

































The Notes to Consolidated Financial Statements are an integral part of these statements.

                                     PART 1

NOTE 1            STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 2003, the results of operations for the six months ended and three months ended November 30, 2003 and November 30, 2002, and the cash flows for the six months ended November 30, 2003 and November 30, 2002. These results have been determined on the basis of United States generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's audited financial statements for its fiscal year ended May 31, 2003.

Earnings (loss) per share are computed by dividing net income (loss) available for common stock by the weighted average number of common shares outstanding during the year. Weighted average shares outstanding were 2,188,839 and 2,176,491 for the six months ended November 30, 2003 and November 30, 2002, respectively. Stock options outstanding at November 30, 2003 and 2002 were not included in earnings per share because their effect would be anti-dilutive. Dilutive effect of stock options outstanding at November 30, 2003 were not material to earnings per share.

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

Antenna Products Corporation designs, manufactures and markets standard and custom antennas, guyed and self supported towers, support structures, masts and communication accessories worldwide. Customers include the U.S. Government, both military and civil agencies, U.S. Government prime contractors and commercial clients. Examples of Antenna Products Corporation's U.S. Government supplied products include ground to air collinear antennas, instrument landing antennas and towers, fixed system multi-port antenna arrays, tactical quick erect antennas and masts, shipboard antenna tilting devices, transport pallets, surveillance antennas, antenna rotators, positioners and controls, and high power broadcast baluns. Examples of the Company's commercial products include panel, sector, omnidirectional and closed loop telecommunications antennas, automatic meter reading (AMR), instrument scientific medical (ISM), cellular, paging and yagi antennas, guyed towers, self supported towers.

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

Antenna Products Corporation is primarily a build to order company and most manufacturing requirements are established on a contract basis. For this reason, the majority of the inventory is work in process. Approximately 20% of total inventory, $348,784 is currently maintained in stock for delivery to customers. Some raw materials are also inventoried to support customer delivery schedules. Antenna Products Corporation performs work for the United States Government primarily under fixed-price prime contracts and subcontracts. Under fixed-price contracts, Antenna Products Corporation realizes any benefit or detriment occasioned by lower or higher costs of performance.

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

Antenna Products Corporation plans to reinvest from 2% to 5% of sales in research and development projects, and bid and proposal activities. The mix of expenditures between the two areas in any given year is a function of the demand for new independently developed innovative systems and the level of requirements solicited. In 2003 Antenna Products Corporation invested 2.9% of sales in independent research and development (R&D) and bid and proposal activities (B&P). The level of expenditures for R&D and B&P as a ratio to sales in the first six months of 2004 was 2% of sales. Antenna Products Corporation does not consider patents to be material to its operations nor would the loss of any patents adversely affect operations.

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

Backlog

The backlog of orders at Antenna Products Corporation was $5.6 million on November 30, 2003. This compares to $2.7 million in backlog on November 30, 2002. Over 80% of the $5.6 million in backlog will be delivered in the balance of the 2004 fiscal year.

Phazar Antenna Corp. orders are normally shipped within 2 weeks; hence Phazar Antenna Corp. backlog of orders was negligible on November 30, 2003.

NOTE  3  BUSINESS SEGMENTS

The Company sold the assets and business of Phazar Aerocorp Inc. on May 31, 2003. As a result of this sale, the Company operates in one business segment.

NOTE 4            INVENTORIES

     The major components of inventories are as follows:

                              November 30, 2003       May 31, 2003
                              -----------------       ------------
         Raw materials        $         803,239       $    791,375
         Work in process                632,583            559,965
         Finished goods                 348,784            339,376
                              -----------------       ------------
                              $       1,784,606       $  1,690,716
                              =================       ============


NOTE 5            NOTES PAYABLE

     At November 30, 2003, and May 31, 2003 notes payable consist of a revolving note payable to a bank, with a maximum amount not to exceed the lesser of $1,000,000 and $2,000,000, respectively or a calculated borrowing base determined by a formula based upon the amount of certain qualified receivables and inventories as defined in the loan agreement.

     Interest is payable monthly at the prime rate (4 % and 4.25% at November 30, 2003, and May 31, 2003 respectively) plus 1% until September 30, 2004, when any unpaid principal and interest shall be due. Borrowings under the revolving note payable are collateralized by accounts receivable and inventories. Under the agreement, the Company must maintain a minimum net worth of $2,000,000 and working capital of $1,000,000.

NOTE 6            LONG TERM DEBT

     At November 30, 2003 and May 31, 2003, long-term debt consists of the following:
                                           November 30, 2003     May 31, 2003
                                           -----------------     ------------
     Mortgage note to a bank, guaranteed
     80% by a U.S. Government agency,
     payable $10,050 per month, including
     interest at the prime rate (4% and
     4.25% at November 30, 2003 and May
     31, 2003 respectively) plus 0.5%
     (matures September 11, 2011);
     collateralized by certain real estate,
     fixtures and assignment of life
     insurance policy with a principal
     shareholder. The note is also
     guaranteed by a principal shareholder
     and the Company is required to maintain
     certain covenants including $1,000,000
     in working capital and a ratio of maximum
     debt to net worth of seven to one. The
     Company was in compliance with these
     covenants at November 30, 2003 and
     May 31, 2003.                           $    664,468       $    695,523

     Less current portion of long-term debt  $    (63,804)      $    (63,804)
                                             ------------       ------------
                                             $    600,664       $    631,719
                                             ============       ============


NOTE 7            NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 142 "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized. Goodwill and intangible assets that have indefinite useful lives will no longer be amortized but rather will be tested at least annually for impairment by comparing to fair value. Goodwill amortization expense for the six months ended November 30, 2003 was $0. The goodwill was included in the assets purchased by Phaero LLC on May 31, 2003.

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

     A summary of the status of the Company's stock option plans as of November 30, 2003 and May 31, 2003 and changes for the 2 periods then ended are as follows:
                                                                  Weighted
                                                                   Average
                                                                  Exercise
                                                  Shares            Price
                                                ---------         --------
         Outstanding at May 31, 2001             488,000              2.16
                  Granted                              -                 -
                  Exercised                            -                 -
                  Forfeited                        8,000              2.47
                                          --------------
         Outstanding at May 31, 2002             480,000              2.15
                  Granted                              -                 -
                  Exercised                            -                 -
                  Forfeited                      345,000              2.21
                                           -------------
         Outstanding at May 31, 2003             135,000              2.00
                  Granted                              -                 -
                  Exercised                        5,000              2.00
                  Forfeited                            -                 -

         Outstanding at November 30, 2003        130,000              2.00
                                            ============
         Exercisable at November 30 and
          May 31, 2003                           130,000            110,250
                                            ============       ============
         Weighted averaged remaining contractual
         life (in years) 2001 and 2000 plans
         at November 30 and May 31, 2003            3.20                4.5
                                            ============       ============

NOTE 9            MERGER

     On October 31, 2003, the Company entered into a definitive merger agreement to be acquired by YDI Wireless, Inc., a developer and supplier of broadband wireless solutions. Under the terms of the agreement, PHAZAR stockholders will receive 1.2 shares of YDI common stock for each share of PHAZAR common stock. The consummation of the merger is contingent upon approval by the stockholders of PHAZAR, regulatory approvals and the satisfaction of other closing conditions set forth in the merger agreement.

                          PHAZAR CORP AND SUBSIDIARIES


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition and operating results for the period included in the accompanying financial statements.

Results of Operations
---------------------
Second Quarter Ended November 30, 2003 Compared to Second Quarter Ended November 30, 2002

PHAZAR CORP consolidated sales from operations were $2,679,624 for the quarter ended November 30, 2003 compared to sales of $1,966,112 for the second quarter ended November 30, 2002. PHAZAR CORP recorded a net profit of $293,637 for the second quarter of fiscal year 2004 compared to a net profit of $126,215 for the second quarter of fiscal year 2003. PHAZAR CORP income improved in the second quarter of fiscal year 2004 due to a 36% increase in sales and the reduction in administration expenses at Antenna Products Corporation and Phazar Antenna Corp. The gross profit margin for the second quarter of fiscal year 2004 was 27% compared to 42% for the second quarter of last year. Sales and administrative expenses were lower in the second quarter of fiscal year 2004, $263,088 versus $506,514 in the second quarter of fiscal year 2003. Sales and administrative expenses as a ratio to sales were 10% in the second quarter of this year compared to 26% in the same period last year. PHAZAR CORP's operating margin for the second quarter of fiscal year 2004 was 17% compared to 16% in the second quarter of fiscal year 2003. Interest expense in the second quarter of fiscal year 2004 was $11,913 versus $42,231 in the same time period of fiscal year 2003.

PHAZAR CORP's backlog totaled $5.6 million on November 30, 2003. The backlog on November 30, 2003 includes the approximate balance of $3.9 million remaining on a $6.2 million contract awarded to Antenna Products Corporation on April 17, 2003 from BAE Systems ATI. This contract is for the production of 132 crossed dipole antennas plus the antenna support structures and ground screen items. This equipment is scheduled to be delivered to the high frequency auroral research program (HAARP) ionospheric research site near Gokona, Alaska during the summer of 2004. PHAZAR CORP's backlog totaled $2.7 million on November 30, 2002.

Six Months  Ended  November 30, 2003  Compared to Six Months Ended  November 30,
2002

PHAZAR CORP's sales improved in the first six months of fiscal year 2004 due to the work completed on the BAE Systems ATI production contract.

PHAZAR CORP consolidated sales from operations were $4,769,814 in the first half of fiscal year 2004, compared to $3,882,222 in the first half of fiscal year 2003. PHAZAR CORP recorded a net profit of $612,957 for the six-month period ending November 30, 2003 compared to a net profit of $67,430 for the six-month period ending November 30, 2002. The gross margin for the first six months was

33% compared to 44% for the first six months of last year. Sales and administrative expenses as a percent of sales were 13% in the first six months of this year compared to 31% in the same period last year. PHAZAR CORP's operating margin for the first half of fiscal year 2004 was 20% compared to 13 % in the first half of fiscal year 2003. In the first six months of this year, warranty costs averaged less than 1% of sales, $31,035 compared to $14,443 in the same period last year. Discretionary products development spending was $94,723, or 2% of sales, compared to $114,354, or 3% of sales for the comparable period last year.

Liquidity and Capital Resources

Funds generated from operations are the major internal sources of liquidity and are supplemented by funds derived from capital markets, principally bank facilities. PHAZAR CORP has a $1.0 million revolving demand line of credit with a bank. The credit line is regulated under a borrowing base formula using inventories and accounts receivable as collateral. The interest rate is established as one percentage point over Wall Street prime and is subject to a loan agreement with restrictive covenants. The most restrictive financial covenant requires PHAZAR CORP to maintain $2.0 million in tangible net worth and Antenna Products Corporation to maintain $1.0 million of working capital. At November 30, 2003 PHAZAR CORP had a tangible net worth of $3.2 million and Antenna Products had working capital of $2.1 million. As of November 30, 2003 Antenna Products Corporation had drawn $0 of the $1.0 million line of credit with $1,000,000 of the borrowing base available and unused. The revolving credit line agreement was renewed in September 2003. PHAZAR CORP anticipates that the credit available is sufficient to cover the operations requirements of subsidiaries in 2004.

PHAZAR CORP's current assets total $3,681,114 as of November 30, 2003 with $2,348,417 in inventory and accounts receivable. Receivables are $563,811 at quarter ending November 30, 2003 compared to $984,556 at fiscal 2003 year-end. Net inventories have increased from $1,690,716, at May 31, 2003 to $1,784,606. Cash accounts have increased $961,960 from May 31, 2003. Current liabilities of the Company decreased $20,588 from fiscal year end.

Item 3.  Controls and Procedures

As of November 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of November 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to November 30, 2003.

                            PART II-OTHER INFORMATION

PHAZAR CORP entered into an agreement and plan of merger, dated as of October 30, 2003 with YDI Wireless, Inc. The merger agreement contemplates the acquisition of PHAZAR CORP by YDI Wireless by means of a merger of Stun Acquisition Corporation, a Delaware Corporation and wholly owned subsidiary of YDI Wireless with and into PHAZAR CORP and the conversion of the outstanding shares of PHAZAR CORP common stock into the right to receive shares of YDI Wireless common stock. After the merger, PHAZAR CORP would be a wholly owned subsidiary of YDI Wireless. Each share of PHAZAR CORP common stock outstanding at the effective time of the merger (other than shares of PHAZAR CORP common stock owned by YDI Wireless or any of its subsidiaries and any shares held by dissenting stockholders) would be converted into the right to receive 1.2 shares of YDI Wireless common stock.

The consummation of the merger is contingent upon approval by the stockholders of PHAZAR CORP of the merger and the merger agreement, regulatory approvals, and the satisfaction of other closing conditions set forth in the merger agreement.

YDI Wireless, Inc. filed a Form S-4 Registration Statement with the United States Securities and Exchange Commission on December 12, 2003 to register the YDI Wireless shares to be issued in exchange for the PHAZAR CORP shares. The registration statement includes a notice of meeting of shareholders, a proxy and proxy statement of PHAZAR CORP that contains relevant information pertaining to the merger that will be mailed to shareholders of PHAZAR CORP upon the registration statement becoming effective. PHAZAR CORP expects to schedule the meeting of shareholders of PHAZAR CORP to vote upon the proposal to approve the merger in February or March 2004.

                                    SIGNATURE
                                    ---------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PHAZAR CORP

Date:  January 14, 2004            /s/ Clark D. Wraight
                                   --------------------------------------------
                                   Clark D. Wraight, Vice President
                                   and Principal Financial Officer