Form 10KSB/A
period 2000-05-31
PHAZAR CORP
filed 2004-02-20
CIK 724267

================================================================================
                       Securities and Exchange Commission
                              Washington D.C. 20549

                                  Form 10-KSB/A
    (Mark One)
      [  X  ]    ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Fiscal Year Ended May 31, 2000

                                       OR
      [     ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE EXCHANGE ACT OF 1934

                         Commission file number 0-12866
                                                -------
                             ANTENNA PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                                  75-1907070
    ------------------------------             -------------------------------
   (State or other jurisdiction of            (IRS Employer Identification No.)
    Incorporation or organization)

 1209 Orange St., Wilmington, Delaware 19801            (940) 325-3301
 -------------------------------------------            --------------
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

DOCUMENTS INCORPORATED BY REFERENCE:  None

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

Antenna Products Corporation is subject to certain risks common to all companies that derive a portion of their revenues from the United States government. These risks include rapid changes in technology, changes in levels of government spending, and possible cost overruns. Recognition of profits on major contracts is based upon estimates of final performance, which may change as contracts progress. Contract prices and costs incurred are subject to Government Procurement Regulations, and costs may be questioned by the Government and are subject to disallowance. United States Government contracts contain a provision that they may be terminated at any time for the convenience of the Government. In such event, the contractor is entitled to recover allowable costs plus any profits earned to the date of termination. Collections are generally set in accordance with federal acquisition standards which require payment in accordance with "Net 30" terms after acceptance of goods. The Antenna Products Corporation is not directly regulated by any governmental agency in the United States. Most of Antenna Products Corporation's customers, and the antenna and tower industries in general, are subject to meeting various government standards. These performance standards necessitate Antenna Products Corporation's ability to produce antenna designs, which can be updated to conform to customer requirements in a changing regulatory environment. These regulations have not adversely affected operations.

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

On May 1, 2000, Antenna Products Corporation purchased the complete line of commercial telecommunications antennas known as the Phazar(TM) product line from BAE SYSTEMS Advanced Systems. The tangible assets purchased consisted of the inventory, tooling, fixtures, radome molds, test equipment, and demonstration equipment. The intangible assets purchased included the patents, copyrights, trademarks, engineering data, manufacturing drawings, manufacturing method sheets, test procedures, quality program plans, vendor lists, customer lists, product data sheets, Chameleon(TM), and pattern information. No real property was included in the sale. The product line was moved to Antenna Products Corporation's plant in Mineral Wells, Texas. The inventory (valued at cost) was purchased for $360,000 cash. The remainder, including the intangible assets valued at a substantial discount to the seller's development costs, was purchased for 172,800 unregistered shares of Antenna Products, Inc. common stock. On May 1, 2000, the closing price on The Nasdaq SmallCap Market of Antenna Products, Inc. common stock was $2.96875. Additionally, a 6% royalty on the sales of the Intelligent Antenna System products is due for seven years. The transaction was financed by drawing $360,000 on the existing accounts receivable and inventory credit line at The Frost National Bank, San Antonio, Texas. The purchase of the product line was recorded as a purchase transaction and has been included in the financials from the date of purchase.

The product line  purchased  consists of eighteen  models of planar  single beam
(PSB) cellular antennas, two models of intelligent antenna systems (IAS), fifteen U.S. Patents, one pending U.S. Patent Application, and multiple corresponding Foreign Patents and pending Patent Applications. A camouflaging system for environmental concealment of the antennas called Chameleon(TM), was also included in the sale. This product line compliments Antenna Products Corporation's existing commercial antenna product lines and is currently being produced at the plant in Mineral Wells, Texas.

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

Employees

As of August 10, 2000 Antenna Products Corporation employed a total of 82 employees, seventy-eight full time and four part time. Of the 82, 10 are employed in administration and sales, 11 in engineering and technical support, and 61 in manufacturing. None of Antenna Products Corporation's employees are subject to collective bargaining agreements.

API Acquisition Corp. employed a total of 36 full time employees as of August 10, 2000. Of the 36, 7 are employed in administration and sales, 3 in avionics design and support, 19 in the shop areas, and 7 in the installation crew. None of API Acquisition Corp.'s employees are subject to collective bargaining agreements.


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

                                     FISCAL YEAR ENDING MAY 31
                                     -------------------------

                                       2000             1999
                                       ----             ----
Net Sales                           $7,861,707   $    7,786,911
Income (loss) from continuing
 Operations                           ($84,769)  $      234,369
Income per share from
 continuing operations              ($     .04)  $          .13
Total Assets                        $9,762,254       $6,869,002
Long Term Debt                      $3,124,387       $1,646,900
Dividends                           $     0.00   $         0.00


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

Antenna Products, Inc. consolidated sales from operations were $7.9 million with a loss from operations before taxes of $99,787 in 2000. This compares to $7.8 million in consolidated sales with an income from continuing operations before taxes of $358,770 in 1999. The net loss for 2000 was $84,769 compared to a net income of $234,369 in 1999. Antenna Products, Inc.'s loss was the result of the thin margins on lower sales at Antenna Products Corporation plus the increase in administrative expenses for legal and professional fees incurred during the acquisition of The Upholstery Shop in January and the asset purchase of the Phazar(TM) product line in May. Antenna Products, Inc. is expected to be profitable in 2001.

Liquidity and Capital Resources
-------------------------------
Funds generated from company operations are the major internal sources of liquidity and are supplemented by funds derived from capital markets, principally bank facilities. The Antenna Products, Inc. $3.0 million revolving demand line of credit is guaranteed by a principal shareholder. The credit line is regulated under a borrowing base formula using inventories and accounts receivable as collateral. The interest rate is established as one percentage point over Wall Street prime and is subject to a loan agreement with restrictive covenants. The most restrictive financial covenant requires Antenna Products Corporation to maintain $1.5 million in tangible net worth and $1.0 million of working capital. At May 31, 2000 Antenna Products Corporation had a tangible net worth of $2.2 million and working capital of $2.4 million. As of August 10, 2000 Antenna Products Corporation and API Acquisition Corp. had drawn $1.1 million of the $3.0 million line of credit with $1.3 million of the borrowing base available and unused. The revolving credit line agreement is renewable in September 2000. Antenna Products, Inc. anticipates renewal of this credit line and has projected that the credit available is sufficient to cover the operational requirements of the subsidiaries in 2001.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PHAZAR CORP consolidated financial statements for the fiscal year ended May 31, 2000


                                 C O N T E N T S



CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets...........................................12

     Consolidated Statements of Operations.................................14

     Consolidated Statements of Shareholders' Equity.......................15

     Consolidated Statements of Cash Flows.................................16

     Notes to Consolidated Financial Statements............................18

                     ANTENNA PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              MAY 31, 2000 AND 1999

                                                   2000           1999
                                 ASSETS       -------------  --------------
CURRENT ASSETS
  Cash and cash equivalents                   $    337,348   $     270,175
  Accounts receivable:
  Trade, net of allowances for doubtful
    accounts of $7,021 in 2000 and 1999          1,342,733       1,077,917
  United States Government                         207,281         210,360
  Inventories                                    2,826,358       2,638,172
  Costs and estimated earnings in excess
    of billings on refurbishing contracts
    in progress                                    293,161               -
  Prepaid expenses and other assets                 55,872          33,368
  Income taxes receivable                           30,000         186,212
  Deferred income taxes
                                                    69,528          65,880
                                              ------------   -------------
           Total current assets                  5,162,281       4,482,084

  Property and equipment, net                    2,435,624       2,386,918

  Intangible assets                              2,164,349               -
                                              ------------   -------------
                                              $  9,762,254   $   6,869,002
                                              ============   =============
                  LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES
  Notes payable                               $  1,365,000   $   1,300,000
  Current portion of long-term debt
                                                   238,588          48,535
  Accounts payable
                                                   468,586         247,407
  Accrued expenses
                                                   382,390         323,489
  Billings in excess of costs and
    estimated earnings on refurbishing
    contracts in progress                          320,689               -
                                              ------------   -------------
           Total current liabilities             2,775,253       1,919,431

  Long-term debt                                 2,324,387         846,900
  Note payable to shareholder
                                                   800,000         800,000
  Deferred income taxes
                                                   287,338         328,169
                                              ------------   -------------
                                                 3,411,725       1,975,069
                                              ------------   -------------
           Total liabilities                     6,186,978       3,894,500

The Notes to Consolidated Financial Statements are an integral part of these statements.

COMMITMENTS AND CONTINGENCIES (Note 12)
                                                         -               -

MINORITY INTEREST IN SUBSIDIARY
                                                         -               -
SHAREHOLDERS' EQUITY
  Commonstock, $0.01 par, 8,000,000 shares
   authorized,  2,135,728 shares and
   1,862,928 shares issued and outstanding
   in 2000 and 1999, respectively                   21,358          18,630
  Additional paid-in capital                     2,678,766       1,995,951
  Retained earnings                                875,152         959,921
                                              ------------   -------------
           Total shareholders' equity            3,575,276       2,974,502
                                              ------------   -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $  9,762,254   $   6,869,002
                                              ============   =============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                     ANTENNA PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        YEARS ENDED MAY 31, 2000 AND 1999



                                               2000          1999
                                           ------------- -------------

Sales and contract revenues                $  7,861,707  $   7,786,911
Cost of sales and contracts                   6,001,637      5,896,240
                                           ------------  -------------
   Gross profit                               1,860,070      1,890,671

Sales and administrative expenses             1,695,521      1,311,583
                                           ------------  -------------
   Operating profit                             164,549        579,088

Other income (expense)
  Interest expense                             (282,571)      (246,120)
  Interest income                                   235          4,560
  Other                                          18,000         21,242
                                           ------------  -------------
   Total other income (expense)                (264,336)      (220,318)
                                           ------------  -------------
Income (loss) from operations before
   income taxes and minority interest           (99,787)       358,770

Income tax provision (benefit)                  (14,818)       124,401
                                           ------------  -------------

    Income (loss) before minority interest      (84,969)       234,369
    Minority interest in subsidiary's loss          200              -
                                           ------------  -------------
Net income (loss)                          $    (84,769) $     234,369
                                           ============  =============
Earnings (loss) per common share                  (0.04)          0.13
                                           ============  =============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                     ANTENNA PRODUCTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        YEARS ENDED MAY 31, 2000 AND 1999

                               Common Stock
                           ------------------- Additional
                             Number             Paid In   Retained
                           of Shares  Amount    Capital   Earnings     Total
                           --------- --------- ---------- --------- ----------
BALANCE, MAY 31, 1998,
  as previously reported   1,812,928 $  18,130 $1,921,451 $593,259  $2,532,840

  Prior period adjustment          -         -          -  132,293     132,293
                           --------- --------- ---------- --------  ----------
BALANCE, MAY 31, 1998,
  as restated              1,812,928    18,130  1,921,451  725,552   2,665,133

  Issuance of common stock    50,000       500     74,500        -      75,000

  Net income                       -         -          -  234,369     234,369
                           --------- --------- ---------- --------  ----------
BALANCE, MAY 31, 1999,
  as restated              1,862,928    18,630  1,995,951  959,921   2,974,502

  Issuance of common stock   272,800     2,728    682,815        -     685,543

  Net loss                         -         -          -  (84,769)    (84,769)
                           --------- --------- ---------- --------  ----------
BALANCE, MAY 31, 2000      2,135,728 $  21,358 $2,678,766 $875,152  $3,575,276
                           ========= ========= ========== ========  ==========



















The Notes to Consolidated Financial Statements are an integral part of these statements.

                     ANTENNA PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        YEARS ENDED MAY 31, 2000 AND 1999

                                                       2000         1999
                                                   ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                $   (84,769) $   234,369

  Adjustments to reconcile net income
   to net cash provided by operating activities

   Depreciation                                        297,840      298,187
   Amortization                                         44,313            -
   Loss on disposal of assets                                -        2,850
   Deferred federal income tax                         (14,818)     145,022
   Changes in assets and liabilities:
   Accounts receivable                                (261,737)      53,303
   Costs and estimated earnings in excess of
     billings on refurbishing contracts in progress   (293,161)           -
   Inventory                                          (188,186)      57,298
   Prepaid expenses                                    (22,504)     (24,139)
   Income taxes receivable                             126,551     (170,620)
   Accounts payable                                    221,179     (189,097)
   Accrued expenses                                     58,901     (271,806)
   Billings in excess of costs and estimated
     earnings on refurbishing contracts in progress    320,689            -
                                                   -----------  -----------
     Net cash provided by operating activities         204,298      135,367
                                                   -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from disposal of assets                           -        1,252
  Purchase of property and equipment                  (198,096)     (48,647)
  Purchase of intangible assets                     (1,844,069)           -
                                                   -----------  -----------
     Net cash used in investing activities          (2,042,165)     (47,395)














The Notes to Consolidated Financial Statements are an integral part of these statements.

                     ANTENNA PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        YEARS ENDED MAY 31, 2000 AND 1999


                                                       2000         1999
                                                   ------------ ------------
CASH FLOWS FROM FINANCING ACTIVIITES
  Net borrowings under bank lines of credit             65,000            -
  Proceeds on borrowings of long-term debt           1,750,000            -
  Principal payments on long-term debt                 (82,460)     (38,838)
  Issuance of common stock                             172,500            -
                                                   -----------  -----------
     Net cash (used in)
         provided by financing activities            1,905,040      (38,838)
                                                   -----------  -----------
     Net increase in cash and cash equivalents          67,173       49,134

CASH AND CASH EQUIVALENTS, beginning of year           270,175      221,041
                                                   -----------  -----------
CASH AND CASH EQUIVALENTS, end of year             $   337,348  $   270,175
                                                   ===========  ===========
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
  Cash paid during the period for:

   Interest (none capitalized)                     $   282,751  $   246,120
                                                   ===========  ===========
   Income taxes                                    $         -  $   150,000
                                                   ===========  ===========
SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
  Issuance of common stock in exchange
   for equipment and intangible assets             $   513,043  $         -
                                                   ===========  ===========

  Issuance of common stock in settlement
   of lawsuit                                      $         -  $    75,000
                                                   ===========  ===========




The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTE 1. BUSINESS AND NATURE OF OPERATIONS

     Antenna Products, Inc. operates as a holding company with Antenna Products Corporation and Thirco, Inc. as its wholly-owned subsidiaries, and API Acquisition Corp., an 80% owned subsidiary. Antenna Products Corporation is an operating subsidiary that designs, manufactures and markets antenna systems, towers, and communication accessories worldwide. The U. S. government, military and civil agencies, and prime contractors represent
     Antenna Products' principal customers. Thirco serves as an equipment leasing company to Antenna Products Corporation. API Acquisition Corp. was formed during the year ended May 31, 2000, and its operations consist primarily of contracting to refurbish the interiors of corporate and private jets. The length of the contracts vary but are typically less than one year. The Company's operations are performed in Texas for customers throughout the country.

     Following is a schedule of the Company's sales to major customers at May 31, as a percentage of total sales:

                                                  2000                1999
                                                  ----                ----
         Federal Government                       18%                  18%
         AIRSYS ATM, Inc.                         14%                  21%
         Computing Devices Canada                  9%
         Raytheon                                                      14%

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

         Antennas Design, manufacture and marketing of antenna systems, towers, and communications accessories worldwide

         Refurbishing    Contracting to refurbish the interiors of corporate and
                         private jets

     Following is a summary of segmented information for 2000 (because the refurbishing operations were not acquired until the year ended May 31, 2000, no segment information is presented for the year ended May 31, 1999):

                                             Antennas   Refurbishing    Total
                                            ----------- ------------ -----------
         Revenues from external customers   $6,304,222  $1,557,495   $7,861,707
         Foreign sales                         981,505           -      981,505
         Interest revenue                          235           -          235
         Interest expense                      225,402      57,169      282,571
         Depreciation and amortization         287,045      55,108      342,153
         Income tax provision (benefit)          7,128     (21,946)     (14,818)
         Segment profit (loss)                 159,236     (64,546)      94,690
         Segment assets                      7,248,316   2,409,689    9,658,005
         Expenditures for segment assets       148,450   2,042,165    2,555,208

         RECONCILIATIONS:
           REVENUES
             Total revenues for reportable
              segments                                                7,861,707
             Other revenue                                                    -
                                                                     ----------
             Total consolidated revenues                             $7,861,707
                                                                     ==========
         PROFIT OR LOSS
                  Total profit for reportable segments               $   94,690
                  Other loss                                           (194,477)
                                                                     ----------
                  Loss before income taxes                           $  (99,787)
                                                                     ==========

           ASSETS
                  Total assets for reportable segments               $9,658,005
                  Other assets                                          104,249
                                                                     ----------
                  Consolidated total                                 $9,762,254
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

NOTE 4. REFURBISHING CONTRACTS RECEIVABLE

     Included in accounts receivable at May 31, 2000, are refurbishing contracts receivable of $50,599, which consists entirely of completed contracts.

NOTE 5. REFURBISHING CONTRACTS IN PROGRESS

     Information with respect to refurbishing contracts in progress at May 31, 2000 follows:

           Cost incurred on contracts in progress             $   754,663
           Estimated earnings thereon                             282,586
                                                              -----------
                                                                1,037,249
           Less billings applicable thereto                    (1,064,777)
                                                              -----------
                                                              $   (27,528)
                                                              ===========

     These amounts are included in the accompanying balance sheet under the following captions:

           Costs and estimated earnings in excess
             of billings on contracts in progress             $   293,161

           Billings in excess of costs and estimated
             earnings on contracts in progress                   (320,689)
                                                              -----------
                                                              $   (27,528)
                                                              ===========

NOTE 6. INVENTORIES

     The major components of inventories are as follows:
                                          2000           1999
                                      -----------     -----------
         Raw materials                $   399,796     $   646,355
         Work in process                1,730,276       1,523,201
         Finished goods                   696,286         468,616
                                      -----------     -----------
                                      $ 2,826,358     $ 2,638,172
                                      ===========     ===========

     Certain allocable overhead costs such as depreciation, insurance, property taxes and utilities are included in inventory based upon percentages developed by the Company. The aggregate amount of these costs included in inventory during the years ended May 31, 2000 and 1999 were $988,405 and $952,301, respectively.

NOTE 7. PROPERTY AND EQUIPMENT

     The following is a summary of the Company's property and equipment:
                                        Estimated
                                       Useful Life      2000         1999
                                       -----------  ------------ -------------
         Land                                       $   375,136  $   375,136
         Buildings and improvements    15-30 years    1,873,217    1,873,216
         Machinery and equipment        10 years      3,226,999    2,934,342
         Automobiles and trucks          3 years        151,217       97,328
         Office furniture and fixtures  10 years        586,788      586,788
                                                    -----------  -----------
                                                      6,213,357    5,866,810
         Less accumulated depreciation                3,777,733    3,479,892
                                                    -----------  -----------
         Net property and equipment                 $ 2,435,624  $ 2,386,918
                                                    ===========  ===========

NOTE 8. INTANGIBLE ASSETS

     Included in intangible assets at May 31, 2000 is the following:

         Goodwill                                                 $1,769,069
         Patents, copyrights and other
           intellectual property                                     364,593
         Non-compete agreement                                        75,000
                                                                  ----------
                                                                   2,208,662
         Accumulated amortization                                    (44,313)
                                                                  ----------
                                                                  $2,164,349
                                                                  ==========

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

NOTE 10. LONG-TERM DEBT

     At May 31, 2000 and 1999, long-term debt consists of the following:

                                                       2000             1999
                                                   -----------     ------------

         Mortgage note to a bank,  guaranteed
         80%  by a  U.S.  government  agency,
         payable $10,050 per month, including
         interest at the prime rate (9.5% and
         7.75%  at May  31,  2000  and  1999,
         respectively)       plus       1/2%;
         collateralized   by   certain   real
         estate,  fixtures and  assignment of
         life   insurance   policy   with   a
         principal  shareholder.  The note is
         also   guaranteed   by  a  principal
         shareholder   and  the   Company  is
         required   to    maintain    certain
         covenants  including  $1,000,000  in
         working   capital  and  a  ratio  of
         maximum  debt to net  worth of seven
         to one.                                    $  853,586       $  895,435


         Note payable to a bank, payable in
         installments of $28,724 per month
         until maturity date of January 26,

         2007, when remaining balance is due,
         including interest at the prime rate
         (9.50% at May 31, 2000) plus 1%,
         secured by property and equipment.
         The note is also guaranteed by a
         principal shareholder.                      1,691,458                0

         Loan to credit institution, due on
         February 11, 2004, payable monthly
         installments of $495, including
         interest at 10.75%, secured by a
         utility vehicle.                               17,931                0

         Less current portion of long-term debt        238,588           48,535
                                                    ----------       ----------
                                                    $2,324,387       $  846,900
                                                    ==========       ==========

     Maturities of long-term debt for each of the five years subsequent to May 31, 2000 are as follows (including $160,000 per year beginning in June 2002 for the shareholder note, although it is subordinated to the note payable to a bank):

         2001                                              $   238,588
         2002                                                  262,557
         2003                                                  448,938
         2004                                                  475,964
         2005                                                  503,457
         Thereafter                                          1,433,471
                                                           -----------
                                                           $ 3,362,975
                                                           ===========

NOTE 11. INCOME TAXES

     Components of the income tax provision (benefit) are as follows:

                                                       2000             1999
                                                   -----------     ------------
         Income taxes (benefit) at statutory rate
              on income before income taxes        $  (33,928)     $   121,982
         Non-deductible expenses and other             19,110            2,419
                                                   ----------      -----------
         Total provision                           $  (14,818)     $   124,401
                                                   ==========      ===========

           Deferred portion (benefit) of provision $  (14,818)     $   145,022

         Current portion (benefit)                          -          (20,621)
                                                   ----------      -----------
         Total provision (benefit)                 $  (14,818)     $   124,401
                                                   ==========      ===========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                       2000             1999
                                                   -----------     ------------
         Deferred tax assets:
              Accounts receivable due to
              allowance for doubtful accounts      $    2,387      $     2,387

              Inventories, due to estimated
              losses on contracts                      17,000           17,000

              Inventories, due to additional
              costs inventoried for tax
              purposes pursuant to the Tax
              Reform Act of 1986                            -           10,367

              Accrued expenses, due to warranty
              accrual                                  25,500           17,000

              Accrued expenses, due to vacation
              accrual                                  20,780           19,126

              Net operating loss carryforward           3,861                -
                                                   -----------     ------------

                  Total deferred tax assets            69,528           65,880

         Deferred tax liabilities:
              Intangible assets, due to
               difference in amortization          $      444      $         -
              Property and equipment,
               principally due to difference
               in depreciation                       (287,782)        (328,169)
                                                   -----------     ------------
                  Net deferred tax liability       $ (287,338)     $  (328,169)
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

         Operating Leases

              API Acquisition Corp. leases office space from an employee and minority interest shareholder. Future minimum lease obligations under the lease agreement are as follows:

                  2001                                 $   60,748
                                                       ==========

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

     The Company's net income and earnings per share as of May 31, 2000 and 1999, would have been reduced to the pro forma amounts indicated below:

                                                      2000          1999
                                                 -------------- ------------

         Net income (loss)         As reported    $   (84,769)    $234,369
                                   Pro forma      $   (89,455)    $206,623

         Primary earnings (loss)
           per share               As reported          (0.04)        0.13
                                   Pro forma            (0.05)        0.11

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

     A summary of the status of the Company's stock option plans as of May 31, 2000 and 1999 and changes for the years then ended are as follows:

                                                         Weighted
                                                         Average
                                                         Exercise
                                             Shares       Price
                                           ---------    ---------
         Outstanding at May 31, 1998              -      $      -
                  Granted                    60,000          2.00
                  Exercised                       -             -
                  Forfeited                       -             -
                                           --------      --------
         Outstanding at May 31, 1999         60,000          2.00
                  Granted                   100,000          1.73
                  Exercised                 100,000          1.73
                  Forfeited                       -             -
                                           --------      --------
         Outstanding at May 31, 2000         60,000      $   2.00
                                           ========      ========

                                             2000          1999
                                           --------      --------
         Exercisable at May 31               60,000        60,000
                                           ========      ========

         Weighted average fair value
              of options granted during
              the year                     $    .07      $    .70
                                           ========      ========

         Weighted averaged remaining
              contractual life (in years)
              2000, 1999 plans
              respectively                       .8           1.8
                                           =========    =========


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



Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                   Director
Name                 Age  Principal Occupation                     Since
----                 ---  --------------------                     -----
Gary W. Havener      59   President and Chief Executive Officer,
                          Antenna Products, Inc.; Sole Director
                          Antenna Products Corp., API Acquisition
                          Corp., and Thirco, Inc., subsidiaries of
                          Antenna Products, Inc; President, API
                          Acquisition Corp., Thirco, Inc. and
                          Sinan Corp.                              January 1992

Clark D. Wraight     56   Vice President and Secretary, Treasurer,
                          Antenna Products, Inc.; President and
                          General Manager, Antenna Products Corp.;
                          and Vice President, Thirco, Inc.         October 1996


R. Allen Wahl        72   Independent Business
                          Consultant and past President &
                          COO of Valmont Industries                October 1999

James Miles          58   Past Vice President and General Manager,
                          GTE Media Ventures; Past President,
                          Contel of California                     November 1999

James Kenney         59   Executive Vice President and Owner
                          San Jacinto Securities, Inc.             November 1999

Billy J. Perry       57   Manager, Field Operations, Lockheed
                          Martin Aeronautics.

         Mr. Havener served as the President of Antenna Products, Inc. from January 1992 until October 1999. Mr. Havener served as the President of Antenna Products Corporation from January 1996 until April 1999. Mr. Havener currently serves as President and CEO of Antenna Products, Inc., President of API Acquisition Corp., and President of Thirco, Inc. Mr. Havener also serves as sole director of Antenna Products Corporation, API Acquisition Corp. and Thirco, Inc. Since December 1984 Mr. Havener has served as the President of Sinan Corp., an investment company. Sinan Corp. is not a parent, subsidiary or affiliate of the Company.

         Mr. Wraight served as Vice President and Secretary Treasurer of Antenna Products Corporation from 1996 until April 1999 when he was appointed President. Mr. Wraight has been employed with Antenna Products since 1979 and has served as an officer of the Company since 1981. Mr. Wraight currently serves as President and General Manager of Antenna Products and Vice President of Thirco, Inc. a wholly owned subsidiary of the Company.

         Mr. Wahl is the past President and COO of Valmont Industries. The principal business of Valmont Industries is manufacturing steel tubular poles and lattice towers for the communication industry. Mr. Wahl currently serves as an independent business consultant.

         Mr. Miles served as past Vice President and General Manager of GTE Media Ventures, a cable television design and operations company, from 1994 until 1999 and had served as President of Contel of California, a telecommunications company from 1984 until 1996. Mr. Miles had been a Director of Desert Community Bank until 1994.

         Mr. Kenney has served as Executive Vice President and owner of San Jacinto Securities since 1993. San Jacinto Securities is an institutional stock brokerage firm.

         Mr. Perry has been employed with Lockheed Martin Aeronautics since 1965. Mr. Perry has been Manager of Field Operations with Lockheed Martin Aeronautics since 1994.

      COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission (the "SEC"). Such officers, directors and ten-percent shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended May 31, 2000, all Section 16(a) filing requirements applicable to its officers, directors and ten-percent shareholders have been filed.

Item 11.  EXECUTIVE COMPENSATION


Name and Principal Position              Annual Compensation
---------------------------              -------------------
President and CEO
-----------------
                           Fiscal Year                         Other Annual
                           Ended May 31 Salary ($) Bonus ($) Compensation ($)
                           ------------ ---------- --------- ----------------
G.W. Havener               2000         $0         $0         $2,000(1)
                                                             $32,667(2)
5-31-99 thru 10-11-99

William Poulin             2000         $51,923    $0         $2,000(1)
8-12-99 thru 5-31-00                                         $50,000(3)

G.W. Havener               1999         $0         $0         $1,500(1)
                                                             $98,000(4)

G.W. Havener               1998         $0         $0         $1,500(1)
                                                             $98,000(5)

   (1) Antenna Products, Inc. Director's Fee.
   (2) 2000 Antenna Products Corp. Director's Fee - $32,667 paid.
   (3) Antenna Products, Inc. supplemental Director's Fee of $50,000.
   (4) 1999 Antenna Products Corp. Director's Fee - $57,167 paid and $40,833 accrued.
   (5) 1998 Antenna Products Corp. Director's Fee - $57,167 paid and $40,833 accrued.

       Accrued amounts are paid in the following year.


                            COMPENSATION OF DIRECTORS

         Compensation for Antenna Products, Inc. Board members is set at $500 for each board meeting attended. A total of $2,000 was paid to Gary Havener, Clark Wraight, and William Poulin in the fiscal year ended May 31, 2000. William Poulin also received a supplemental Director's Fee of $50,000 in the fiscal year ended May 31, 2000. $1,500 was paid to R. Allen Wahl, $1,000 to James Miles and $500 to James Kenney in the fiscal year ended May 31, 2000.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table set forth the beneficial ownership of the Company's Common Stock as of August 25, 2000, (a) by each director, (b) by the named executive officers, and (c) by all persons known to the Company to be the beneficial owners of more that 5% of the Company's Common Stock and (d) all directors and executive officers as a group.

Name and Address               Shares Owned Directly            Percent of
of Beneficial Owners (1)       and Indirectly                   Class (2)
------------------------       ---------------------            ---------
Gary W. Havener   (3)
Sinan Corp.                    932,136                          43.64%
P.O. Box 121697
Ft. Worth, TX 76121

R. Allen Wahl                  10,000                            0.47%
13 Collinway Place
Dallas, TX 75230

Clark D. Wraight
Antenna Products Corporation   150,710                           7.06%
101 S.E. 25th Ave.
Mineral Wells, TX 76067

BAE Systems Aerospace, Inc.    165,888                           7.77%
Advanced Systems
One Hazeltine Way
Greenlawn, NY 11740

All directors and officers     1,092,846                        51.2%
of Antenna Products, Inc.
As a group (Three Persons)

          (1) The persons named herein have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and subject to the Texas laws for personal holding companies, as applicable.

          (2) Based on total outstanding shares of 2,135,728 as of August 25, 2000.

          (3) Sinan Corp., wholly owned by Mr. Havener and his children, owns of record 397,390 of these shares representing 18.61% of the total outstanding shares. Mr. Havener as President of Sinan Corp., has sole voting and investment power with respect to all shares of common stock shown as beneficially owned by Sinan Corp.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a)  The following documents are filed as part of this report:

               1. Financial Statements. The following consolidated financial
                  --------------------
                  statements of Antenna Products, Inc. and subsidiaries and independent auditors' reports are presented in Item 8

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

               3. Exhibits.
                  --------

                  3.(i) Registrant's Articles of Incorporation, as amended

                  3.(ii) Registrant's By Laws

                  4.(ii) Loan Agreement Between Antenna Products Corporation and
                         Texas Bank Dated September 30, 1991

                  15. Independent Auditor's Report dated August 2, 2000

                  21. List of All Subsidiaries of the Registrant

                  31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                       Officer

                  31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                       Officer

                  32.1 Section 1350 Certification

          (b)  Reports on Form 8-K.

                  On April 12, 2000 the registrant filed a Form 8-K/A for the purpose of filing the financial statements of The Upholstery Shop, Inc. and the pro forma financial statements Antenna Products, Inc./The Upholstery Shop, Inc. The financial statements filed were:

                        (1) Financial Statements of The Upholstery Shop, Inc.
                              Independent Auditor's report dated March 25, 2000 Balance Sheets as of December 31, 1999 and 1998 Statements of Income for the Years Ended December 31, 1999 and 1998
                              Statements of Stockholders' Equity for the Years Ended December 31,1999 and 1998
                              Statements of Cash Flows for the Year Ended
                              December 31, 1999 and 1998
                              Notes to Financial Statements

                        (2) Pro Forma Financial Statements Antenna Products,
                            Inc./The Upholstery Shop, Inc.
                              Unaudited Pro Forma Condensed Balance Sheets as of November 30, 1999
                              Unaudited Pro Forma Condensed statements of Income for the Six Months Ended November 30, 1999 Unaudited Pro Forma Condensed Statements of Income for the Year Ended May 31, 1999

                  On May 11, 2000 the registrant filed a Form 8-K for the purpose of disclosing the purchase of the complete line of commercial telecommunications antennas known as the Phazar(TM) product line from BAE SYSTEMS Advanced Systems. The product line was purchased on May 1, 2000 by Antenna Products Corporation, a Texas Corporation and wholly owned subsidiary of Antenna Products, Inc.

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

Item 15.  Controls and Procedures.

As of May 31, 2000, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of May 31, 2000. There has not been any change in the Company's internal controls during the Company's last fiscal quarter that has materially affected or is reasonably likely to materially affect internal controls over financial reporting as of May 31, 2000.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  February 20, 2004

                                    PHAZAR CORP


                                    /s/ Gary W. Havener
                                    --------------------------------
                               BY:  Gary W. Havener
                                    Principal Executive Officer and Director

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                    Title                            Date
---------                    -----                            ----

/s/ Clark D. Wraight
---------------------------  Principal Financial Officer      February 20, 2004
Clark D. Wraight             and Principal Accounting Officer
                             and Director

/s/ James Miles
---------------------------  Director                         February 20, 2004
James Miles


/s/ James Kenney
---------------------------  Director                         February 20, 2004
James Kenney


/s/ R. Allen Wahl
---------------------------  Director                         February 20, 2004
R. Allen Wahl

                                  EXHIBIT INDEX


Exhibit 3.(i) -  Registrant's  Articles of  Incorporation,  as amended filed on February 20, 2004.

Exhibit 3.(ii) - Registrant's By Laws, filed on February 20, 2004.

Exhibit 4.(ii) - Loan Agreement  between Antenna Products  Corporation and Texas
                 Bank, dated September 30, 1991, filed on February 20, 2004.


Exhibit 15. -    Independent Auditor's Report dated August 2, 2000.

Exhibit 21. -    A list of all Subsidiaries of the Registrant filed on February
                 20, 2004

Exhibit 31.1 -   Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                 Officer

Exhibit 31.2 -   Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                 Officers

Exhibit 32.1 -   Section 1350 Certification