Form 10KSB/A
period 2001-05-31
PHAZAR CORP
filed 2004-02-20
CIK 724267

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

                         Commission file number 0-12866
                                                -------
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

DOCUMENTS INCORPORATED BY REFERENCE
None.

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

Employees

As of August 10, 2001 Antenna Products Corporation employed a total of eighty-two employees, seventy-eight full time and four part time. Of the eighty-two, eleven are employed in administration and sales, eight in engineering and technical support, and sixty-three in manufacturing. None of Antenna Products Corporation's employees are subject to collective bargaining agreements.

Phazar Aerocorp Inc. employed a total of thirty-nine full time employees as of August 10, 2001. Of the thirty-nine, seven are employed in administration and sales, five in avionics design and support, twenty-one in the shop areas, and six in the installation crew. None of Phazar Aerocorp Inc.'s employees are subject to collective bargaining agreements.

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

                              FISCAL YEAR ENDING MAY 31
                              -------------------------

                                        2001             2000
                                    -----------      -----------
Net Sales                           $15,060,237      $ 7,861,707
Income (loss) from continuing
 Operations                         $   162,175      $   (84,769)
Income per share from
 continuing operations              $       .08      $      (.04)
Total Assets                        $ 8,454,149      $ 9,762,254
Long Term Debt                      $ 2,851,385      $ 3,124,387
Dividends                           $      0.00      $      0.00


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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PHAZAR CORP consolidated financial statements for the fiscal year ended May 31, 2001.

                                 C O N T E N T S


                                                                       Page
CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets.........................................13

     Consolidated Statements of Operations...............................15

     Consolidated Statements of Shareholders' Equity.....................16

     Consolidated Statements of Cash Flows...............................17

     Notes to Consolidated Financial Statements..........................19

            PHAZAR CORP (fka ANTENNA PRODUCTS, INC.) AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              MAY 31, 2001 AND 2000



                                                   2001           2000
                                              -------------  -------------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                   $    341,413   $    337,348
  Accounts receivable:
     Trade, net of allowances for
       doubtful accounts of $45,898
       and $7,021 in 2001 and 2000,
       respectively                              1,074,572      1,342,733
     United States Government                       88,620        207,281
  Inventories                                    2,270,438      2,826,358
  Costs and estimated earnings in
    excess of billings on
    refurbishing contracts in
    progress                                       370,454        293,161
  Prepaid expenses and other assets                 33,340         55,872

  Income taxes receivable                                -         30,000
  Deferred income taxes                            128,343         69,528
                                              ------------   ------------
           Total current assets                  4,307,180      5,162,281

  Property and equipment, net                    2,165,288      2,435,624
  Intangible assets (Goodwill)                     498,440        534,912
  Identifiable intangible assets                 1,483,241      1,629,437
                                              ------------   ------------
TOTAL ASSETS                                  $  8,454,149   $  9,762,254
                                              ------------   ------------














The Notes to Consolidated Financial Statements are an integral part of these statements.

                  LIABILITIES AND SHAREHOLDERS' EQUITY

                                                   2001           2000
                                              -------------  -------------
CURRENT LIABILITIES
  Notes payable                               $    250,000   $  1,365,000
  Current portion of long-term debt                266,856        238,588
  Accounts payable                                 438,262        468,586
  Accrued expenses                                 418,919        382,390
  Billings in excess of costs and
   estimated  earnings on refurbishing
   contracts in progress                            52,907        320,689
  Income taxes payable                             108,146              -
                                              ------------   ------------
           Total current liabilities             1,535,090      2,775,253

  Long-term debt                                 2,051,385      2,324,387
  Note payable to shareholder                      800,000        800,000
  Deferred income taxes                            238,581        287,338
                                              ------------   ------------
                                                 3,089,966      3,411,725
                                              ------------   ------------
           Total liabilities                     4,625,056      6,186,978

COMMITMENTS AND CONTINGENCIES                            -              -

MINORITY INTEREST IN SUBSIDIARY                     25,546              -

SHAREHOLDERS' EQUITY
  Commonstock, $0.01 par, 8,000,000 shares
   authorized,  2,169,328 shares and
   2,135,728 shares issued and outstanding
   in 2001 and 2000, respectively                   21,694         21,358
  Additional paid-in capital                     2,744,526      2,678,766
  Retained earnings                              1,037,327        875,152
                                              ------------   ------------
           Total shareholders' equity            3,803,547      3,575,276
                                              ------------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $  8,454,149   $  9,762,254
                                              ============   ============







The Notes to Consolidated Financial Statements are an integral part of these statements.

            PHAZAR CORP (fka ANTENNA PRODUCTS, INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        YEARS ENDED MAY 31, 2001 AND 2000



                                                  2001         2000
                                             ------------- -------------
Sales and contract revenues                  $ 15,060,237  $  7,861,707
Cost of sales and contracts                    10,889,852     6,001,637
                                             ------------  ------------
   Gross profit                                 4,170,385     1,860,070

Sales and administrative expenses               3,443,836     1,695,521
                                             ------------  ------------

   Operating profit                               726,549       164,549

Other income (expense)
    Interest expense                             (401,723)     (282,571)
    Interest income                                   333           235
    Other                                          10,607        18,000
                                             ------------  ------------
   Total other expense                           (390,783)     (264,336)
                                             ------------  ------------
Income (loss) from operations before
  income taxes and minority interest              335,766       (99,787)

Income tax provision (benefit)                    148,045       (14,818)
                                             ------------  ------------

    Income (loss) before minority interest        187,721       (84,969)

Minority interest in subsidiary's
         (Income) loss                            (25,546)          200
                                             ------------  ------------
Net income (loss)                            $    162,175  $    (84,769)
                                             ============  ============
Earnings (loss) per common share             $       0.08  $      (0.04)
                                             ============  ============










The Notes to Consolidated Financial Statements are an integral part of these statements.

             PHAZAR CORP (fka ANTENNA PRODUCTS,INC.)AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        YEARS ENDED MAY 31, 2001 AND 2000

                               Common Stock
                           ------------------ Additional
                             Number            Paid In    Retained
                           of Shares  Amount   Capital    Earnings     Total
                           --------- -------- ---------- ----------  ----------
BALANCE, MAY 31, 1999      1,862,928 $ 18,630 $1,995,951 $  959,921  $2,974,502
  Issuance of common stock   272,800    2,728    682,815          -     685,543
  Net loss                         -        -          -    (84,769)    (84,769)
                           --------- -------- ---------- ----------  ----------
BALANCE, MAY 31, 2000      2,135,728   21,358  2,678,766    875,152   3,575,276
  Issuance of common stock    33,600      336     65,760          -      66,096
  Net income                       -        -          -    162,175     162,175
                           --------- -------- ---------- ----------  ----------
BALANCE, MAY 31, 2001      2,169,328 $ 21,694 $2,744,526 $1,037,327  $3,803,547
                           ========= ======== ========== ==========  ==========


























The Notes to Consolidated Financial Statements are an integral part of these statements.

            PHAZAR CORP (fka ANTENNA PRODUCTS, INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        YEARS ENDED MAY 31, 2001 AND 2000

                                                        2001           2000
                                                   -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                $    162,175   $    (84,769)

  Adjustments to reconcile net income (loss) to net cash provided by operating activities

   Depreciation                                         340,136        297,840
   Amortization                                         267,669         44,313
   Stock based compensation                               6,096              -
   Deferred federal income tax                         (107,573)       (14,818)
   Changes in assets and liabilities:
   Accounts receivable                                  386,822       (261,737)
   Costs and estimated earnings in excess of
    billings on refurbishing contracts in progress      (77,293)      (293,161)
   Inventory                                            555,920       (188,186)
   Prepaid expenses                                      22,532        (22,504)
   Income taxes receivable                               30,000        126,551
   Accounts payable                                     (30,324)       221,179
   Accrued expenses                                      36,529         58,901
   Billings in excess of costs and estimated
    earnings on refurbishing contracts in progress     (267,782)       320,689
   Income taxes payable                                 108,146              -
   Minority interest                                     25,546              -
                                                   ------------   ------------
     Net cash provided by operating activities        1,458,599        204,298
                                                   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                    (69,800)      (198,096)
  Purchase of intangible assets                         (25,000)    (1,844,069)
                                                   ------------   ------------
     Net cash used in investing activities              (94,800)    (2,042,165)













The Notes to Consolidated Financial Statements are an integral part of these statements.

            PHAZAR CORP (fka ANTENNA PRODUCTS, INC.)AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        YEARS ENDED MAY 31, 2001 AND 2000

                                                        2001           2000
                                                   -------------  -------------

CASH FLOWS FROM FINANCING ACTIVIITES
  Net borrowings (payments) under bank
       lines of credit                               (1,115,000)        65,000
  Proceeds on borrowings of long-term debt                    -      1,750,000
  Principal payments on long-term debt                 (244,734)       (82,460)
  Issuance of common stock                                    -        172,500
                                                   ------------   ------------
     Net cash (used in)
         provided by financing activities            (1,359,734)     1,905,040
                                                   ------------   ------------
     Net increase in cash and cash equivalents            4,065         67,173

CASH AND CASH EQUIVALENTS, beginning of year            337,348        270,175
                                                   ------------   ------------
CASH AND CASH EQUIVALENTS, end of year             $    341,413   $    337,348
                                                   ============   ============

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
  Cash paid during the period for:

   Interest (none capitalized)                     $    401,444   $    282,751
                                                   ============   ============
   Income taxes                                    $    100,000   $          -
                                                   ============   ============
SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES
 Issuance of common stock in exchange
   for equipment and intangible assets             $          -   $    513,043
                                                   ============   ============
 Stock based compensation                          $      6,096   $          -
                                                   ============   ============
 Issuance of common stock in
   exchange for noncompete agreements              $     60,000   $          -
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

     Following is a summary of segmented information for 2001:

                                                        Aircraft
                                            Antennas    Interiors      Total
                                            --------    ---------     --------
      Revenues from external customers    $ 8,302,411  $ 6,757,826  $15,060,237
      Foreign sales                           938,251            -      938,251
      Interest revenue                            333            -          333
      Interest expense                        235,504      166,219      401,723
      Depreciation and amortization           388,171      219,633      607,804
      Income tax provision                     48,074      104,675      152,749
      Segment profit                           89,646      274,004      363,650
      Segment assets                        5,340,760    2,437,501    7,778,461
      Expenditures for segment assets          62,300            -       62,300

      RECONCILIATIONS:
        REVENUES
            Total revenues for reportable segments                  $15,060,237
            Other revenue                                                     -
                                                                    -----------
            Total consolidated revenues                             $15,060,237
                                                                    ===========
        PROFIT OR LOSS
            Total profit for reportable segments                    $   363,650
            Other loss                                                  (27,884)
                                                                    -----------
            Profit before income taxes                              $   335,766
                                                                    ===========
        ASSETS
            Total assets for reportable segments                    $ 7,778,461
            Other assets                                                675,688
                                                                    -----------
            Consolidated total                                      $ 8,454,149
                                                                    ===========

     Following is a summary of segmented information for 2000:

                                                        Aircraft
                                            Antennas    Interiors      Total
                                            --------    ---------     --------
      Revenues from external customers    $ 6,304,222  $ 1,557,485  $ 7,861,707
      Foreign sales                           981,505            -      981,505
      Interest revenue                            235            -          235
      Interest expense                        225,402       57,169      282,571
      Depreciation and amortization           287,045       55,108      342,153
      Income tax provision (benefit)            7,128      (21,946)     (14,818)
      Segment profit (loss)                    79,303      (64,546)      14,757
      Segment assets                        7,248,316    2,409,689    9,658,005
      Expenditures for segment assets         148,450    2,042,165    2,555,208

      RECONCILIATIONS:
        REVENUES
            Total revenues for reportable segments                  $ 7,861,707
            Other revenue                                                     -
                                                                    -----------
            Total consolidated revenues                             $ 7,861,707
                                                                    ===========
        PROFIT OR LOSS
            Total profit for reportable segments                    $    14,757
            Other loss                                                 (114,544)
                                                                    -----------

            Loss before income taxes                                $   (99,787)
                                                                    ===========

        ASSETS
            Total assets for reportable segments                    $ 9,658,005
            Other assets                                                104,249
                                                                    -----------
            Consolidated total                                      $ 9,762,254
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



NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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


NOTE 5.   AIRCRAFT INTERIORS CONTRACTS IN PROGRESS

     Information with respect to aircraft interior contracts in progress at May 31, 2001 follows:

                                                      2001           2000
                                               -----------    -----------
     Cost incurred on contracts in progress    $ 6,291,703    $   754,663
     Estimated earnings thereon                  1,504,170        282,586
                                               -----------    -----------
                                                 7,795,873      1,037,249
     Less billings applicable thereto            7,478,326     (1,064,777)
                                               -----------    -----------
     Net unbilled (overbilled) costs           $   317,547    $   (27,528)
                                               ===========    ===========

These amounts are included in the accompanying balance sheet under the following captions:

                                                      2001           2000
                                               -----------    -----------
Costs and estimated earnings in excess
  of billings on contracts in progress         $   370,454    $   293,161
Billings in excess of costs and estimated
  earnings on contracts in progress                (52,907)      (320,689)
                                               -----------    -----------
Net unbilled (overbilled) costs                $   317,547    $   (27,528)
                                               ===========    ===========

NOTE 6.   INVENTORIES

     The major components of inventories are as follows:
                                                      2001           2000
                                               -----------    -----------
         Raw materials                         $   360,284    $   399,796
         Work in process                         1,297,008      1,730,276
         Finished goods                            613,146        696,286
                                               -----------    -----------
                                               $ 2,270,438    $ 2,826,358
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


NOTE 7.   PROPERTY AND EQUIPMENT

     The following is a summary of the Company's property and equipment:

                                       Estimated
                                      Useful Life       2001         2000
                                      -----------  ------------- -------------
       Land                                        $    375,136  $    375,136
       Buildings and improvements     15-30 years     1,873,217     1,873,217
       Machinery and equipment           10 years     3,280,719     3,226,999
       Automobiles and trucks             3 years       158,718       151,217
       Office furniture and fixtures     10 years       590,438       586,788
                                                   ------------  ------------
                                                      6,278,228     6,213,357
         Less accumulated depreciation                4,112,940     3,777,733
                                                   ------------  ------------
         Net property and equipment                $  2,165,288  $  2,435,624
                                                   ============  ============

NOTE 8.   INTANGIBLE ASSETS

     Included in intangible assets at
     May 31, 2001 is the following:                     2001          2000
                                                   ------------  ------------
         Goodwill (Phazar Aerocorp Inc.)           $    547,069  $    547,069
         Drawings, wiring diagrams, test
          procedures, production records,
          etc. (Phazar Aerocorp Inc.)                 1,222,000     1,222,000
         Non-compete agreement (Phazar
          Aerocorp Inc.)                                 75,000        75,000

         Non-compete agreements (Phazar
          Antenna Corp.)                                 60,000             -
         Patents, copyrights and other
          intellectual property (Phazar
          Antenna Corp.)                                389,593       364,593
                                                   ------------  ------------
                                                      2,293,662     2,208,662
         Accumulated amortization                      (311,981)      (44,313)
                                                   ------------  ------------
                                                   $  1,981,681  $  2,164,349
                                                   ============  ============

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

NOTE 10.   LONG-TERM DEBT

     At May 31, 2001 and 2000, long-term debt consists of the following:

                                                       2001            2000
                                                  --------------  --------------

         Mortgage note to a bank, guaranteed
         80% by a U.S. government agency,
         payable $10,050 per month, including
         interest at the prime rate (7% and
         9.5% at May 31, 2001 and 2000,
         respectively) plus 0.5% (matures
         September 11, 2011); collateralized
         by certain real estate, fixtures and
         assignment of life insurance policy
         with a principal shareholder. The
         note is also guaranteed by a
         principal shareholder and the
         Company is required to maintain
         certain covenants including
         $1,000,000 in working capital and a
         ratio of maximum debt to net worth
         of seven to one.                         $    809,848    $    853,586

         Note payable to a bank, payable in
         installments of $28,724 per month
         until maturity date of January 26,
         2007, when remaining balance is due,
         including interest at the prime rate
         (7% and 9.5% at May 31, 2001 and
         2000, respectively) plus 1%, secured
         by property and equipment. The note
         is also guaranteed by a principal
         shareholder.                             $  1,508,393       1,691,458

         Loan to credit institution, due on
         February 11, 2004, payable monthly
         installments of $495, including
         interest at 10.75%, secured by a
         utility vehicle.                                    -          17,931

         Less current portion of long-term debt        266,856         238,588
                                                  ------------    ------------
                                                  $  2,051,385    $  2,324,387
                                                  ============    ============

     Maturities of long-term debt for each of the five years subsequent to May 31, 2001 are as follows (including $160,000 per year beginning in June 2002 for the shareholder note, although it is subordinated to the note payable to a bank):

         2002                                                     $  266,856
         2003                                                        428,213
         2004                                                        464,817
         2005                                                        504,578
         2006                                                        547,767
         Thereafter                                                  906,010
                                                                     -------
                                                                  $3,118,241


NOTE 11.   INCOME TAXES

     Components of the income tax
     provision (benefit) are as follows:
                                                   2001              2000
                                              --------------    -------------
         Federal Income taxes (benefit) at
            statutory rate on income before
            income taxes                      $    114,161      $    (33,928)

         State income taxes statutory rate          17,471                 -

         Non-deductible expenses and other          16,413            19,110
                                              ------------      ------------
         Total provision                      $    148,045      $    (14,818)
                                              ============      ============

     Deferred portion (benefit) of provision      (107,573)     $    (14,818)
         Current portion (benefit)                 255,618                 -
                                              ------------      ------------
         Total provision (benefit)            $    148,045      $    (14,818)
                                              ------------      ============

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                  2001              2000
                                              ------------      ------------
         Deferred tax assets:
           Accounts receivable due to
           allowance for doubtful accounts    $     15,605      $      2,387

           Inventories, due to estimated
           losses on contracts                      34,000            17,000

           Accrued expenses, due to warranty
           accrual                                  48,456            25,500

           Accrued expenses, due to vacation
           accrual                                  30,282            20,780

           Intangible assets, due to difference
           in amortization                          40,425               444

           Net operating loss carryforward               -             3,861
                                              ------------      ------------
           Total deferred tax assets               168,768            69,972

         Deferred tax liabilities:

           Property and equipment, principally
           due to  difference in depreciation     (279,006)         (287,782)
                                              ------------      ------------
           Total deferred tax liability           (279,006)         (287,782)
                                              ============      ============
           Net deferred tax liability         $   (110,238)     $   (217,810)
                                              ============      ============

     The net deferred tax liabilities are
     classified on the balance sheet as follows:

         Current deferred tax assets          $    128,343      $     69,528
         Long-term  deferred tax liabilities      (238,581)         (287,338)
                                              ------------      ------------
                                              $   (110,238)     $   (217,810)
                                              ============      ============

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

     The Company's net income and earnings per share as of May 31, 2001 and 2000, would have been reduced to the pro forma amounts indicated below:

                                                      2001       2000
                                                   ---------  ----------

         Net income (loss)          As reported    $162,175   $  (84,769)
                                    Pro forma      $(32,487)  $  (89,455)

         Primary earnings (loss)
           per share                As reported        0.08        (0.04)
                                    Pro forma         (0.02)       (0.05)

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

     A summary of the status of the Company's stock option plans as of May 31, 2001 and 2000 and changes for the years then ended are as follows:

                                                           Weighted
                                                           Average
                                                           Exercise
                                                 Shares      Price
                                                 -------   ---------
         Outstanding at May 31, 1999              60,000        2.00
             Granted                             100,000        1.73
             Exercised                           100,000        1.73
             Forfeited                                 -           -
                                                 -------   ---------
         Outstanding at May 31, 2000              60,000        2.00
             Granted                             428,000        2.18
             Exercised                                 -           -
             Forfeited                                 -           -
                                                 -------   ---------
         Outstanding at May 31, 2001             488,000        2.15
                                                 =======   =========

                                                      2001           2000
                                                   ----------    -----------
         Exercisable at May 31                         60,000         60,000
                                                   ==========    ===========
         Weighted average fair value of
              options granted during the year      $     1.38    $       .07
                                                   ==========    ===========

         Weighted averaged remaining
              contractual life (in years)
              2001, 2000 plans  respectively              6.4            4.8


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


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                  Director
Name             Age  Principal Occupation                        Since
----             ---  --------------------                        -----
Gary W. Havener  60   President and Chief Executive Officer,
                      PHAZAR CORP; Sole Director Antenna
                      Products Corp., Phazar Aerocorp Inc.
                      and Thirco, Inc., subsidiaries of
                      PHAZAR CORP; President, Phazar
                      Aerocorp, Inc. Thirco, Inc. and Sinan
                      Corp.                                       January 1992

Clark D. Wraight 57   Vice President and Secretary, Treasurer,
                      PHAZAR CORP; President and General
                      Manager, Antenna Products Corp.; and
                      Vice President, Thirco, Inc.; Secretary,
                      Treasurer, Thirco, Inc., Phazar Aerocorp
                      Inc., and Phazar Antenna Corp.              October 1996

R. Allen Wahl    73   Independent Business Consultant and
                      Past President & COO of Valmont
                      Industries                                  October 1999

James Miles      58   Past Vice President and General Manager,
                      GTE Media Ventures; Past President,
                      Contel of California                        November 1999


James Kenney     60   Executive Vice President and Owner
                      San Jacinto Securities, Inc.                November 1999

Billy J. Perry   58   Director of Operations, Lockheed Martin
                      Aeronautics.                                October 2000

         Mr. Havener served as the President of PHAZAR CORP from January 1992 until October 1999. Mr. Havener served as the President of Antenna Products Corporation from January 1996 until April 1999. Mr. Havener currently serves as President and CEO of PHAZAR CORP, President of Phazar Aerocorp Inc., and President of Thirco, Inc. Mr. Havener also serves as sole director of Antenna Products Corporation, Phazar Aerocorp Inc., Phazar Antenna Corp. and Thirco, Inc. Since December 1984 Mr. Havener has served as the President of Sinan Corp., an investment company. Sinan Corp. is not a parent, subsidiary or affiliate of the Company.

         Mr. Wraight served as Vice President and Secretary/Treasurer of Antenna Products Corporation from 1996 until April 1999 when he was appointed President. Mr. Wraight has been employed with Antenna Products since 1979 and has served as an officer of the Company since 1981. Mr. Wraight currently serves as Vice President and Secretary/Treasurer of PHAZAR CORP, President and General Manager of Antenna Products Corporation and Secretary/Treasurer of Phazar Aerocorp Inc., Phazar Antenna Corp. and Thirco, Inc., subsidiaries of the Company.

         Mr. Wahl was President and COO of Valmont Industries. The principal business of Valmont Industries is manufacturing steel tubular poles and lattice towers for the communication industry. Mr. Wahl currently serves as an independent business consultant.

         Mr. Miles served as Vice President and General Manager of GTE Media Ventures, a cable television design and operations company, from 1994 until 1999 and as President of Contel of California, a telecommunications company from 1984 until 1996. Mr. Miles was a Director of Desert Community Bank until 1994.

         Mr. Kenney has served as Executive Vice President and owner of San Jacinto Securities since 1993. San Jacinto Securities is an institutional stock brokerage firm.

         Mr. Perry has been employed with Lockheed Martin Aeronautics since 1965. Mr. Perry has been Director of Operations since January 2001 and was the Manager of Field Operations with Lockheed Martin Aeronautics from 1994 until 2001.

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

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended May 31, 2001, all Section 16(a) filing requirements applicable to its officers, directors and ten-percent shareholders have been filed.

Item 11.  EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

         The   following   table  sets  forth  certain   information   regarding
compensation paid during each of the last three fiscal years to the Chief Executive Officer of the Company.

                           SUMMARY COMPENSATION TABLE

Name and Principal Position             Annual Compensation
---------------------------             -------------------
President and CEO
-----------------           Fiscal Year                       Other Annual
                            Ended May 31 Salary ($) Bonus ($) Compensation ($)
                            ------------ ---------- --------- ----------------
Gary W. Havener             2001         $0         $0        $    3,016(1)
                                                              $   98,000(2)

William Poulin              2000         $51,923    $0        $    2,000(1)
10-12-99 thru 5-31-00                                         $   50,000(4)

Gary W. Havener             2000         $0         $0        $    2,000(1)
                                                              $   32,667(3)

Gary W. Havener             1999         $0         $0        $    1,500(1)
                                                              $   98,000(5)
   (1)     PHAZAR CORP Director's Fee.
   (2)     2001 Antenna Products Corp. Directors Fee - $98,000 paid
   (3)     2000 Antenna Products Corp. Director's Fee - $32,667 paid.
   (4)     PHAZAR CORP supplemental Director's Fee of $50,000.
   (5) 1999 Antenna Products Corp. Director's Fee - $57,167 paid and $40,833 accrued.

           Accrued amounts are paid in the following year.


                            COMPENSATION OF DIRECTORS

         Compensation for PHAZAR CORP Board members is set at $500 plus 200 shares of PHAZAR CORP common stock for each board meeting attended. A total of $2,000 and 600 shares was paid each to Gary W. Havener, Clark D. Wraight, James Kenney and James Miles in the fiscal year ended May 31, 2001. $1,000 and 400 shares was paid to R. Allen Wahl and $1,500 and 600 shares was paid to Billy J. Perry in the fiscal year ended May 31, 2001.

         Compensation for PHAZAR CORP audit committee members is set at $250 plus 100 shares of PHAZAR CORP common stock for each audit committee meeting attended. $250 and 100 shares were paid each to James Miles and James Kenney in the fiscal year ended May 31, 2001.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                               SECURITY OWNERSHIP

         The following table set forth the beneficial ownership of the Company's Common Stock as of August 27, 2001, (a) by each director, (b) by the named executive officers, and (c) by all persons known to the Company to be the beneficial owners of more that 5% of the Company's Common Stock and (d) all directors and executive officers as a group.

Name and Address              Shares Owned Directly           Percent of
of Beneficial Owners (1)      and Indirectly                  Class (2)
------------------------      ---------------------           ---------
Gary W. Havener      (3)
Sinan Corp.                       931,436                      42.92%
P.O. Box 121697
Ft. Worth, TX 76121

R. Allen Wahl                      10,700                        .49%
13 Collinway Place
Dallas, TX 75230

Clark D. Wraight
Antenna Products Corporation      151,510                       6.98%
101 S.E. 25th Ave.
Mineral Wells, TX 76067

James Miles                         1,000                        .05%
420 Private Rd.
Pittsburg, TX 75686

James Kenney                          700                        .03%
5949 Sherry Lane, Suite 960
Dallas, TX 75225

Billy J. Perry                        600                        .03%
4316 Lost Creek Blvd.
Aledo, TX 76008

BAE Systems Aerospace, Inc.       165,888                       7.64%
Advanced Systems
One Hazeltine Way
Greenlawn, NY 11740

All directors and officers      1,095,946                      50.50%
of PHAZAR CORP
as a group (Six Persons)

           (1) The persons named herein have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and subject to the Texas laws for personal holding companies, as applicable.

           (2) Based on total outstanding shares of 2,170,328 as of August 27, 2001.

           (3) Sinan Corp., wholly owned by Mr. Havener and his children, owns of record 397,390 of these shares representing 18.31% of the total outstanding shares. Mr. Havener as President of Sinan Corp. has sole voting and investment power with respect to all shares of common stock shown as beneficially owned by Sinan Corp.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Phazar Aerocorp Inc., the Company's 80% owned subsidiary, proposes to locate all of its operations in a new hangar facility at Meacham International Airport in Fort Worth, Texas. The new hangar facility is being constructed by a limited partnership of which Gary W. Havener, our President, CEO and principal shareholder, and Brian Perryman, Vice President and 20% owner of Phazar Aerocorp Inc., are the partners. Mr. Havener owns 80% of the limited partnership and Mr. Perryman owns 20%.


                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a) The following documents are filed as part of this report:

           1. Financial Statements.  The following consolidated financial
              --------------------
              statements of Antenna Products, Inc. and subsidiaries and independent auditors' reports are presented in Item 8:

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

           3. Exhibits.
              --------
              3.(i) Registrant's Articles of Incorporation, as amended, incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000 filed on February 20, 2004.

              3.(ii) Registrant's By Laws, incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000, filed on February 20, 2004.

              4.(ii) Loan Agreement between Antenna Products Corporation and
                     Texas Bank, dated September 30, 1991, incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000, filed on February 20, 2004.

              15.    Independent Auditor's Report dated July 31, 2001.

              21. A list of all subsidiaries of the Registrant, incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000 filed on February 20, 2004

              31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

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


Item 15.  Controls and Procedures.

As of May 31, 2001, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of May 31, 2001. There has not been any change in the Company's internal controls during the Company's last fiscal quarter that has materially affected or is reasonably likely to materially affect internal controls over financial reporting as of May 31, 2001.

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

Signature                    Title                            Date
---------                    -----                            ----

/s/ Clark D. Wraight
--------------------------   Principal Financial Officer      February 20, 2004
Clark D. Wraight             and Principal Accounting Officer
                             and Director

/s/ James Miles
--------------------------   Director                         February 20, 2004
James Miles


/s/ James Kenney
--------------------------   Director                         February 20, 2004
James Kenney


/s/ R. Allen Wahl
--------------------------   Director                         February 20, 2004
R. Allen Wahl

                                  EXHIBIT INDEX


Exhibit 3.(i) -   Registrant's Articles of Incorporation, as amended,
                  incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000 filed on February 20, 2004.

Exhibit 3.(ii) -  Registrant's By Laws, incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000, filed on February 20, 2004.

Exhibit 4.(ii) -  Loan Agreement between Antenna Products Corporation and Texas
                  Bank, dated September 30, 1991 incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000, filed on February 20, 2004.

Exhibit 15. -     Independent Auditor's Report dated July 31, 2001.

Exhibit 21. -     A list of all subsidiaries of the Registrant, incorporated by reference to the like numbered exhibit in the Registrant's
                  Annual Report on Form 10-KSB/A for the fiscal year ended May
                  31, 2000 filed on February 20, 2004

Exhibit 31.1 -    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                  Officer

Exhibit 31.2 -    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                  Officers

Exhibit 32.1 -    Section 1350 Certification