Form 10KSB/A
period 2002-05-31
PHAZAR CORP
filed 2004-02-20
CIK 724267

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

Backlog

The backlog of orders at Antenna Products Corporation was $3.4 million at year-end. This compares to $3.1 million in backlog at the end of fiscal year 2001. In July, the backlog was $3.3 million. Over 90%of this backlog will be delivered in the 2003 fiscal year.

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

Employees

As of August 1, 2002 Antenna Products Corporation employed a total of seventy-seven employees, seventy-one full time and six part time. Of the seventy-seven, ten are employed in administration and sales, ten in engineering and technical support, and fifty-seven in manufacturing. None of Antenna Products Corporation's employees are subject to collective bargaining agreements.

Phazar Aerocorp Inc. employed a total of thirty-seven full time employees as of August 1, 2002. Of the thirty-seven, eight are employed in administration and sales, three in avionics design and support, twenty in the shop areas, and six in the installation crew. None of Phazar Aerocorp Inc.'s employees are subject to collective bargaining agreements.

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

                           FISCAL YEAR ENDING MAY 31
                           -------------------------

                                     2002              2001
                                -------------      -------------
Net Sales                       $ 10,815,669       $ 15,060,237
Income (loss) from continuing
  operations                    $ (1,149,526)      $    162,175

Income per share from
  continuing operations         $      (0.53)      $        .08

Total Assets                    $  7,810,120       $  8,454,149

Long Term Debt                  $  2,511,058       $  2,851,385
Dividends                       $       0.00       $       0.00


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

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PHAZAR CORP consolidated financial statements for the fiscal year ended May 31, 2002.

                                 C O N T E N T S


                                                                       Page


CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets........................................13

     Consolidated Statements of Operations..............................15

     Consolidated Statements of Shareholders' Equity....................16

     Consolidated Statements of Cash Flows..............................17

     Notes to Consolidated Financial Statements.........................19

            PHAZAR CORP (fka ANTENNA PRODUCTS, INC.) AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              MAY 31, 2002 AND 2001

                                     ASSETS

                                                     2002          2001
                                                -------------  -------------
CURRENT ASSETS
  Cash and cash equivalents                     $    213,375   $    341,413
  Accounts receivable:
    Trade, net of allowance for doubtful
      accounts of $56,208 and $45,898 in
      2002 and 2001, respectively                    915,458      1,074,572
    United States Government                          62,512         88,620
Inventories                                        2,016,720      2,270,438
Costs and estimated earnings in excess of
   billings on refurbishing contracts in
   progress                                           19,627        370,454
  Prepaid expenses and other assets                   90,423         33,340
  Income taxes receivable                            479,282              -
  Deferred income taxes                              218,949        128,343
                                                ------------   ------------
  Total current assets                             4,016,346      4,307,180

Property and equipment, net                        2,073,682      2,165,288

Intangible Assets (Goodwill)                         461,969        498,440

Identifiable Intangible Assets                     1,258,123      1,483,241
                                                ------------   ------------
TOTAL ASSETS                                    $  7,810,120   $  8,454,149
                                                ============   ============



The Notes to Consolidated Financial Statements are an integral part of these statements.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                     2002          2001
                                                -------------  -------------
CURRENT LIABILITIES
  Notes payable                                    1,145,000        250,000
  Current portion of long-term debt
                                                     307,594        266,856
  Accounts payable
                                                     454,452        438,262
  Accrued expenses
                                                     503,958        418,919
  Billings in excess of costs and estimated
    earnings on refurbishing contracts in
    progress                                          42,593         52,907
  Income taxes payable
                                                           -        108,146
                                                ------------   ------------
   Total current liabilities                       2,453,597      1,535,090
                                                ------------   ------------
Long-term debt                                     1,711,058      2,051,385
Note payable to shareholder                          800,000        800,000
Deferred income taxes                                182,780        238,581
                                                ------------   ------------
   Total long-term liabilities                     2,693,838      3,089,966
                                                ------------   ------------
   Total liabilities                               5,147,435      4,625,056
                                                ------------   ------------

COMMITMENTS AND CONTINGENCIES                              -              -

MINORITY INTEREST IN SUBSIDIARY                            -         25,546

SHAREHOLDER'S EQUITY

Preferred stock, $1 par, 2,000,000
  shares authorized, none issued or
  outstanding in 2002 and 2001,
  attributes to be determined when
  issued                                                   -              -

Common stock, $0.01 par, 6,000,000
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

            PHAZAR CORP (fka ANTENNA PRODUCTS, INC.) AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        YEARS ENDED MAY 31, 2002 AND 2001



                                                    2002             2001
                                               --------------   --------------
Sales and contract revenues                      10,815,669       15,060,237
Cost of sales and contracts                       8,153,167       10,889,852
                                               ------------     ------------
   Gross Profit                                   2,662,502        4,170,385

Sales and administration expenses                 4,248,228        3,443,836
                                               ------------     ------------
   Operating Profit (Loss)                       (1,585,726)         726,549

Other income (expense)
     Interest expense                              (236,341)        (401,723)
     Interest income                                    575              333
     Gain on sale of assets                             361                -
     Other Income                                    32,224           10,607
                                               ------------     ------------
Total Other Expense                                (203,181)        (390,783)
                                               ------------     ------------
Income (loss) from operations before             (1,788,907)         335,766
                                               ------------     ------------
   income taxes and minority interest

Income tax provision (benefit)                     (613,835)         148,045
                                               ------------     ------------
   Income (loss) before minority interest        (1,175,072)         187,721

   Minority interest in Subsidiary's
    (income) loss                                    25,546          (25,546)
                                               ------------     ------------
Net Income (loss)                                (1,149,526)         162,175
                                               ============     ============
Earnings (loss) per common share                      (0.53)            0.08
                                               ============     ============




The Notes to Consolidated Financial Statements are an integral part of these statements.

            PHAZAR CORP (fka ANTENNA PRODUCTS, INC.) AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        YEARS ENDED MAY 31, 2002 AND 2001

                             Common Stock
                         ------------------- Additional
                          Number              Paid In    Retained
                         of Shares   Amount   Capital    Earnings      Total
                         --------- --------- ---------- ----------- -----------
BALANCE, MAY 31, 2000    2,135,728 $  21,358 $2,678,766 $  875,152  $ 3,575,276

 Issuance of common stock   33,600       336     65,760          -       66,096

 Net income                      -         -          -    162,175      162,175
                         --------- --------- ---------- ----------  -----------
BALANCE, MAY 31, 2001    2,169,328    21,694  2,744,526  1,037,327    3,803,547

 Issuance of common stock    5,500        54      8,610          -        8,664

 Net income                      -         -          - (1,149,526)  (1,149,526)
                         --------- --------- ---------- ----------  -----------
BALANCE, MAY 31, 2002    2,174,828 $  21,748 $2,753,136 $ (112,199) $ 2,662,685
                         ========= ========= ========== ==========  ===========




















The Notes to Consolidated Financial Statements are an integral part of these statements.

            PHAZAR CORP (fka ANTENNA PRODUCTS, INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        YEARS ENDED MAY 31, 2002 AND 2001

                                                       2002          2001
                                                 -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                              $ (1,149,526)  $    162,175

  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities

   Depreciation                                       336,409        340,136
   Amortization                                       261,589        267,669
   Stock based compensation                             8,664          6,096
   Gain (loss) on disposal of fixed assets               (361)             -
   Deferred federal income tax                       (146,407)      (107,573)
   Changes in assets and liabilities:
   Accounts receivable                                185,222        386,822
   Costs and estimated earnings in excess of
    billings on refurbishing contracts in
    progress                                          350,827        (77,293)
   Inventory                                          253,718        555,920
   Prepaid expenses                                   (57,083)        22,532
   Income taxes receivable                           (479,282)        30,000
   Accounts payable                                    16,190        (30,324)
   Accrued expenses                                    85,039         36,529
   Billings in excess of costs and estimated
    earnings on refurbishing contracts in
    progress                                          (10,314)      (267,782)
   Income taxes payable                              (108,146)       108,146
   Minority interest                                  (25,546)        25,546
                                                 ------------   ------------
     Net cash provided by operating activities       (479,007)     1,458,599
                                                 ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from disposal of fixed assets                3,000              -
  Purchase of property and equipment                 (247,442)       (69,800)
  Purchase of intangible assets                             -        (25,000)
                                                 ------------   ------------
     Net cash used in investing activities           (244,442)       (94,800)




The Notes to Consolidated Financial Statements are an integral part of these statements.

            PHAZAR CORP (fka ANTENNA PRODUCTS, INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        YEARS ENDED MAY 31, 2002 AND 2001
                                                       2002          2001
                                                 -------------- --------------
CASH FLOWS FROM FINANCING ACTIVIITES
 Net borrowings (payments) under bank
    lines of credit                                   895,000      (1,115,000)
  Principal payments on long-term debt               (299,589)       (244,734)
                                                 ------------   -------------
    Net cash (used in)
      provided by financing activities                595,411      (1,359,734)
                                                 ------------   -------------
    Net increase (decrease) in cash and
      cash equivalents                               (128,038)          4,065

CASH AND CASH EQUIVALENTS, beginning of year     $    341,413   $     337,348
                                                 ------------   -------------
CASH AND CASH EQUIVALENTS, end of year           $    213,375   $     341,413
                                                 ============   =============
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
  Cash paid during the period for:

   Interest (none capitalized)                   $    236,341   $     401,444
                                                 ============   =============
   Income taxes                                  $          0   $     100,000
                                                 ============   =============
SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES

 Stock based compensation                        $      8,664   $       6,096
                                                 ------------   -------------
 Issuance of common stock in
   exchange for non-compete agreements           $          -   $      60,000
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

     Following is a summary of segmented information for 2002:

                                                      Aircraft
                                          Antennas   Interiors    Total
                                          --------   ---------   --------
       Revenues from external
          customers-total               $6,768,258  $4,047,411  $10,815,669
       Foreign sales                       890,418           -      890,418
       Interest revenue                        575           -          575
       Interest expense                    142,894      93,447      236,341
       Depreciation and amortization       380,457     217,541      597,998
       Income tax provision (benefit)     (400,187)   (196,722)    (596,909)
       Segment profit (loss)              (771,734)   (384,375)  (1,156,109)
       Segment assets                    5,096,763   1,439,779    6,536,542
       Expenditures for segment assets      19,686     227,756      247,442

       RECONCILIATIONS:
        REVENUES
         Total revenues for reportable
               segments                                         $ 10,815,669
         Other revenue                                                     -
                                                                ------------
         Total consolidated revenues                            $ 10,815,669
                                                                ============
       PROFIT OR LOSS
         Total profit (loss) for reportable
           segments before income taxes                           (1,753,017)
         Other profit (loss)                                         (35,890)
                                                                ------------
         Profit (loss) before income taxes                      $ (1,788,907)
                                                                ============
       ASSETS
         Total assets for reportable segments                   $  6,536,542
         Other assets                                              1,273,578
                                                                ------------
                  Consolidated total                            $  7,810,120
                                                                ============

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

NOTE 5.   AIRCRAFT INTERIORS CONTRACTS IN PROGRESS

     Information with respect to aircraft interior contracts in progress at May 31 follows:

                                                     2002           2001
                                               --------------  --------------
     Cost incurred on contracts in progress    $  4,715,558    $  6,291,703
     Estimated earnings thereon                     734,090       1,504,170
                                               ------------    ------------
                                                  5,449,648       7,795,873

     Less billings applicable thereto             5,472,614       7,478,326
                                               ------------    ------------
     Net unbilled (overbilled) costs           $    (22,966)   $    317,547
                                               ============    ============

     These amounts are included in the accompanying balance sheet under the following captions:

                                                    2002            2001
                                               --------------  --------------
     Costs and estimated earnings in excess
      of billings on contracts in progress     $     19,627    $    370,454
     Billings in excess of costs and
      estimated earnings on contracts in
      progress                                      (42,593)        (52,907)
                                               ------------    ------------
     Net unbilled (overbilled) costs           $    (22,966)   $    317,547
                                               ============    ============

NOTE 6.   INVENTORIES

     The major components of inventories are as follows:

                                                    2002            2001
                                               --------------  --------------
         Raw materials                         $    810,611    $    360,284
         Work in process                            718,448       1,297,008
         Finished goods                             487,661         613,146
                                               ------------    ------------
                                               $  2,016,720    $  2,270,438
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

NOTE 7.   PROPERTY AND EQUIPMENT

     The following is a summary of the  Company's  property and equipment at May
     31:

                                        Estimated
                                       Useful Life       2002          2001
                                       -----------  ------------- -------------
       Land                                         $    375,136  $    375,136
       Buildings and improvements      15-30 years     1,931,829     1,873,217
       Machinery and equipment            10 years     3,457,706     3,280,719
       Automobiles and trucks              3 years       149,217       158,718
       Office furniture and fixtures      10 years       602,281       590,438
                                                    ------------  ------------
                                                       6,516,169     6,278,228
         Less accumulated depreciation                 4,442,487     4,112,940
                                                    ------------  ------------
         Net property and equipment                 $  2,073,682  $  2,165,288
                                                    ============  ============

NOTE 8.   INTANGIBLE ASSETS

     Included in intangible assets at May 31 are the following:

                                                       2002            2001
                                                 --------------   --------------
         Goodwill (Phazar Aerocorp Inc.)         $    547,069     $    547,069
         Drawings, wiring diagrams, test
          procedures, production records,
          etc. (Phazar Aerocorp Inc.)               1,222,000        1,222,000
         Non-compete agreement (Phazar
          Aerocorp Inc.)                               75,000           75,000
         Non-compete agreements (Phazar
          Antenna Corp.)                               60,000           60,000
         Patents, copyrights and other
          intellectual property (Phazar
          Antenna Corp.)                              389,593          389,593
                                                 ------------     ------------
                                                    2.293,662        2,293,662
         Accumulated amortization                    (573,570)        (311,981)
                                                 ------------     ------------
                                                 $  1,720,092     $  1,981,681
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

NOTE 10.   LONG-TERM DEBT

     At May 31, 2002 and 2001, long-term debt consists of the following:

                                                        2002          2001
                                                   -------------  ------------
         Mortgage note to a bank, guaranteed
         80% by a U.S. government agency,
         payable $10,050 per month, including
         interest at the prime rate (4.75%
         and 7% at May 31, 2002 and 2001,
         respectively) plus 0.5% (matures
         September 11, 2011); collateralized
         by certain real estate, fixtures and
         assignment of life insurance policy
         with a principal shareholder. The
         note is also guaranteed by a
         principal shareholder and the
         Company is required to maintain
         certain covenants including
         $1,000,000 in working capital and a
         ratio of maximum debt to net worth
         of seven to one. The Company was in
         compliance with these covenants at
         May 31, 2002 and 2001.                    $    755,028   $    809,848

         Note payable to a bank, payable in
         installments of $25,843 per month
         until maturity date of January 26,
         2007, when remaining balance is due,
         including interest at the prime rate
         (4.75% and 7% at May 31, 2002 and
         2001, respectively) plus 1%, secured
         by property and equipment. The note
         is also guaranteed by a principal
         shareholder.                              $  1,263,623   $  1,508,393


         Less current portion of long-term
         debt                                           307,594        266,856
                                                   ------------   ------------
                                                   $  1,711,057   $  2,051,385
                                                   ============   ============

         Note payable to a shareholder of the
         Company, interest only Payments due
         until June 2005 at the prime rate,
         (4.75% and 7% at May 31, 2002 and
         2001, respectively). Beginning June
         2005 interest and principal payments
         of $14,946 per month are due until
         maturity in May 2010. Interest
         charged to operations for the years
         ended May 31, 2002 and 2001 was
         $43,956 and $71,627, respectively.        $    800,000   $    800,000
                                                   ------------   ------------

     Maturities of long-term debt for each of the five years subsequent to May 31, 2002 are as follows (including $160,000 per year beginning in June 2005 for the shareholder note, although it is subordinated to the note payable to a bank):


         2003                             $    307,593
         2004                                  326,542
         2005                                  346,666
         2006                                  505,402
         2007                                  406,380
         Thereafter                            926,068
                                          ------------
                                          $  2,818,651
NOTE 11.   INCOME TAXES

     Components of the income tax provision (benefit) are as follows:

                                                            2002          2001
         Federal income taxes (benefit) at        -------------- -------------
          statutory rate on income  before
          income taxes                            $    (608,228) $    114,161

         State income taxes statutory rate                    -        17,471

         Non-deductible expenses and other               (5,607)       16,413
                                                  -------------  ------------
         Total provision (benefit)                $    (613,835) $    148,045
                                                  =============  ============

         Deferred portion (benefit) of
           provision                              $    (146,407) $   (107,573)
         Current portion (benefit) of
           provision                                   (467,428)      255,618
                                                  -------------  ------------
         Total provision (benefit)                $    (613,835) $    148,045
                                                  --===========  ============

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                      2002             2001
       Deferred tax assets:                    --------------   --------------
        Accounts receivable due to allowance
         for doubtful accounts                 $      29,366    $      15,605

        Inventories, due to estimated losses
          on contracts                                     -           34,000
        Accrued expenses, due to warranty
          accrual                                     23,961           48,456
        Accrued expenses, due to vacation
          accrual                                     46,014           30,282
        Accrued expenses due to bonus accrual         16,784                -
        Intangible assets, due to difference
          in amortization                              77,376          40,425
        Net operating loss carryforward               102,823               -
                                               --------------   -------------
        Total deferred tax assets                     296,324         168,768

        Deferred tax liabilities:

        Property and equipment, principally
          due to difference in depreciation          (260,155)       (279,006)
                                               --------------   -------------
         Total deferred tax liability                (260,155)       (279,006)
                                               --------------   -------------
         Net deferred tax asset (liability)    $       36,169   $    (110,238)
                                               ==============   =============

     The net deferred tax liabilities are classified on the balance sheet as follows:

         Current deferred tax assets           $      218,949   $     128,343
         Long-term deferred tax liabilities          (182,780)       (238,581)
                                               --------------   -------------
                                               $       36,169   $    (110,238)
                                               ==============   =============

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

     Operating Leases

         The Company leases a building and software under two noncancelable operating lease arrangements. Rent expense under these lease agreements during the years ended May 31, 2002 and 2001 was $75,605 and $45,505, respectively. Future minimum lease obligations under the lease agreement are as follows:

                  2003                                             $   77,265
                  2004                                                 67,537
                  2005                                                 29,264
                                                                   ----------
                                                                   $  174,066
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

     A summary of the status of the Company's stock option plans as of May 31, 2002 and 2001 and changes for the years then ended are as follows:

                                                              Weighted
                                                               Average
                                                              Exercise
                                                  Shares       Price
                                                 --------     --------
         Outstanding at May 31, 2000               60,000         2.00
            Granted                               428,000         2.18
            Exercised                                   -            -

            Forfeited                                   -            -
                                                 --------     --------
         Outstanding at May 31, 2001              488,000         2.16
                                                 --------     --------
            Granted                                     -            -
            Exercised                                   -            -
            Forfeited                               8,000         2.47
                                                 --------     --------
         Outstanding at May 31, 2002              480,000         2.15

                                                     2002         2001
                                               ----------  -----------
         Exercisable at May 31                    198,600       60,000
                                               ==========  ===========

         Weighted average fair value of
           options granted during the year     $        0  $      1.38
                                               ==========  ===========
         Weighted averaged remaining
           contractual life (in years) 2001           5.2          3.8
           and 2000 plans respectively


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                  Director
Name             Age  Principal Occupation                        Since
----             ---  --------------------                        -----
Gary W. Havener  61   President and Chief Executive Officer,
                      PHAZAR CORP; Sole Director Antenna
                      Products Corp., Phazar Aerocorp Inc.
                      and Thirco, Inc., subsidiaries of
                      PHAZAR CORP; President, Phazar
                      Aerocorp, Inc. Thirco, Inc. and Sinan
                      Corp.                                       January 1992

Clark D. Wraight 58   Vice President and Secretary, Treasurer,
                      PHAZAR CORP; President and General
                      Manager, Antenna Products Corp.; and
                      Vice President, Thirco, Inc.; Secretary,
                      Treasurer, Thirco, Inc., Phazar Aerocorp
                      Inc., and Phazar Antenna Corp.              October 1996

R. Allen Wahl    74   Independent Business Consultant and
                      Past President & COO of Valmont
                      Industries                                  October 1999


James Miles      59   Past Vice President and General Manager,
                      GTE Media Ventures; Past President,
                      Contel of California                        November 1999

James Kenney     61   Executive Vice President and Owner
                      San Jacinto Securities, Inc.                November 1999

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

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended May 31, 2002, all Section 16(a) filing requirements applicable to its officers, directors and ten-percent shareholders have been filed.

Item 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation paid during each of the last three fiscal years to the Chief Executive Officer of the Company.

                           SUMMARY COMPENSATION TABLE

Name and Principal Position                Annual Compensation
---------------------------                -------------------
President and CEO
-----------------          Fiscal Year                       Other Annual
                           Ended May 31 Salary ($) Bonus ($) Compensation ($)
                           ------------ ---------- --------- ----------------
Gary W. Havener            2002         $0         $0        $     4,072(1)
                                                             $         1(2)

Gary W. Havener            2001         $0         $0        $     3,016(1)
                                                             $    98,000(3)

William Poulin             2000         $51,923    $0        $     2,000(1)
10-12-99 thru 5-31-00                                        $    50,000(5)

Gary W. Havener            2000         $0         $0        $     2,000(1)
5-31-99 thru 10-11-99                                        $    32,667(4)

     (1)      PHAZAR CORP Director's Fee.
     (2)      2002 Antenna Products Corp. Director's Fee - $1 accrued
     (3)      2001 Antenna Products Corp. Directors' Fee - $98,000 paid
     (4)      2000 Antenna Products Corp. Director's Fee - $32,667 paid.
     (5)      PHAZAR CORP supplemental Director's Fee - $50,000 paid.

              Accrued amounts are paid in the following year.

Compensation for PHAZAR CORP Board members is set at $500 plus 200 shares of PHAZAR CORP common stock for each board meeting attended. A total of $2,500 and 1000 shares was paid each to Gary W. Havener, Clark D. Wraight, R. Allen Wahl and James Miles in the fiscal year ended May 31, 2002. $2,000 and 800 shares was paid to James Kenney and $500 and 200 shares was paid to Billy J. Perry in the fiscal year ended May 31, 2002.

         Compensation for PHAZAR CORP audit committee members is set at $250 plus 100 shares of PHAZAR CORP common stock for each audit committee meeting attended. $750 and 300 shares were paid each to James Miles and R. Allen Wahl and $250 plus 100 shares was paid to James Kenney in the fiscal year ended May 31, 2002.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                               SECURITY OWNERSHIP

         The following table set forth the beneficial ownership of the Company's Common Stock as of August 30, 2002, (a) by each director, (b) by the named executive officers, and (c) by all persons known to the Company to be the beneficial owners of more that 5% of the Company's Common Stock and (d) all directors and executive officers as a group.

Name and Address              Shares Owned Directly           Percent of
of Beneficial Owners (1)      and Indirectly                  Class (2)
------------------------      ---------------------           ---------
Gary W. Havener   (3)
Sinan Corp.                   930,936                         42.78%
P.O. Box 121697
Ft. Worth, TX 76121

R. Allen Wahl                  12,000                           .55%
13 Collinway Place
Dallas, TX 75230

Clark D. Wraight
Antenna Products Corporation  152,610                          7.01%
101 S.E. 25th Ave.
Mineral Wells, TX 76067


James Miles                     2,300                           .11%
420 Private Rd.
Pittsburg, TX 75686

James Kenney                    1,700                           .08%
5949 Sherry Lane, Suite 960
Dallas, TX 75225

Young Design, Inc.            267,793                         12.31%
8000 Lee Highway
Falls Church, VA 22042

All directors and officers  1,099,546                         50.53%
of PHAZAR CORP
as a group (Five Persons)

          (1) The persons named herein have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and subject to the Texas laws for personal holding companies, as applicable.

          (2) Based on total outstanding shares of 2,176,128 as of August 30, 2002.

          (3) Sinan Corp., wholly owned by Mr. Havener and his children, owns of record 397,390 of these shares representing 18.26% of the total outstanding shares. Mr. Havener as President of Sinan Corp. has sole voting and investment power with respect to all shares of common stock shown as beneficially owned by Sinan Corp.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Phazar Aerocorp Inc., the Company's 80% owned subsidiary moved in October to a new hanger facility at Meacham International Airport in Fort Worth, Texas.

          Phazar Aerocorp Inc. leased the new facility at Meacham International Airport from a limited partnership that is 80% owned by Gary W. Havener, Principal Executive Officer and Director of PHAZAR CORP and 20% owned by Brian Perryman, Vice President of Phazar Aerocorp Inc.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a) The following documents are filed as part of this report:

            1. Financial Statements. The following consolidated financial statements of PHAZAR CORP and subsidiaries and independent auditors' reports are presented in Item 8:

                  Consolidated Balance Sheets - May 31, 2002 and 2001

                  Consolidated Statements of Operations - Years Ended May 31, 2002 and 2001

                  Consolidated Statement of Shareholders' Equity - Years Ended May 31, 2002 and 2001

                  Consolidated Statements of Cash Flows - Years Ended May 31, 2002 and 2001

                  Notes To Consolidated Financial Statements

                  .Financial Statement Schedules.  Not applicable.
                  ------------------------------

                  All other schedules have been omitted because the required information is shown in the consolidated financials or notes thereto, or they are not applicable.

            3.    Exhibits.
                  ---------

            3.(i) Registrant's Articles of Incorporation, as amended,
                  incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000 filed on February 20, 2004.

            3.(ii)Registrant's By Laws, incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000, filed on February 20, 2004.

            4.(ii)Loan Agreement between Antenna Products Corporation and Texas
                  Bank, dated September 30, 1991, incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000, filed on February 20, 2004.

            15.   Independent Auditor's Report dated August 2, 2002.

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

            31.2  Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                  Officer

            32.1  Section 1350 Certification

        (b) Reports on Form 8-K.

                           None

Item 14.  Controls and Procedures.

As of May 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of May 31, 2002. There has not been any change in the Company's internal controls during the Company's last fiscal quarter that has materially affected or is reasonably likely to materially affect internal controls over financial reporting as of May 31, 2002.

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


Signature                    Title                            Date
---------                    -----                            ----


/s/ Clark D. Wraight
---------------------------- Principal Financial Officer      February 20, 2004
Clark D. Wraight             and Principal Accounting Officer
                             and Director


/s/ James Miles
---------------------------- Director                         February 20, 2004
James Miles



/s/ James Kenney
---------------------------- Director                         February 20, 2004
James Kenney



/s/ R. Allen Wahl
---------------------------- Director                         February 20, 2004
R. Allen Wahl

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

Exhibit 15. -     Independent Auditor's Report dated August 2, 2002.

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