Form 10KSB/A
period 2003-05-31
PHAZAR CORP
filed 2004-02-20
CIK 724267

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

None

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

The majority of Antenna Products Corporation's revenues come from fixed-price contracts, secured through a bidding process, for particular, custom ordered antenna production systems that Antenna Products Corporation builds according to the specifications of the customer. Except for inventory of standard products including small antennas, accessories and some towers in the amount of $339,376 at May 31, 2003, Antenna Products Corporation does not build and inventory equipment for future off the shelf sales. The sales volume for a particular antenna or antenna system is, therefore, a function of the fixed price contracts for build to order antennas or systems awarded to Antenna Products Corporation. However, a general product sales breakdown for fiscal year ended May 31, 2003 and the fiscal year ended May 31, 2002, as a percentage of total sales are, as follows:

                                    For fiscal year          For fiscal year
                                    ended May 31, 2003       ended May 31, 2002
                                    ------------------       ------------------
Antenna Sales                                7%                      31%

Shipboard Equipment Sales                   19%                       4%

Instrument Landing System Sales             19%                      18%

Collinear Antenna Sales                     14%                       9%

Tower Sales                                  6%                       3%

Mast Sales                                   2%                       1%

Standard Product Sales                       5%                       3%

Spares and Accessories Sales                18%                      17%

Commercial Antenna Sales                    10%                      14%

BAE Systems ATI Sales                        0%                       0%

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

Antenna Products Corporation, including it predecessors, have been building antennas and related structures and systems for over 30 years. We believe that Antenna Products Corporation enjoys a reputation for building quality products at a competitive price, because we continue to be asked to bid for new work.

Because of our size and lack of significant liquid assets we are at a competitive disadvantage to larger companies that have greater resources to be able to bid a job at lower margins. In terms of gross assets, sales and number of employees, Antenna Products Corporation is a relatively small company compared to the companies with which we compete.

On the other hand, our customers know us, know our personnel and can rely on us to build the antennas or towers or masts, etc. according to their specifications. We, therefore, compete on the basis of our reputation and history of building quality products at reasonable prices.

As discussed above, Antenna Products Corporation is primarily a build to order company and most manufacturing requirements are established on a contract basis. For this reason, the majority of the inventory is work in process. Approximately 20% of total inventory, $339,376 is currently maintained in stock for delivery to customers. Some raw materials are also inventoried to support customer delivery schedules. Antenna Products Corporation performs work for the United States Government primarily under fixed-price prime contracts and subcontracts. Under fixed-price contracts, Antenna Products Corporation realizes any benefit or detriment occasioned by lower or higher costs of performance.

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

Antenna Products Corporation does not depend on any license, patent or trademark, other that its good name, to secure business. While Antenna Products Corporation does hold certain patents, they are not material to its business.

While Antenna Products Corporation complies with all environmental laws, the costs and effects of compliance are not material to its operations.

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

On June 16, 2003 the name of Phazar Aerocorp Inc. was changed to Tumche Corp. Tumche Corp is a wholly owned subsidiary of PHAZAR CORP. It has no sales or operations.

Phazar Antenna Corp.

Phazar Antenna Corp. is a wholly owned Subsidiary of PHAZAR CORP. It was formed as a Delaware Corporation and activated on June 1, 2000. Phazar Antenna Corp. operates as a marketing, research and development unit. Phazar Antenna Corp.'s address is 101 S.E. 25th Avenue, Mineral Wells, Texas 76067. The telephone number is (940) 325-3301.

Phazar Antenna Corp. provides a complete line of commercial wireless fixed and mobile antennas for ISM (instrument scientific medical), wireless Internet, wireless LAN, wireless local loop, fixed GPS, MMDS (fixed wireless) and embedded Bluetooth market applications. This product line complements Antenna Products Corporations existing product lines of cellular, PCS, paging, ISM and AMR (automatic meter reading) omni-directional and sector wireless antennas. Phazar Antenna Corp. sales for the twelve months ended May 31, 2003 amounted to approximately 5% of total sales. We expect that for fiscal year ended May 31, 2004 this percentage will be approximately 3%. The Phazar Antenna Corp.
commercial wireless product lines are manufactured at Antenna Products Corporation's plant in Mineral Wells, Texas.

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

Employees

As of August 1, 2003 Antenna Products Corporation and Phazar Antenna Corp. combined employed a total of eighty-six employees, eighty full time and six part time. Of the eighty-six, twelve are employed in administration and sales, ten in engineering and technical support, and sixty-four in manufacturing. None of Antenna Products Corporation and Phazar Antenna Corp.'s employees are subject to collective bargaining agreements.

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

                           FISCAL YEAR ENDING MAY 31
                           -------------------------
                                                     2003               2002
                                                 -----------        -----------
Net Sales                                        $ 7,414,397        $ 6,768,258
Income (loss) from continuing Operations         $   251,038        $  (790,697)

Income per share from continuing operations      $      0.12        $     (0.36)


Total Assets                                     $ 4,718,754        $ 7,810,120

Long Term Debt                                   $   631,719        $ 1,495,526

Dividends                                        $      0.00        $      0.00

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

Overview

PHAZAR CORP operates as a holding company with Antenna Products Corporation, Phazar Antenna Corp., Tumche Corp. and Thirco, Inc. as its wholly owned subsidiaries. Antenna Products Corporation and Phazar Antenna Corp. are operating subsidiaries with Thirco, Inc. serving as an equipment leasing company to PHAZAR CORP's operating units. Tumche Corp. has no sales or operations. Antenna Products Corporation designs, manufactures and markets antenna systems, towers and communication accessories worldwide. The United States government, military and civil agencies and prime contractors are Antenna Products Corporation's principal customers. Phazar Antenna Corp. designs and markets fixed and mobile antennas for commercial wireless applications that include cellular, PCS, ISM (instrument scientific medical), AMR (automatic meter reading), wireless internet, and wireless local area network.

PHAZAR CORP is primarily a build to order company. As such, most United States government and commercial orders are negotiated firm fixed-price contracts. PHAZAR CORP's sales to major customers at May 31, 2003 as a percentage of total sales were United States government 21 percent, Thales ATM, Inc. (a prime contractor to the Federal Aviation Administration for Instrument Landing Systems) 16 percent and Titan Industries (a prime contractor to the United States Navy) 15 percent.

PHAZAR CORP sold the assets and business of Phazar Aerocorp Inc. on May 31, 2003. Phazar Aerocorp Inc. was an 80 percent owned subsidiary of PHAZAR CORP that operated in the aircraft interior refurbishing market. Phaero LLC purchased the assets except for deferred tax asset for net operating losses of Phazar Aerocorp Inc. including the name Phazar Aerocorp and assumed the liabilities, including all indebtedness and lease obligations of Phazar Aerocorp Inc. except intercompany debt. Phaero LLC also assumed PHAZAR CORP'S subsidiary, Antenna Products Corporation's $800,000 indebtedness to Sinan Corp. as a condition of the sale. The result of the sale of the assets and business of Phazar Aerocorp Inc. is identified in the consolidated financials and related notes in Item 7 as discontinued operations of the aircraft interiors segment.

Critical Accounting Policies

The preparation of PHAZAR CORP's consolidated financial statements in accordance with accounting principles and practices generally accepted in the United States of America requires PHAZAR CORP to make estimates and assumptions that affect: the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting periods. PHAZAR CORP is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from PHAZAR CORP's estimates. The most significant areas involving PHAZAR CORP's judgments and estimates are described below.

Inventory Valuation

Inventory is stated at the lower of cost or market, net of any applicable progress payments, with cost being determined on a first-in, first-out basis. Provisions are made to reduce excess or obsolete inventory to its estimated net realizable value. The process for evaluating the value of excess and obsolete inventory often requires PHAZAR CORP to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may necessitate future adjustments to these provisions.

Accounts Receivable Valuation

PHAZAR CORP maintains an allowance for doubtful accounts for estimated losses resulting from the inability of PHAZAR CORP's customers to make required payments. If the financial condition of PHAZAR CORP's customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required.

Revenue from short-term contracts calling for delivery of products is recognized as the product is shipped. Revenue and costs under certain long-term fixed price contracts with the U.S. Government are recognized on the units of delivery method. This method recognizes as revenue the contract price of units of the product delivered during each period and the costs allocable to the delivered units as the cost of earned revenue. Costs allocable to undelivered units are reported in the balance sheet as inventory. Amounts in excess of agreed upon contract price for customer directed changes, constructive changes, customer delays or other causes of additional contract costs are recognized in contract value if it is probable that a claim for such amounts will result in additional revenue and the amounts can be reasonable estimated. Revisions in cost and profit estimates are reflected in the period in which the facts requiring the revision become known and are estimable. Losses on contracts are recorded when identified.

Income Taxes

PHAZAR CORP accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109) which utilizes the asset and liability method of computing deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of PHAZAR CORP's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The current and deferred tax provision is allocated among members of the consolidated group of the separate income tax return basis.

Results of Operations

Year ended May 31, 2003 ("2003") Compared with Year Ended May 31, 2002 ("2002") PHAZAR CORP experienced improved sales in the third and fourth quarter of fiscal year 2003, resulting in overall sales of $7.4 million in 2003. This is $600 thousand or 9% more than the $6.8 million in sales in 2002. The increase in sales in 2003 is attributed to an increase in U.S. Government spending for shipboard equipment supplied to the U.S. Navy. Sales of these products may or may not continue to improve in fiscal year 2004.

Orders increased in both military and commercial markets from a total of $7.2 million in 2002 to $12.5 million in 2003. This resulted in an ending backlog of firm orders at May 31, 2003 of $8.2 million, up significantly from the prior year-end backlog of $3.4 million. The year-end backlog includes a $6.2 million contract awarded to Antenna Products Corporation on April 17, 2003 from BAE Systems ATI. The contract is for the production of 132 high power, high-frequency crossed dipole antennas plus 132 sixty foot tall antenna support structures and the ground screen items that are used as above ground reflectors for the antennas. This equipment is for the high frequency active auroral research program (HAARP) ionospheric research site near Gokona, Alaska. The site is owned by the Department of Defense and is managed by the U.S. Navy Office of Naval Research. BAE Systems is the prime contractor responsible for the construction and operation of the research facility. Production of the equipment is scheduled to start in the first quarter of fiscal year 2004. The firm fixed-price contract has a scheduled completion date of July 31, 2004 and includes milestone payments during the life of the contract as shown below:

         Milestone Date                   Schedule Amount

         April 18, 2003                     $    500,000
         April 30, 2003                     $  1,500,000
         September 30, 2003                 $  1,000,000
         December 30, 2003                  $  1,000,000
         April 30, 2004                     $    500,000
         June 30, 2004                      $    500,000
         July 31, 2004                      $    227,008

When a milestone payment is received, it is recorded on the balance sheet under current assets as cash and under current liabilities as deferred revenue: BAE Systems ATI. PHAZAR CORP totals material costs, labor cost, overhead costs and profit on the contract work orders monthly and recognizes this amount as revenue at the end of the month. The amount recognized as revenue on the contract is applied against the deferred revenue, reducing the deferred revenue balance. As of May 31, 2003 approximately $100 thousand has been recognized as revenue on this contract in fiscal year 2003. This contract is on schedule and it is anticipated that approximately $5 million will be recognized as revenue on this contract in fiscal year 2004. The balance of the contract value, approximately $1 million, will be recognized as revenue in the first quarter of fiscal year 2005.

United States Government contracts contain a provision that they may be terminated at any time for the convenience of the Government. This provision is included in the BAE Systems ATI production contract. In such event, the contractor is entitled to recover allowable costs plus any profits earned to the date of termination. The possibility that Government priorities could change, causing a delay or cancellation of this contract and any potential follow-on work, makes it impossible to accurately predict whether revenues will increase or decrease in the upcoming year.

Cost of sales and contracts for the continuing operations and gross profit for fiscal year 2003 were $4.59 million and $2.83 million, respectively. For the same period in 2002, cost of sales and contracts for the continuing operations and gross profit were $4.52 million and $2.25 million, respectively. The gross profit margin for the continuing operations for fiscal year 2003 was 38% compared to 33% in 2002. The increase in gross margin is due to the mix of products sold in 2003 and is expected to return closer to the 2002 level in 2004. Sales and Administration expenses were $2.38 million in 2003 compared to $3.43 million in 2002. When expressed as a ratio to sales, sales and administration expenses were 32% of sales in 2003 compared to 51% in 2002. PHAZAR CORP decreased sales and administration expenses by closing the Phazar Antenna Corp. offices in Ronkonkoma, New York on May 31, 2002 and moving the reduced staff to the facilities of Antenna Products Corporation in Mineral Wells, Texas. This resulted in operating margins of 6% in 2003 compared to

(17.5%) in 2002. Bid and proposal activities and discretionary product development spending totaled $215, 338, or 2.9% of sales in 2003. This compares to $301,141 or 4.5% of sales in 2002. The decrease in discretionary product development is attributed to Phazar Antenna Corp.'s move to Texas and the ability to share engineering personnel with Antenna Products Corporation. Interest expense for the continuing operations decreased from $106,921 in 2002 to $101,866 in 2003 due to the reduction in the prime interest rate during this time period.

Income from continuing operations before income taxes was $389,837 in 2003 compared to a pre-tax loss of $1,207,810 in 2002. The return to profitability in 2003 is the result of the reorganization and relocation of Phazar Antenna Corp. in the first quarter of 2003 and the increase in sales in 2003.

The result of the sale of the assets and business of Phazar Aerocorp Inc. on May 31, 2003 is identified in the consolidated financials as discontinued operations of the aircraft interiors segment. The net loss from operations of the discontinued aircraft interiors segment in 2003 was $705, 882. This compares to a net loss from operations of the discontinued aircraft interiors segment of $384,375 in 2002. The net income as a result of the sale of the aircraft interiors segment in 2003 was $322,675. See the related note 2 of the consolidated financial statements in Item 7.


Product Warranties

PHAZAR CORP's management estimates accrued warranty expense based on warranty work received but not performed and on analysis of historical trends including actual expense as a percent of sales.

Changes in accrued warranty liability for the years ended May 31, are as follows:

                                               2003              2002
                                            ---------         ---------
Beginning balance                           $ 30,000          $ 30,000
Cost incurred for rework                     (31,092)          (27,389)
Accrual for current year estimate             30,000            30,000
Change in accrued estimate                     1,092            (2,611)
                                            ---------         ---------
Ending balance                              $ 30,000          $ 30,000

Liquidity and Capital Resources

Funds generated from operations are the major internal sources of liquidity and are supplemented by funds derived from capital markets, principally bank facilities. PHAZAR CORP has a $2.0 million revolving demand line of credit with a bank that is partially guaranteed by a principal shareholder. The credit line is regulated under a borrowing base formula using inventories and accounts receivable as collateral. The interest rate is established as one percentage point over Wall Street prime and is subject to a loan agreement with restrictive covenants. The most restrictive financial covenant requires PHAZAR CORP to maintain $2.0 million in tangible net worth and Antenna Products Corporation to maintain $1.0 million of working capital. At May 31, 2003 PHAZAR CORP had a tangible net worth of $2.5 million and Antenna Products had working capital of $1.0 million. As of May 31, 2003 Antenna Products Corporation had drawn $20 thousand of the $2.0 million line of credit with $1.58 million of the borrowing base available and unused. The revolving credit line agreement is renewable in September 2003. The BAE Systems ATI contract milestone payments schedule was designed to provide Antenna Products Corporation with the cash to complete the contract without drawing on the Company's line of credit. As of May 31, 2003, Antenna Products Corporation has not received any milestone payments. With customer funding in place on this contract, PHAZAR CORP believes that its cash and the credit available at May 31, 2003 is sufficient to fund the Company's operations for at least 12 months.

Management of the operating subsidiaries evaluate the facilities and review equipment requirements for existing and projected contracts on a regular basis. An annual capital plan is generated by management and submitted to the Board of Directors for review and approval. In fiscal year 2003 capital expenditures for new and replacement equipment totaled approximately $62,000. The Company anticipates that the existing facilities and equipment are adequate to handle the projected business in fiscal year 2004 and intends to limit the 2004 capital program to less than $250,000 for improvements and new equipment.

At May 31, 2003 PHAZAR CORP had cash and cash equivalents of $190,988.

The increase in accounts receivable to $984,556 at May 31, 2003 from $773,487 at May 31, 2002 reflects the increase in sales at year end of commercial wireless antennas and antennas to the United States Government. The decrease in accounts payable and accrued expenses to $453,926 at May 31, 2003 from $564,452 at May 31, 2002 reflects PHAZAR CORP's efforts to reduce inventories at May 31, 2003. As a result of these efforts, Inventories decreased to $1,690,716 at May 31, 2003 from $2,016,720 at May 31, 2002.

Cash provided by the continuing operating activities in the year ended May 31, 2003 was $251,038 compared to cash used in continuing operations of $790,697 for the same period in 2002. PHAZAR CORP closed the Phazar Antenna Corp. offices in Ronkonkoma, New York on May 31, 2002 and this resulted in a reduction of sales and administration expenses of approximately $1.0 million in 2003. PHAZAR CORP sold Phazar Aerocorp Inc. (the aircraft interiors segment) on May 31, 2003. The resulted in the net cash provided by operating activities in the year ended May 31, 2003 of $233,186 compared to net cash used in operating activities of $931,267 for the same period in 2002.

Cash used in investing activities in the year ended May 31, 2003 was $59,498 compared to cash used in investing activities of $19,686 for the same period in 2002. In the years ended May 31, 2003 and 2002, these amounts related primarily to capital expenditures for production machinery and test equipment. Cash used in financing activities in the year ended May 31, 2003 was $184,506 compared to cash provided by financing activities of $840,217 for the same period in 2002. The financing activities for the year ended May 31, 2003 consisted primarily of payments on the revolving demand line of credit with a bank and principal payments on long term debt. The financing activities for the year ended May 31, 2002 consisted primarily of borrowings on the revolving demand line of credit with a bank and principal payments on long term debt. PHAZAR CORP closed Phazar Antenna Corp.'s offices in New York on May 31, 2002 and reorganized and relocated Phazar Antenna Corp. in Texas in the first quarter of 2003 and increased sales in 2003 to accomplish this change in financing activities from borrowing in 2002 to payments in 2003.

Antenna Products Corporation has a long-term bank note for $1.2 million collateralized by the Antenna Products Corporation plant, property, and equipment. The balance as of November 30, 2003 is $664 thousand with payments amortized over 20 years ending in 2011. The interest is variable at one half point over prime interest rate with the note supported by an FmHA guarantee under the federal guidelines of a rural business industry loan. The note is guaranteed by a principal shareholder.

Item 7.  Financial Statements.

PHAZAR CORP consolidated financial statements for the fiscal year ended May 31, 2003.




                                 C O N T E N T S



                                                                       Page
CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets.........................................16

     Consolidated Statements of Operations...............................18

     Consolidated Statements of Shareholders' Equity.....................19

     Consolidated Statements of Cash Flows...............................20

     Notes to Consolidated Financial Statements..........................22

                          PHAZAR CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              MAY 31, 2003 AND 2002

                                     ASSETS
                                                        2003            2002
                                                   ------------    ------------
CURRENT ASSETS
  Cash and cash equivalents                        $    190,988    $    201,806
  Accounts receivable:
     Trade, net of allowance for doubtful
        accounts of $7,021 in 2003 and 2002             808,708         710,975
     United States Government                           175,848          62,512
Inventories                                           1,690,716       2,016,720
Prepaid expenses and other assets                        68,314          83,535
Income taxes receivable                                   2,000         479,282
Deferred income taxes                                    71,207         142,957
                                                   ------------    ------------
  Total current assets                                3,007,781       3,697,787

Property and equipment, net                           1,509,782       1,737,517

Identifiable Intangible Assets                          185,030         281,256

Deferred income taxes                                    16,161            --

Assets of discontinued operations                          --         2,093,560
                                                   ------------    ------------
TOTAL ASSETS                                       $  4,718,754    $  7,810,120
                                                   ------------    ------------











The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              MAY 31, 2003 AND 2002

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                        2003            2002
                                                   ------------    ------------
CURRENT LIABILITIES
  Notes payable                                   $  1,020,000     $  1,145,000
  Current portion of long-term debt                     63,804           59,503
  Accounts payable                                      67,402          239,668
  Accrued expenses                                     386,524          324,784
  Income tax payable                                     6,314             --
                                                  ------------     ------------
    Total current liabilities                        1,544,044        1,768,955
                                                  ------------     ------------
Long-term debt                                         631,719          695,526

Note payable to shareholder                               --            800,000

Deferred income taxes                                     --            186,529
                                                  ------------     ------------
    Total long-term liabilities                        631,719        1,682,055
                                                  ------------     ------------
Liabilities of discontinued operations                    --          1,696,425

    Total liabilities                                2,175,763        5,147,435
                                                  ------------     ------------
COMMITMENTS AND CONTINGENCIES                             --               --

MINORITY INTEREST IN SUBSIDIARY                           --               --

SHAREHOLDER'S EQUITY

Preferred stock, $1 par, 2,000,000
    shares authorized, none issued or
    outstanding, attributes to be
    determined when issued                                --               --

Common stock, $0.01 par, 6,000,000
    shares authorized 2,182,028 and
    2,174,828 issued and outstanding                    21,820           21,748

Additional paid in capital                           2,765,539        2,753,136
Retained earnings                                     (244,368)        (112,199)
                                                  ------------     ------------
    Total shareholders' equity                       2,542,991        2,662,685

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $  4,718,754     $  7,810,120
                                                  ============     ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        YEARS ENDED MAY 31, 2003 AND 2002

                                                        2003            2002
                                                   ------------    ------------
Sales and contract revenues                        $  7,414,397       6,768,258
Cost of sales and contracts                           4,585,467       4,519,951
                                                   ------------    ------------
   Gross Profit                                       2,828,930       2,248,307

Sales and administration expenses                     2,381,850       3,432,036
                                                   ------------    ------------
   Operating Profit (Loss)                              447,080      (1,183,729)

Other income (expense)
     Interest expense                                  (101,866)       (106,921)
     Interest income                                        499             575
     Other Income                                        44,124          82,265
                                                   ------------    ------------
Total Other Expense                                     (57,243)        (24,081)
                                                   ------------    ------------
Income (loss) from continuing operations
     before income taxes                                389,837      (1,207,810)

Income tax provision (benefit)                          138,799        (417,113)
                                                   ------------    ------------
     Income (loss) from continuing operations           251,038        (790,697)

Discontinued operations
     Loss from operations of discontinued
          Aircraft Interiors segment, net of
          $363,636 and $196,722 tax benefit            (705,882)       (384,375)
     Gain on disposal of Aircraft Interiors
          segment, net of $100,212 on tax
          provision                                     322,675            --

     Minority interest in Subsidiary's loss                --            25,546
                                                   ------------    ------------
Net (loss)                                             (132,169)     (1,149,526)
                                                   ============    ============
Earnings (loss) per common share
     Continuing operations                                 0.12           (0.36)
     Discontinued operations                              (0.18)          (0.17)
                                                   ------------    ------------
     Net earnings per common share                 $      (0.06)          (0.53)
                                                   ============    ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        YEARS ENDED MAY 31, 2003 AND 2002


                               Common Stock
                           ------------------ Additional
                             Number            Paid In    Retained
                           of Shares  Amount   Capital    Earnings     Total
                           --------- -------- ---------- ----------  ----------
BALANCE, MAY 31, 2001      2,169,328  $21,694  2,744,526 $1,037,327  $3,803,547

  Issuance of common stock     5,500       54      8,610          -       8,664
  Net income                       -        -          - (1,149,526) (1,149,526)

                           --------- -------- ---------- ----------  ----------
BALANCE, MAY 31, 2002      2,174,828   21,748  2,753,136   (112,199)  2,662,685

  Issuance of common stock     7,200       72     12,403          -      12,475
  Net income                       -        -          -   (132,169)   (132,169)
                           --------- -------- ---------- ----------  ----------
BALANCE, MAY 31, 2003      2,182,028  $21,820 $2,765,539  ($244,368) $2,542,991
                           ========= ======== ========== ==========  ==========




















The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        YEARS ENDED MAY 31, 2003 AND 2002

                                                        2003            2002
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                $   (132,169)   $ (1,149,526)

  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities

   Depreciation                                         281,841         292,539
   Amortization                                          96,226          87,918
   Stock based compensation                              12,475           8,664
   Loss on disposal of fixed assets                       5,392            --
   Gain on disposal of subsidiary net assets           (422,887)           --
   Deferred federal income tax                         (130,940)       (127,450)
   Changes in assets and liabilities:
   Accounts receivable                                 (211,069)        167,347
   Inventory                                            326,004         253,718
   Prepaid expenses                                      15,221         (52,627)
   Income taxes receivable                              477,282        (587,428)
   Accounts payable                                    (172,266)         (6,030)
   Accrued expenses                                      61,740          95,502
   Income taxes payable                                   6,314            --
   Minority interest                                       --           (25,546)
                                                   ------------    ------------
     Net cash provided by (used in)
     continuing operations                              213,164      (1,042,919)

     Net cash provided by discontinued operations        20,022         111,652
                                                   ------------    ------------
     Net cash provided by (used in)
     operating activities                               233,186        (931,267)
                                                   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from disposal of fixed assets                  2,500            --
  Purchase of property and equipment                    (61,998)        (19,686)
                                                   ------------    ------------
     Net cash used in investing activities              (59,498)        (19,686)



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

     The Company sold the assets and business of Phazar Aerocorp Inc. to Phaero LLC, a new corporation that was formed by Gary Havener, principal shareholder and President of PHAZAR CORP and Brian Perryman, General Manager of Phazar Aerocorp Inc. Phaero LLC purchased the assets except for deferred tax asset for net operating losses of Phazar Aerocorp Inc. including the name Phazar Aerocorp and assumed the liabilities, including all indebtedness and lease obligations of Phazar Aerocorp Inc. except the intercompany debt. Phaero LLC also assumed PHAZAR CORP's subsidiary, Antenna Products Corporation's $800,000 indebtedness to Sinan corp. as a condition of the sale. The sale was effective May 31, 2003 and total consideration received was $2,488,119. Condensed balance sheets and income statements for the discontinued operations are as follows:

                                                   2003          2002
                                              ------------  ------------
       Current assets                         $    357,253  $    242,567
       Deferred income taxes                        75,992        75,992
       Property and equipment, net                 326,602       336,165
       Identifiable intangible assets              839,667       976,867
       Intangible assets (goodwill)                461,969       461,969
                                              ------------  ------------
           Total Assets                       $  2,061,483  $  2,093,560
                                              ============  ============
       Current liabilities                         698,900       684,643
       Long-term debt                              989,219     1,015,531
       Note payable to shareholder                 800,000             -
       Deferred taxes on non-current                (3,749)       (3,749)
       Shareholders' equity                       (422,887)      397,135
                                              ------------  ------------
       Total liabilities and shareholder's
             equity                           $  2,061,483  $  2,093,560
                                              ============  ============

                                                   2003          2002
                                              ------------- -------------
       Sales and contract revenues            $  3,159,731  $   4,047,411
       Cost of sales and contract revenues       3,310,261      3,633,216
       Sales and administrative expenses           771,763        816,192
       Other income (expense)                     (147,225)      (179,100)
                                              ------------  -------------
       Income (loss) before taxes               (1,069,518)      (581,097)
                                              ------------  -------------
       Income tax benefit                          363,636        196,722
       Minority interest                                 -              -

       Net (loss)                             $   (705,882) $    (384,375)
                                              ============  =============

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

NOTE 4.   INVENTORIES

     The major components of inventories are as follows:

                                                      2003               2002
                                                  ----------         ----------
         Raw materials                            $  791,375         $  810,611
         Work in process                             559,965            718,448
         Finished goods                              339,376            487,661
                                                  ----------         ----------
                                                  $1,690,716         $2,016,720
                                                  ==========         ==========

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


NOTE 5.   PROPERTY AND EQUIPMENT

     The following is a summary of the  Company's  property and equipment at May
     31:

                                      Estimated
                                      Useful Life          2003         2002
                                      -----------       ----------   ----------
      Land                                              $  375,136   $  375,136
      Buildings and improvements      15-30 years        1,873,217    1,873,217
      Machinery and equipment         10 years           3,187,501    3,156,198
      Automobiles and equipment       3 years              106,898      104,828
      Office furniture and fixtures   10 years             590,438      590,438
                                                        ----------   ----------
      Less accumulated depreciation                      6,133,190    6,099,817
      Net property and equipment                         4,623,408    4,362,300
                                                        ----------   ----------
                                                        $1,509,782   $1,737,517
                                                        ==========   ==========

NOTE 6.   INTANGIBLE ASSETS
                                                              2003         2002
                                                         ---------    ---------
     Included in intangible assets at May 31
     are the following:

         Noncompete agreements (Phazar Antenna Corp.) $ 60,000 $ 60,000 Patents, copyrights and other
            intellectual property (Phazar Antenna Corp.)   389,593      389,593
                                                         ---------    ---------
                                                           449,593      449,593

               Accumulated amortization                   (264,563)    (168,337)
                                                         ---------    ---------
                                                         $ 185,030    $ 281,256
                                                         =========    =========

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

NOTE 8.   LONG-TERM DEBT

     At May 31, 2003 and 2002, long-term debt consists of the following:

                                                    2003         2002
                                                 ----------  ----------
       Mortgage note to a bank, guaranteed
       80% by a U.S. government agency,
       payable $10,050 per month, including
       interest at the prime rate (4.25% and
       4.75% at May 31, 2003 and 2002,
       respectively) plus 0.5% (matures
       September 11, 2011); collateralized by
       certain real estate, fixtures and
       assignment of life insurance policy
       with a principal shareholder. The note
       is also guaranteed by a principal
       shareholder and the Company is
       required to maintain certain covenants
       including $1,000,000 in working
       capital and a ratio of maximum debt to
       net worth of seven to one. The Company
       was in compliance with these covenants
       at May 31, 2003 and 2002.                 $  695,523  $  755,029

      Less current portion of long-term debt         63,804      59,503
                                                 ----------  ----------
                                                 $  631,719  $  695,526

     Maturities of long-term debt for each of the five years subsequent to May 31, 2003 are as follows:

      2004                                                     $ 63,804
      2005                                                       68,416
      2006                                                       73,362
      2007                                                       78,665
      2008                                                       84,352
      Thereafter                                                326,924
                                                               --------
                                                               $695,523

NOTE 9.   INCOME TAXES

     Components of the income tax provision (benefit) are as follows:
                                                       2003          2002
                                                   -----------   -----------
       Federal income taxes (benefit) at statutory
        rate on income before  income taxes        $   132,544   $  (412,506)

      State income taxes statutory rate                  6,315             -

      Non-deductible expenses and other                    (60)       (5,607)
                                                   -----------   -----------
      Total provision (benefit)                    $   138,799   $  (417,113)

      Deferred portion (benefit) of provision      $   132,484   $  (308,170)
      Current portion (benefit) of provision             6,315      (108,943)

      Total provision (benefit                     $   138,799   $  (417,113)
                                                   ===========   ===========

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:
                                                       2003          2002
                                                   -----------   -----------
      Deferred tax assets:
        Accounts receivable due to allowance
        for doubtful accounts                      $     2,388   $     2,388
        Accrued expenses, due to warranty accrual       10,200        10,200
        Accrued expenses, due to vacation accrual       25,299        27,546
        Accrued expenses due to bonus accrual           33,320             -
        Intangible assets, due to difference in
        amortization                                    55,929        37,127
        Net operating loss carryforward                133,407       102,823
                                                   -----------   -----------
      Total deferred tax assets                        260,543       180,084

          Deferred tax liabilities:

          Property and equipment, principally due
              to difference in depreciation           (173,175)     (223,656)
                                                   -----------   -----------
          Total deferred tax liability                (173,175)     (223,656)
                                                   -----------   -----------
          Net deferred tax asset (liability)       $    87,368   $   (43,572)
                                                   ===========   ===========

      The net deferred tax liabilities are classified on the balance sheet as follows:

          Current deferred tax assets              $    71,207   $   142,957
          Long-term deferred tax assets                 16,161             -
          Long-term deferred tax liabilities                 -      (186,529)
                                                   -----------   -----------
                                                   $    87,368   $   (43,572)
                                                   ===========   ===========

      The Company has a net operating loss carryforward of approximately $392,000 that expires in 2022.

NOTE 10.   COMMITMENTS AND CONTINGENCIES

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

NOTE 11.   STOCK OPTIONS

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

      A summary of the status of the Company's stock option plans as of May 31, 2003 and 2002 and changes for the years then ended are as follows:

                                                           Weighted
                                                           Average
                                                           Exercise
                                             Shares         Price
                                             -------       --------
         Outstanding at May 31, 2001         488,000           2.16
            Granted                                -              -
            Exercised                              -              -
            Forfeited                          8,000           2.47
                                             -------
         Outstanding at May 31, 2002         480,000           2.15
            Granted                                -              -
            Exercised                              -              -
            Forfeited                        345,000           2.21
                                             -------        -------
         Outstanding at May 31, 2003         135,000           2.00
                                             =======

                                               2003           2002
                                             -------        -------
         Exercisable at May 31               110,250        198,600
                                             =======        =======
         Weighted average fair value of
           options granted during the year   $     0        $     0
                                             =======        =======
         Weighted averaged remaining
           contractual life (in years) 2001      4.5            2.8
           and 2000 plans respectively       =======        =======

NOTE 12.  DEFERRED REVENUE

     In April  2003,  Antenna  Products  Corporation  was  awarded a  $6,227,008 contract from BAE Systems ATI to manufacture a 132 high power, high-frequency antenna system in Alaska. The fixed-priced contract has a scheduled completion date for July 31, 2004 and stipulates scheduled milestone payments throughout the contract period. Milestone payments are received in advance of the completion of the related phase of the contract and are recorded as deferred revenue when received. Revenue is recognized when earned based on cost incurred to date plus estimated profit margin in relation to the total estimated cost plus profit margin on the entire project. Anticipated losses will be recognized in their entirety when they become apparent.

Item 8.Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.


None.
                                    PART III

Item 9.Directors and Executive Officers of the Registrant.

                                                                Director
Name             Age  Principal Occupation                      Since
----             ---  --------------------                      -----
Gary W. Havener  62   President and Chief Executive Officer,
                      PHAZAR CORP; Sole Director Antenna
                      Products Corp., Phazar Antenna Corp.
                      and Thirco, Inc., subsidiaries of
                      PHAZAR CORP; President,
                      Thirco, Inc. and Sinan Corp.              January 1992

Clark D. Wraight 59   Vice President and Secretary, Treasurer,
                      PHAZAR CORP; President and General
                      Manager, Antenna Products Corp. and
                      Phazar Antenna Corp.; Vice President,
                      Thirco, Inc.; Secretary, Treasurer,
                      Thirco, Inc., and Phazar Antenna Corp.    October 1996

R. Allen Wahl    75   Independent Business Consultant and
                      Past President & COO of Valmont
                      Industries                                October 1999

James Miles      60   Past Vice President and General Manager,
                      GTE Media Ventures; Past President,
                      Contel of California                      November 1999

James Kenney     62   Executive Vice President and Owner
                      San Jacinto Securities, Inc.              November 1999

         Mr. Havener served as the President of PHAZAR CORP from January 1992 until October 1999. Mr. Havener served as the President of Antenna Products Corporation from January 1996 until April 1999. Mr. Havener currently serves as President and CEO of PHAZAR CORP and President of Thirco, Inc. Mr. Havener also serves as sole director of Antenna Products Corporation, Phazar Antenna Corp. and Thirco, Inc. Since December 1984 Mr. Havener has served as the President of Sinan Corp., an investment company. Sinan Corp. is not a parent, subsidiary or affiliate of the Company.

         Mr. Wraight served as Vice President and Secretary/Treasurer of Antenna Products Corporation from 1996 until April 1999 when he was appointed President. Mr. Wraight has been employed with Antenna Products since 1979 and has served as an officer of the Company since 1981. Mr. Wraight currently serves as Vice President and Secretary/Treasurer of PHAZAR CORP, President and General Manager of Antenna Products Corporation, President and Secretary /Treasurer of Phazar Antenna Corp. and Vice President and Secretary/Treasurer of Thirco, Inc., subsidiaries of the Company.

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

Item 10.  Executive Compensation.

Name and Principal Position                 Annual Compensation
---------------------------                 -------------------
President and CEO
-----------------          Fiscal Year                          Other Annual
                           Ended May 31  Salary ($) Bonus ($)   Compensation ($)
                           ------------  ---------- ---------   ----------------
Gary W. Havener            2003          $0         $0          $     3,000(1)
                                                                $    98,000(2)

Gary W. Havener            2002          $0         $0          $     4,072(1)
                                                                $         1(3)

Gary W. Havener            2001          $0         $0          $     3,016(1)
                                                                $    98,000(4)

    (1)      PHAZAR CORP Director's Fee.
    (2)      2003 Antenna Products Corp. Director's Fee - $98,000 accrued
    (3)      2002 Antenna Products Corp. Director's Fee - $1 accrued
    (4)      2001 Antenna Products Corp. Directors' Fee - $98,000 paid

             Accrued amounts are paid in the following year.

COMPENSATION OF DIRECTORS

Compensation for PHAZAR CORP Board members is set at $500 plus 200 shares of PHAZAR CORP common stock for each board meeting attended. A total of $3,000 and 1,200 shares was paid each to Gary W. Havener, Clark D. Wraight, R. Allen Wahl, James Kenney and James Miles in the fiscal year ended May 31, 2003.

Compensation for PHAZAR CORP audit committee members is set at $250 plus 100 shares of PHAZAR CORP common stock for each audit committee meeting attended. $1,000 and 400 shares were paid each to James Kenney, James Miles and R. Allen Wahl in the fiscal year ended May 31, 2003.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table set forth the beneficial ownership of the Company's Common Stock as of August 11, 2003, (a) by each director, (b) by the named executive officers, and (c) by all persons known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock and (d) all directors and executive officers as a group.




Name and Address                 Shares Owned Directly          Percent of
of Beneficial Owners (1)         and Indirectly                 Class (2)
------------------------         ---------------------          ---------

Gary W. Havener   (3)
Sinan Corp.                      908,536                        41.63%
P.O. Box 121697
Ft. Worth, TX 76121

R. Allen Wahl                     13,600                          .62%
13 Collinway Place
Dallas, TX 75230

Clark D. Wraight
Antenna Products Corporation     153,965                         7.06%
101 S.E. 25th Ave.
Mineral Wells, TX 76067

James Miles                        3,900                          .18%
420 Private Rd. 52363
Pittsburg, TX 75686

James Kenney                       3,300                          .15%
5949 Sherry Lane, Suite 960
Dallas, TX 75225

YDI Wireless, Inc.               470,250                        21.55%
8000 Lee Highway
Falls Church, VA 22042

All directors and officers     1,083,301                        49.64%
of PHAZAR CORP
as a group (Five Persons)

       (1) The persons named herein have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and subject to the Texas laws for personal holding companies, as applicable.

       (2) Based on total outstanding shares of 2,183,328 as of August 11, 2003.

       (3) Sinan Corp., wholly owned by Mr. Havener and his children, owns of record 397,390 of these shares representing 18.20% of the total outstanding shares. Mr. Havener as President of Sinan Corp. has sole voting and investment power with respect to all shares of common stock shown as beneficially owned by Sinan Corp.

Item 12.  Certain Relationships and Related Transactions.

On May 31, 2003 PHAZAR CORP sold the assets and business of Phazar Aerocorp Inc. to Phaero LLC, a new corporation that was formed by Gary Havener, principal shareholder and President of PHAZAR CORP and Brian Perryman, General Manager of Phazar Aerocorp Inc. Phaero LLC purchased the assets of Phazar Aerocorp Inc. including the name Phazar Aerocorp and assumed the liabilities, including all indebtedness and lease obligations of Phazar Aerocorp Inc. except the intercompany debt. Phaero LLC also assumed PHAZAR CORP's subsidiary, Antenna Products Corporation's $800,000 indebtedness to Sinan Corp. as a condition of the sale. Sinan Corp is Mr. Havener's family investment company.

Item 13.  Exhibits and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

    1. Financial Statements. The following consolidated statements of PHAZAR CORP and subsidiaries and related notes are presented in Item 7:

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

         3. Exhibits.

            2. Sale of Assets Agreement, dated May 31, 2003 between and among Phazar Aerocorp, Inc., PHAZAR CORP and Phaero LLC incorporated by reference to the Registrant's Form 8-K filed on June 13, 2003

            3.(i) Registrant's   Articles   of   Incorporation,    as   amended,
                  incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000 filed on February 20, 2004

            3.(ii)Registrant's  By Laws,  incorporated  by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000, filed on February 20, 2004


            4.(ii)Loan Agreement between Antenna Products  Corporation and Texas
                  Bank, dated September 30, 1991, incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000, filed on February 20, 2004

            10.(b)BAE Systems ATI Contract dated May 5, 2003

            15.   Independent Auditor's Report dated July 18, 2003.

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

Item 14.  Controls and Procedures.

As of May 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of May 31, 2003. There has not been any change in the Company's internal controls during the Company's last fiscal quarter that has materially affected or is reasonably likely to materially affect internal controls over financial reporting as of May 31, 2003.

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

Signature                  Title                               Date
---------                  -----                               ----

/s/ Clark D. Wraight
------------------------   Principal Financial Officer         February 20, 2004
Clark D. Wraight           and Principal Accounting Officer
                           and Director

/s/ James Miles
------------------------   Director                            February 20, 2004
James Miles


/s/ James Kenney
------------------------   Director                            February 20, 2004
James Kenney


/s/ R. Allen Wahl
------------------------   Director                            February 20, 2004
R. Allen Wahl

                                  EXHIBIT INDEX


Exhibit 2. -      Sale of Assets Agreement, dated May 31, 2003 between and among
                  Phazar Aerocorp, Inc., PHAZAR CORP and Phaero LLC incorporated by reference to the Registrant's Form 8-K filed on June 13, 2003.

Exhibit 3.(i) -   Registrant's   Articles   of   Incorporation,    as   amended,
                  incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000 filed on February 20, 2004

Exhibit 3.(ii) -  Registrant's  By Laws,  incorporated  by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000, filed on February 20, 2004

Exhibit 4.(ii) -  Loan Agreement between Antenna Products  Corporation and Texas
                  Bank, dated September 30, 1991 incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000, filed on February 20, 2004

Exhibit 10.(b) -  BAE Systems ATI Contract dated May 5, 2003

Exhibit 15. -     Independent Auditor's Report dated July 18, 2003

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