Form 10QSB/A
period 2003-08-31
PHAZAR CORP
filed 2004-02-20
CIK 724267

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                  Form 10-QSB/A

(Mark One)
 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended August 31, 2003
                                       ---------------

 [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
        For the transition period from ______________ to _______________

           Commission file number 0-12866
                                  -------

                                   PHAZAR CORP
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Delaware                                 75-1907070
      -------------------------------          ---------------------------------
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

                          PHAZAR CORP AND SUBSIDIARIES
                             INDEX TO FORM 10-QSB/A

                                                                    PAGE
PART 1     FINANCIAL INFORMATION                                    NUMBER

 Item 1.   Financial Statements for PHAZAR CORP
           and Subsidiaries

             Consolidated Balance Sheets -                               3
             August 31, 2003 and May 31, 2003

             Consolidated Statements of Operations -                     5
             Three Months Ended August 31, 2003 and August 31, 2002

             Consolidated Statements of Cash Flows -                     6
             Three Months Ended August 31, 2003 and August 31, 2002

             Notes to Consolidated Financial Statements                  8

 Item 2.     Management's Discussion and Analysis of                     17
             Financial Condition and Results of Operation

 Item 3.     Controls and Procedures                                     21

PART II    OTHER INFORMATION

           Item 5.    Other Information                                  22

           Item 6.    Exhibits and Reports on Form 8-K                   22

                      Signatures                                         23





SIGNATURE

Item 1.    Financial Statements

                          PHAZAR CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                             August 31, 2003    May 31, 2003
                                               (Unaudited)        (Audited)

CURRENT ASSETS
  Cash and cash equivalents                  $    682,521       $    190,988
  Accounts receivable:
     Trade, net of allowance for
       doubtful accounts
       of $7,021 as of August
       31 and May 31, 2003                        846,292            808,708
     United States Government                     145,079            175,848
   Inventories                                  1,817,894          1,690,716
   Prepaid expenses and other assets              111,202             68,314
   Income taxes receivable                          2,000              2,000
   Deferred income taxes                           71,207             71,207
                                             ------------       ------------
   Total current assets                         3,676,195          3,007,781

    Property and equipment, net                 1,659,527          1,509,782
     Identifiable intangible assets               160,785            185,030

     Deferred income taxes                              -             16,161
                                             ------------       ------------
TOTAL ASSETS                                 $  5,496,507       $  4,718,754
                                             ============       ============



The Notes to Consolidated Financial Statements are an integral part of these statements.

                      LIABILITIES AND SHAREHOLDERS' EQUITY



CURRENT LIABILITIES
  Notes payable                              $     10,000       $  1,020,000
  Current portion of long-term debt                63,804             63,804
  Deferred revenue: BAE Systems ATI             1,158,163                  -
  Accounts payable                                181,344             67,402
  Accrued expenses                                444,576            386,524
  Income tax payable                               37,405              6,314
                                             ------------       ------------
   Total current liabilities                    1,895,292          1,544,044
Long-term debt                                    616,401            631,719
Deferred income taxes                             117,246                  -
                                             ------------       ------------
     Total long-term liabilities                  733,647            631,719
                                             ------------       ------------
     Total liabilities                          2,628,939          2,175,763

COMMITMENTS AND CONTINGENCIES                           -                  -

SHAREHOLDERS' EQUITY

Preferred Stock, $1 par, 2,000,000
  shares authorized, none issued
  or outstanding, attributes to be
  determined when issued                                -                  -
Common stock, $0.01 par, 6,000,000
  shares authorized 2,183,928 and
  2,182,028 issued and outstanding                 21,839             21,820
Additional paid in capital                      2,770,776          2,765,539
Retained earnings (deficit)                        74,953           (244,368)
                                             ------------       ------------
     Total shareholders' equity                 2,867,568          2,542,991
                                             ------------       ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $  5,496,507       $  4,718,754
                                             ============       ============






The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE PERIODS ENDED AUGUST 31, 2003 AND 2002
                                   (Unaudited)

                                                Three Months Ended
                                        August 31, 2003   August 31, 2002
                                        ---------------   ---------------
Sales and contract revenues                $  2,090,190      $  1,916,110
Cost of sales and contracts                   1,250,667         1,023,416
                                           ------------      ------------
   Gross Profit                                 839,523           892,694

Sales and administration expenses
                                                341,409           711,193
                                           ------------      ------------
   Operating Profit (Loss)                      498,114           181,501

Other income (expense)
     Interest expense
                                                (17,119)          (42,869)
     Interest income
                                                    601                48
     Other Income
                                                  2,223               348
                                           ------------      ------------
 Total other expenses                           (14,295)          (42,473)
                                           ------------      ------------
Income (loss) from continuing
  operations before income taxes                483,819           139,028

Income tax provision                           (164,498)          (47,270)
                                           ------------      ------------
      Income from continuing operations         319,321            91,758

Discontinued Operations
      Loss from operations of
        discontinued Aircraft
        Interiors segment, net
        of $77,974 tax benefit
       in 2002                                        -          (150,543)
                                           ------------      ------------
Net Income (loss)                               319,321           (58,785)
                                           ============      ============
Earnings (loss) per common share

     Continuing operations                         0.15              0.04

     Discontinued operations                          -             (0.07)
                                           ------------      ------------
     Net earnings (loss) per common share  $       0.15      $      (0.03)
                                           ============      ============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE PERIODS ENDED AUGUST 31, 2003 AND 2002
                                   (Unaudited)
                                                      Three Months Ended
                                               August 31, 2003  August 31, 2002
                                               ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                               $    319,321     $    (58,785)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
    Depreciation                                      60,255           68,429
    Amortization                                      24,245           24,075
    Stock based compensation                           5,256            2,090
    Deferred federal income tax                      133,407          (30,704)
    Changes in assets and liabilities:
      Accounts receivable                             (6,815)        (837,108)
      Inventory                                     (127,178)        (121,689)
      Prepaid expenses                               (42,888)         (18,477)
      Deferred revenue                             1,158,163                -
      Accounts payable                               113,942          196,274
      Accrued expenses                                58,052           77,734
      Income taxes payable                            31,091                -
                                                ------------     ------------
  Net cash provided by (used in) continuing
      operations                                   1,726,851         (698,161)

  Net cash provided by discontinued operations             -           22,497
                                                ------------     ------------
  Net cash provided by (used in) operating
      activities                                   1,726,851         (675,664)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                (210,000)               -
                                                ------------     ------------
       Net cash used in investing activities        (210,000)               -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under bank
      line of credit                              (1,010,000)         645,000
  Principal payments on long term debt               (15,318)         (73,341)
                                                ------------     ------------
Net cash (used in)
 provided by financing activities                 (1,025,318)         571,659
                                                ------------     ------------
  Net increase (decrease) in cash and cash
     equivalents                                     491,533         (104,005)

  CASH AND CASH EQUIVALENTS, beginning of
  period                                             190,988          201,806
                                                ------------     ------------
  CASH AND CASH EQUIVALENTS, end of period      $    682,521     $     97,801
                                                ============     ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:

    Interest (none capitalized)                       16,518           42,821
                                                ============     ============
    Income taxes                                           -                -
                                                ============     ============
SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES

 Stock Based Compensation                              5,256            2,090
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

NOTE 2   BUSINESS

General

PHAZAR CORP operates as a holding company with Antenna Products Corporation, Phazar Antenna Corp., Tumche Corp. (fka Phazar Aerocorp, Inc.) and Thirco, Inc. as its wholly owned subsidiaries. Antenna Products Corporation is an operating Subsidiary that design, manufactures and markets antenna systems, towers, and communication accessories worldwide. The Unites States government, military and civil agencies, and prime contractors represent Antenna Products Corporation's principal customers. Phazar Antenna Corp. is a separate legal entity that currently operates as a small division of Antenna Products Corporation. Thirco, Inc. serves as an equipment leasing company to Antenna Products Corporation. The Company's operations are performed in Texas for customers throughout the country.

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

The majority of Antenna Products Corporation's revenues come from fixed-price contracts, secured through a bidding process, for particular, custom ordered antenna production systems that Antenna Products Corporation builds according to the specifications of the customer. Except for inventory of standard products including small antennas, accessories and some towers in the amount of $420,633 at August 31, 2003, Antenna Products Corporation does not build and inventory equipment for future off the shelf sales. The sales volume for a particular antenna or antenna system is, therefore, a function of the fixed price contracts for build to order antennas or systems awarded to Antenna Products Corporation. However, a general product sales breakdown for fiscal year ended May 31, 2003 and the three months ended August 31, 2003, as a percentage of total sales are, as follows:

                                For fiscal year         For three months
                                ended May 31, 2003      ended August 31, 2003
                                ------------------      ---------------------

Antenna Sales                        7%                            1%

Shipboard Equipment Sales           19%                            0%

Instrument Landing System Sales     19%                           12%

Collinear Antenna Sales             14%                           11%

Tower Sales                          6%                            5%

Mast Sales                           2%                            1%

Standard Product Sales               5%                            8%

Spares and Accessories Sales        18%                           17%

Commercial Antenna Sales            10%                            9%

BAE Systems ATI Sales                0%                           36%

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

Antenna Products Corporation plans to reinvest from 2% to 5% of sales in research and development projects, and bid and proposal activities. The mix of expenditures between the two areas in any given year is a function of the demand for new independently developed innovative systems and the level of requirements solicited. In 2003 Antenna Products Corporation invested 2.9% of sales in independent research and development (R&D) and bid and proposal activities (B&P). The level of expenditures for R&D and B&P as a ratio to sales in the first three months of 2004 was 2% of sales. Antenna Products Corporation does not consider patents to be material to its operations nor would the loss of any patents adversely affect operations.

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

Phazar Antenna Corp. provides a complete line of fixed and mobile antennas for ISM (instrument scientific medical), wireless Internet, wireless LAN, wireless local loop, fixed GPS, MMDS (fixed wireless) and embedded Bluetooth market applications. This product line compliments Antenna Products Corporation's existing product lines of cellular, PCS, paging, ISM and AMR (automatic meter reading), omni-directional and sector wireless antennas. Phazar Antenna Corp sales for the three months ended August 31, 2003 amount to approximately 3% of total sales. We expect that for fiscal year ended May 31, 2004 this percentage will remain unchanged. The Phazar Antenna Corp. commercial wireless product lines are manufactured at Antenna Products Corporation's plant in Mineral Wells, Texas.

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

NOTE 4   INVENTORIES

     The major components of inventories are as follows:

                             August 31, 2003       May 31, 2003
                             ---------------      ---------------
     Raw materials           $     784,388        $     791,375
     Work in process               612,873              559,965
     Finished goods                420,633              339,376
                             -------------        -------------
                             $   1,817,894        $   1,690,716
                             =============        =============

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

NOTE 6   LONG TERM DEBT

     At August 31, 2003 and May 31, 2003, long-term debt consists of the following:

                                                    August 31, 2003 May 31, 2003
                                                    --------------- ------------
     Mortgage note to a bank, guaranteed
     80% by a U.S. Government agency, payable
     $10,050 per month, including interest at
     the prime rate (4% and 4.25% at August 31,
     2003 and May 31, 2003, respectively) plus
     0.5% (matures September 11, 2011):
     collateralized by certain real estate,
     fixtures and assignment of life insurance
     policy with a principal shareholder.  The
     note is also guaranteed by a principal
     shareholder and the Company is required to
     maintain certain covenants including
     $1,000,000 in working capital and a ratio
     of maximum debt to net worth of seven to one.
     The Company was in compliance with these
     covenants at August 31, 2003 and May 31, 2003   $  680,205      $  695,523

     Less current portion of long-term debt          $  (63,804)     $  (63,804)
                                                     ----------      ----------
                                                     $  616,401      $  631,719
                                                     ==========      ==========

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

NOTE 8   STOCK OPTIONS

     In 1999, the Board of Directors approved a stock option plan that provided the option to purchase 60,000 shares at $2.00 to Clark D. Wraight, an officer of the Company. The plan has an expiration date of March 31, 2006 or the earlier of the officer's last day of employment.

     In 2000, PHAZAR CORP's Board of Directors granted a stock option to purchase 75,000 shares at $2.00 per share to Steve Schueler, an employee of PHAZAR CORP. The options have an expiration date of November 20, 2007 or the employee's last day of employment if earlier.

     During the years ended May 31, 2003 and 2002, the Board of Directors did not grant any stock options.

     A summary of the status of the Company's stock option plans as of August 31, 2003 and May 31, 2003 and changes for the 2 periods then ended are as follows:

                                                              Weighted
                                                              Average
                                                              Exercise
                                             Shares            Price
                                             -------          --------
         Outstanding at May 31, 2001         488,000             2.16
                  Granted                          -                -
                  Exercised                        -                -
                  Forfeited                    8,000             2.47
                                             -------

         Outstanding at May 31, 2002         480,000             2.15
                  Granted                          -                -
                  Exercised                        -                -
                  Forfeited                  345,000             2.21
                                             -------

         Outstanding at May 31, 2003         135,000             2.00
                  Granted                          -                -
                  Exercised                        -                -
                  Forfeited                        -                -
                                             -------
                                             135,000             2.00
                                             =======

         Exercisable at August 31
                 and May 31, 2003            110,250          110,250
                                             =======          =======

         Weighted averaged remaining
           contractual life (in years) 2001
           and 2000 plans at August 31 and
           May 31, 2003                         4.25              4.5
                                             =======          =======

NOTE 9   DISCONTINUED OPERATIONS

     On January 27, 2000 the Company's subsidiary, Phazar Aerocorp, Inc., purchased the assets and the operations of The Upholstery Shop, Inc.! for cash of $2,000,000. Phazar Aerocorp Inc. as an 80% owned subsidiary of PHAZAR CORP, operates in the aircraft interior refurbishing market.

     The Company sold the assets and business of Phazar Aerocorp Inc. to Phaero LLC, a new corporation that was formed by Gary Havener, principal shareholder and President of PHAZAR CORP and Brian Perryman, General Manager of Phazar Aerocorp Inc. Phaero LLC purchased the assets except for deferred tax asset for net operation losses of Phazar Aerocorp Inc. including the name Phazar Aerocorp and assumed the liabilities, including all indebtedness and lease obligations of Phazar Aerocorp Inc. except the intercompany debt. Phaero LLC also assumed PHAZAR CORP's subsidiary, Antenna Products Corporation's $800,000 indebtedness to Sinan Corp. as a condition of the sale. The sale was effective May 31, 2003 and total consideration received was $2,488,119.

NOTE 10  DEFERRED REVENUE

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

PHAZAR CORP sold the assets and business of Phazar Aerocorp Inc. on May 31, 2003. Phazar Aerocorp Inc. was an 80 percent owned subsidiary of PHAZAR CORP that operated in the aircraft interior refurbishing market. Phaero LLC purchased the assets except for deferred tax asset for net operating losses of Phazar Aerocorp Inc. including the name Phazar Aerocorp and assumed the liabilities, including all indebtedness and lease obligations of Phazar Aerocorp Inc. except intercompany debt. Phaero LLC also assumed PHAZAR CORP's subsidiary, Antenna Products Corporation's $800,000 indebtedness to Sinan Corp. as a condition of the sale. The result of the sale of the assets and business of Phazar Aerocorp Inc. is identified in the consolidated financials and related notes as discontinued operations of the aircraft interiors segment.

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

Results of Operations

First Quarter Ended August 31, 2003 Compared to First Quarter Ended August 31, 2002

PHAZAR CORP's consolidated sales from operations were $2,090,190 for the quarter ended August 31, 2003 compared to sales of $1,916,110 for the first quarter ended August 31, 2002. PHAZAR CORP recorded a net profit of $319,321 for the first quarter of fiscal year 2004 compared to a net loss of $58,785 for the first quarter of fiscal year 2003. PHAZAR CORP's sales and income improved in the first quarter of fiscal year 2004 due to the revenue of $750,652 recognized in the first quarter on the $6.2 million BAE Systems ATI production contract for antennas, antenna support structures and ground screen items. The firm fixed-price contract has a scheduled completion date of July 31, 2004 and includes milestone payments during the life of the contract as shown below:

         Milestone Date         Schedule Amount

         April 18, 2003             $    500,000
         April 30, 2003             $  1,500,000
         September 30, 2003         $  1,000,000
         December 30, 2003          $  1,000,000
         April 30, 2004             $    500,000
         June 30, 2004              $    500,000
         July 31, 2004              $    227,008

When a milestone payment is received, it is recorded on the balance sheet under current assets as cash and under current liabilities as deferred revenue: BAE Systems ATI. PHAZAR CORP totals material costs, labor cost, overhead costs and profit on the contract work orders monthly and recognizes this amount as revenue at the end of the month. The amount recognized as revenue on the contract is applied against the deferred revenue, reducing the deferred revenue balance. As of August 31, 2003 this contract is on schedule and it is anticipated that approximately $4.5 million will be recognized as revenue on this contract in the next nine months of fiscal year 2004. The balance of the contract value, approximately $1 million, will be recognized as revenue in the first quarter of fiscal year 2005.


Cost of sales and contracts were $1,250,667 for the quarter ended August 31, 2003 compared to $1,023,416 for the first quarter ended August 31, 2002. The gross profit margin for the first quarter of fiscal year 2004 was 40% compared to 47% for the first quarter of last year. The decrease in gross profit margin is due to the mix of products sold in the quarter and the conservative estimated profit margin applied when revenue was recognized on the BAE Systems ATI contract. Sales and administration expenses were lower in the first quarter of fiscal year 2004, $341,409 versus $711,193 in the first quarter of fiscal year 2003. Sales and administration expenses as a ratio to sales were 16% in the first quarter of this year compared to 37% in the same period last year. Sales and administration expenses decreased when charges to overhead accounts decreased and labor charges to contract work orders increased. PHAZAR CORP's operating margin for the first quarter of fiscal year 2004 was 24% compared to 9% in the first quarter of fiscal year 2003. Interest expense in the first quarter of fiscal year 2004 was $17,119 versus $42,869 in the same time period of fiscal year 2003 due to the reduction in debt that occurred as part of the sale of Phazar Aerocorp Inc. on May 31, 2003.

Discretionary product development spending was $42,375, or 2% of sales, compared to $59,011, or 3% of sales for the comparable period last year. The decrease in discretionary product development is attributed to the reallocation of engineering resources to contract requirements.

PHAZAR CORP's backlog totaled $7.0 million on August 31, 2003. The backlog on August 31, 2003 includes the approximate balance of $5.4 million remaining on the $6.2 million production contract from BAE Systems ATI. Phazar's backlog totaled $3.2 million on August 31, 2002.

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

Liquidity and Capital Resources

Funds generated from operations are the major internal sources of liquidity and are supplemented by funds derived from capital markets, principally bank facilities. PHAZAR CORP has a $2.0 million revolving demand line of credit that is partially guaranteed by a principal shareholder. The credit line is regulated under a borrowing base formula using inventories and accounts receivable as collateral. The interest rate is established as one percentage point over Wall Street prime and is subject to a loan agreement with restrictive covenants. The most restrictive financial covenant require PHAZAR CORP to maintain $2.0 million in tangible net worth and Antenna Products Corporation to maintain $1.0 million of working capital. At August 31, 2003 PHAZAR CORP had a tangible net worth of $2.9 million and Antenna Products had working capital of $1.6 million. As of August 31, 2003 Antenna Products Corporation had drawn $10 thousand of the $2.0 million line of credit with $1.7 million of the borrowing base available and unused. The revolving credit line agreement is renewable in September 2003. PHAZAR CORP anticipates renewal of this credit line with a $1.0 million limit with no guarantee by a principal shareholder. The BAE Systems ATI contract milestone payments schedule was designed to provide Antenna Products Corporation with the cash to complete the contract without drawing on the Company's line of credit. As of August 31, 2003, Antenna Products Corporation has received two milestone payments that total $2,000,000. With customer funding in place on this contract, PHAZAR CORP believes that its cash and the credit available at August 31, 2003 is sufficient to fund the Company's operations for at least 12 months.

Management of the operating subsidiaries evaluate the facilities and review equipment requirements for existing and projected contracts on a regular basis. An annual capital plan is generated by management and submitted to the Board of Directors for review and approval. In fiscal year 2003 capital expenditures for new and replacement equipment totaled approximately $62,000. In the first three months of fiscal year 2004 capital expenditures for new and replacement equipment totaled approximately $210,000. The equipment purchased in 2003 and the equipment purchased in 2004 was paid for with cash. No additional material capital expenditures are planned for the balance of fiscal year 2004. The Company anticipates that the existing facilities and equipment are adequate to handle the projected business in fiscal year 2005 and intends to limit the 2005 capital program to less than $150,000 for improvements and replacement items.

At August 31, 2003, PHAZAR CORP had cash and cash equivalents of $682,521 including a balance of BAE Systems ATI milestone payments received as of August 31, 2003 of $1,158,163 (deferred revenue).

The increase in accounts receivable to $991,371 at August 31, 2003 from $984,556 at May 31, 2003 reflects the increase in sales in standard products. The backlog of orders excluding the BAE Systems ATI contract was $1.6 million on August 31, 2003 compared to $2.1 million at year-end. Based on the number of inquiries received in August, sales of products including instrument landing systems and commercial wireless antennas are expected to remain flat in the second quarter. The increase in accounts payable to $181,344 at August 31, 2003 from $67,402 at May 31, 2003 reflects material purchased for the BAE Systems ATI production contract. Inventories increased to $1,817,894 at August 31, 2003 from $1,690,716 at May 31, 2003 due in part to an increase in work in process on items not scheduled to ship until the second quarter.

Cash provided by the continuing operating activities in the three months ended August 31, 2003 was $1,726,851 compared to $698,161 used in continuing operations for the same time period in 2002. $319,321 of the cash provided by continuing operating activities at August 31, 2003 represented PHAZAR CORP's net income compared to $91,758 net income at August 31, 2002.

Cash utilized in investing activities in the three months ended August 31, 2003 was $210,000 compared to $0 cash utilized in investing activities for the same period in 2002. The capital expenditure in 2003 was required to support the BAE Systems ATI production contract.

Cash used in financing activities in the three months ended August 31, 2003 was $1,025,318 compared to cash provided by financing activities of $571,659 for the same period in 2002. The financing activities for the three months ended August 31, 2003 consisted primarily of payments on the revolving demand line of credit with a bank and principal payments on long term debt. The financing activities for the three months ended August 31, 2002 consisted primarily of borrowings on the revolving demand line of credit with a bank and principal payments on long term debt.

Antenna Products Corporation has a long-term bank note for $1.2 million collateralized by the Antenna Products Corporation plant, property, and equipment. The balance as of August 31, 2003 is $680 thousand with payments amortized over 20 years ending in 2011. The interest is variable at one half point over prime interest rate with the note supported by an FmHA guarantee under the federal guidelines of a rural business industry loan. The note is guaranteed by a principal shareholder.

Item 3.  Controls and Procedures

As of August 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of August 31, 2003. There has not been any change in the Company's internal control during the Company's last fiscal quarter that has materially affected or is reasonably likely to materially affect internal controls over financial reporting as of August 31, 2003.

                            PART II-OTHER INFORMATION
Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K.

a)       Exhibits

         Exhibit 3 (i) - Articles of Incorporation of PHAZAR CORP and
                         amendments                                       (1)

         Exhibit 3 (ii) - By-Laws of PHAZAR CORP                          (1)

         Exhibit 4(ii) - Texas Bank Note Dated September 30, 1991         (1)

         Exhibit 10 (b) - BAE Systems ATI Contract dated May 5, 2003      (2)

         Exhibit 15 - Independent Auditor's Report                        (2)

         Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Chief   Herein
                        Executive Officer

         Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Chief   Herein
                        Financial Officer

         Exhibit 32.1 - Section 1350 Certification                        Herein

b)       Reports on Form 8-K
           On June 13, 2003 the registrant filed a Form 8-K for the purpose of disclosing the sale of the assets and business of Phazar Aerocorp Inc., a Texas Corporation and 80% owned subsidiary of PHAZAR CORP. The sale was effective on May 31, 2003. The effect of the sale has been included in the consolidated financials as discontinued operations.

-------------------------
(1) Incorporated by reference to the same exhibit number included in registrant's Form 10-KSB/A for the fiscal year ended May 31, 2000, dated February, 20, 2004

(2) Incorporated by reference to the same exhibit number included in registrant's of Form 10-KSB/A for the fiscal year ended May 31, 2003, dated February 20, 2004

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PHAZAR CORP




Date:  February 20, 2004           /s/ Clark D. Wraight
                                   --------------------------------------------
                                   Clark D. Wraight, Principal Financial Officer
                                   and Principal Accounting Officer

                                  EXHIBIT INDEX

         Exhibit 3 (i) -  Articles of Incorporation of PHAZAR CORP
                          and amendments                                 (1)

         Exhibit 3 (ii) - By-Laws of PHAZAR CORP                         (1)

         Exhibit 4(ii) - Texas Bank Note Dated September 30, 1991        (1)

         Exhibit 10 (b) - BAE Systems ATI Contract dated May 5, 2003     (2)

         Exhibit 15 - Independent Auditor's Report                       (2)

         Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Chief  Herein
                        Executive Officer

         Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Chief  Herein
                        Financial Officer

         Exhibit 32.1 - Section 1350 Certification                       Herein

---------------------------
(1) Incorporated by reference to the same exhibit number included in registrant's Form 10-KSB/A for the fiscal year ended May 31, 2000, dated February, 20, 2004

(2) Incorporated by reference to the same exhibit number included in registrant's Form 10-KSB/A for the fiscal year ended May 31, 2003, dated February 20, 2004