Form 10QSB/A
period 2003-11-30
PHAZAR CORP
filed 2004-02-20
CIK 724267

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

                                                                    PAGE
PART 1  FINANCIAL INFORMATION                                       NUMBER

        Item 1. Financial Statements for PHAZAR CORP and Subsidiaries

                Consolidated Balance Sheets -                            3
                November 30, 2003 and May 31, 2003

                Consolidated Statements of Operations-                   5
                Three  Months  Ended  November  30, 2003 and
                November 30, 2002 Six Months Ended  November
                30, 2003 and November 30, 2002

                Consolidated Statements of Cash Flows-                   6
                Six Months Ended November 30, 2003 and
                November 30, 2002

                Notes to Consolidated Financial Statements               8

        Item 2. Management's Discussion and Analysis of                 17
                Financial Condition and Results of Operation

        Item 3. Controls and Procedures                                 22

PART II OTHER INFORMATION

        Item 5. Other Information                                       22

        Item 6. Exhibits and Reports on Form 8-K                        22

                Signatures                                              23

                Certifications

Item 1.           Financial Statements

                          PHAZAR CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                        November 30, 2003     May 31, 2003
                                           (Unaudited)          (Audited)
                                        ------------------   ---------------

CURRENT ASSETS:
  Cash and cash equivalents                  $  1,152,948     $    190,988
  Accounts receivable:
     Trade, net of allowance for
       doubtful accounts of $7,021
       as of November 30 and
       May 31, 2003                               474,526          808,708

     United States Government                      89,285          175,848
   Inventories                                  1,784,606        1,690,716
   Prepaid expenses and other assets              108,542           68,314
   Income taxes receivable                              -            2,000
   Deferred income taxes                           71,207           71,207
                                             ------------     ------------
   Total current assets                         3,681,114        3,007,781

Property and equipment, net                     1,605,218        1,509,782

Identifiable Intangible Assets                    136,539          185,030

Deferred income taxes                                   -           16,161
                                             ------------     ------------
TOTAL ASSETS                                 $  5,422,871     $  4,718,754
                                             ============     ============








The Notes to Consolidated Financial Statements are an integral part of these statements.

                      LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
  Notes payable                              $          -     $  1,020,000
  Current portion of long-term debt                63,804           63,804
  Deferred revenue: BAE Systems ATI               676,324                -
  Accounts payable                                398,344           67,402
  Accrued expenses                                343,858          386,524
  Income tax payable                               41,126            6,314
                                             ------------     ------------
   Total current liabilities                    1,523,456        1,544,044

Long-term debt                                    600,664          631,719
Deferred income taxes                             117,246                -
                                             ------------     ------------
    Total long-term liabilities                   717,910          631,719
                                             ------------     ------------
     Total liabilities                          2,241,366        2,175,763
                                             ------------     ------------
                                                        -                -
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY

Preferred Stock, $1 par, 2,000,000
  shares authorized, none issued
  or outstanding, attributes to be
  determined when issued                                -                -
Common stock, $0.01 par, 6,000,000
  shares authorized 2,191,928 and
  2,182,028 issued and outstanding                 21,920           21,820
  Additional paid in capital                    2,790,996        2,765,539
  Retained earnings (deficit)                     368,589         (244,368)
                                             ------------     ------------
    Total shareholders' equity                  3,181,505        2,542,991
                                             ------------     ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $  5,422,871     $  4,718,754
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

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE PERIODS ENDED NOVEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                     Six Months Ended         Three Months Ended
                               Nov 30, 2003  Nov 30, 2002  Nov 30, 2003  Nov 30, 2002
                               ------------- ------------- ------------- -------------

Sales and contract revenues    $  4,769,814  $  3,882,222  $  2,679,624  $  1,966,112
Cost of sales and contracts       3,215,720     2,162,614     1,965,053     1,139,198
                               ------------  ------------  ------------  ------------
  Gross Profit                    1,554,094     1,719,608       714,571       826,914

Sales and administration
     expenses                       604,497     1,217,707       263,088       506,514
                               ------------  ------------  ------------  ------------
   Operating Profit (Loss)          949,597       501,901       451,483       320,400

Other income (expense)
     Interest expense               (29,032)      (85,100)      (11,913)      (42,231)
     Interest income                    610           219             9           171
     Other Income                     7,551         1,238         5,328           890
                               ------------  ------------  ------------  ------------
Total other expense                 (20,871)      (83,643)       (6,576)      (41,170)

Income (loss) from continuing
operations before income taxes      928,726       418,258       444,907       279,230

Income tax provision               (315,769)     (142,208)     (151,270)      (94,938)
                               ------------  ------------  ------------  ------------
    Income from continuing
    operations                      612,957       276,050       293,637       184,292

Discontinued Operations
    Loss from operations of
    discontinued  Aircraft
    Interiors segment, net
    of $107,470 and $29,918
    tax benefit in  2002                  -      (208,620)            -       (58,077)
                               ------------  ------------  ------------  ------------
Net income                     $    612,957  $     67,430  $    293,637  $    126,215
                               ============  ============  ============  ============

Earnings (loss) per common
share
    Continuing operations              0.28          0.13          0.13          0.09
    Discontinued operations               -         (0.10)            -         (0.03)
                               ------------  ------------  ------------  ------------
    Net earnings per common
     share                     $       0.28          0.03  $       0.13  $       0.06
                               ============  ============  ============  ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 2003 AND 2002
                                   (Unaudited)
                                                     Six Months Ended
                                          November 30, 2003  November 30, 2002
                                          -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                           $    612,957       $    276,050
  Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
    Depreciation                                 125,711            140,458
    Amortization                                  48,491             47,452
    Stock based compensation                      15,557              3,858
    Deferred federal income tax                  133,407             18,507
    Loss on disposal of fixed assets               1,223                  -
    Changes in assets and liabilities:
      Accounts receivable                        420,745           (389,700)
      Inventory                                  (93,890)           (43,989)
      Prepaid expenses                           (40,228)           (11,001)
      Income tax receivable                        2,000            479,282
      Deferred revenue                           676,324                  -
      Accounts payable                           330,942            (81,553)
      Accrued expenses                           (42,666)            99,530
      Income Taxes Payable                        34,812             32,727
                                            ------------       ------------
  Net cash provided by (used in)
  continuing operations                        2,225,385            571,621

  Net cash provided by (used in)
  discontinued operations                              -           (251,029)
                                            ------------       ------------
  Net cash provided by (used in)
  operating activities                         2,225,385            320,592
                                            ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment            (222,370)                 -
                                            ------------       ------------
     Net cash used in investing activities      (222,370)                 -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under bank
    line of credit                            (1,020,000)          (160,000)
  Principal payments on long term debt           (31,055)           (28,884)
  Proceeds from exercise of stock options         10,000                  -
                                            ------------       ------------
Net cash (used in)
 provided by financing activities             (1,041,055)          (188,884)
                                            ------------       ------------
  Net increase (decrease) in cash and
    cash equivalents                             961,960            131,708


The Notes to Consolidated Financial Statements are an integral part of these statements.

  CASH AND CASH EQUIVALENTS, beginning of
  Period                                         190,988            201,806
                                            ------------       ------------
  CASH AND CASH EQUIVALENTS, end of period  $  1,152,948       $    333,514
                                            ============       ============
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
  Cash paid during the period for:
    Interest (none capitalized)             $     29,032       $     85,100
                                            ============       ============
    Income taxes                            $    145,550       $          -
                                            ============       ============
SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES

 Stock Based Compensation                   $     15,557       $      3,858
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

The majority of Antenna Products Corporation's revenues come from fixed-price contracts, secured through a bidding process, for particular, custom ordered antenna production systems that Antenna Products Corporation builds according to the specifications of the customer. Except for inventory of standard products including small antennas, accessories and some towers in the amount of $348,784 at November 30, 2003, Antenna Products Corporation does not build and inventory equipment for future off the shelf sales. The sales volume for a particular antenna or antenna system is, therefore, a function of the fixed price contracts for build to order antennas or systems awarded to Antenna Products Corporation. However, a general product sales breakdown for fiscal year ended May 31, 2003 and the six months ended November 30, 2003, as a percentage of total sales are, as follows:
                                For fiscal year       For six months
                                ended May 31, 2003    ended November 30, 2003
                                ------------------    -----------------------
Antenna Sales                           7%                      3%

Shipboard Equipment Sales              19%                      1%

Instrument Landing System Sales        19%                      9%

Collinear Antenna Sales                14%                      8%

Tower Sales                             6%                      4%

Mast Sales                              2%                      3%

Standard Product Sales                  5%                      3%

Spares and Accessories Sales           18%                     16%

Commercial Antenna Sales               10%                      6%

BAE Systems ATI Sales                   0%                     47%

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

Phazar Antenna Corp. provides a complete line of fixed and mobile antennas for ISM (instrument scientific medical), wireless Internet, wireless LAN, wireless local loop, fixed GPS, MMDS (fixed wireless) and embedded Bluetooth market applications. This product line compliments Antenna Products Corporation's existing product lines of cellular, PCS, paging, ISM and AMR (automatic meter reading), omni-directional and sector wireless antennas. Phazar Antenna Corp sales for the six months ended November 30, 2003 amount to approximately 3% of total sales. We expect that for fiscal year ended May 31, 2004 this percentage will remain unchanged. The Phazar Antenna Corp. commercial wireless product lines are manufactured at Antenna Products Corporation's plant in Mineral Wells, Texas.

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

NOTE 6  LONG TERM DEBT

     At November 30, 2003 and May 31, 2003, long-term debt consists of the following:
                                              November 30, 2003   May 31, 2003
                                              -----------------   ------------
     Mortgage note to a bank, guaranteed 80%
     by a U.S. Government agency, payable
     $10,050 per month, including interest at
     the prime rate (4% and 4.25% at November
     30, 2003 and May 31, 2003 respectively)
     plus 0.5% (matures September 11, 2011);
     collateralized by certain real estate,
     fixtures and assignment of life
     insurance policy with a principal
     shareholder. The note is also guaranteed
     by a principal shareholder and the
     Company is required to maintain certain
     covenants including $1,000,000 in
     working capital and a ratio of maximum
     debt to net worth of seven to one.
     The Company was in compliance with these
     covenants at November 30, 2003 and May
     31, 2003.                                $       664,468     $    695,523

     Less current portion of long-term debt   $       (63,804)    $    (63,804)
                                              ---------------     ------------
                                              $       600,664     $    631,719
                                              ===============     ============

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

     In 2000, PHAZAR CORP's Board of Directors granted a stock option to purchase 75,000 at $2.00 per share to Steve Schueler, an employee of PHAZAR CORP. The options have an expiration date of November 20, 2007 or the employee's last day of employment.

     During the years ended May 31, 2003 and 2002, the Board of Directors did not grant any stock options.

     A summary of the status of the Company's stock option plans as of November 30, 2003 and May 31, 2003 and changes for the 2 periods then ended are as follows:

                                                      Weighted
                                                       Average
                                                      Exercise
                                           Shares      Price
                                           -------    --------
         Outstanding at May 31, 2001       488,000        2.16
                  Granted                        -           -
                  Exercised                      -           -
                  Forfeited                  8,000        2.47
                                           -------
         Outstanding at May 31, 2002       480,000        2.15
                  Granted                        -           -
                  Exercised                      -           -
                  Forfeited                345,000        2.21
                                           -------
         Outstanding at May 31, 2003       135,000        2.00
                  Granted                        -           -
                  Exercised                  5,000        2.00
                  Forfeited                      -           -
                                           -------
         Outstanding at November 30, 2003  130,000        2.00
                                           =======
         Exercisable at November 30
           and May 31, 2003                130,000     110,250
                                           =======     =======
         Weighted averaged remaining
           contractual life (in years)
           2001 and 2000 plans at
           November 30 and May 31, 2003       3.20         4.5
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

NOTE 10  MERGER

     On October 31, 2003, the Company entered into a definitive merger agreement to be acquired by YDI Wireless, Inc., a developer and supplier of broadband wireless solutions. Under the terms of the agreement, PHAZAR CORP stockholders will receive 1.2 shares of YDI common stock for each share of PHAZAR CORP common stock. The consummation of the merger is contingent upon approval by the stockholders of PHAZAR CORP, regulatory approvals and the satisfaction of other closing conditions set forth in the merger agreement.

NOTE 11  DEFERRED REVENUE

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

Results of Operations

Second Quarter Ended November 30, 2003 Compared to Second Quarter Ended November 30, 2002

PHAZAR CORP's consolidated sales from operations were $2,679,624 for the quarter ended November 30, 2003 compared to sales of $1,966,112 for the second quarter ended November 30, 2002. PHAZAR CORP recorded a net profit of $293,637 for the second quarter of fiscal year 2004 compared to a net profit of $126,215 for the second quarter of fiscal year 2003. PHAZAR CORP's sales and income improved in the second quarter of fiscal year 2004 due to the revenue of $1,481,839 recognized in the second quarter on the $6.2 million BAE Systems ATI production contract for antennas, antenna support structures and ground screen items. The firm fixed-price contract has a scheduled completion date of July 31, 2004 and includes milestone payments during the life of the contract as shown below:

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

When a milestone payment is received, it is recorded on the balance sheet under current assets as cash and under current liabilities as deferred revenue: BAE Systems ATI. PHAZAR CORP totals material costs, labor cost, overhead costs and profit on the contract work orders monthly and recognizes this amount as revenue at the end of the month. The amount recognized as revenue on the contract is applied against the deferred revenue, reducing the deferred revenue balance. As of November 30, 2003 this contract is on schedule and it is anticipated that approximately $3 million will be recognized as revenue on this contract in the second six months of fiscal year 2004. The balance of the contract value, approximately $1 million, will be recognized as revenue in the first quarter of fiscal year 2005.

Cost of sales and contracts were $1,965,053 for the quarter ended November 30, 2003 compared to $1,139,198 for the second quarter ended November 30, 2002. The gross profit margin for the second quarter of fiscal year 2004 was 27% compared to 42% for the second quarter of last year. The decrease in gross profit margin is due to the mix of products sold in the quarter and the conservative estimated profit margin applied when revenue was recognized on the BAE Systems ATI contract. Sales and administration expenses were lower in the second quarter of fiscal year 2004, $263,088 versus $506,514 in the second quarter of fiscal year 2003. Sales and administration expenses as a ratio to sales were 10% in the second quarter of this year compared to 26% in the same period last year. Sales and administration expenses decreased when charges to overhead accounts decreased and labor charges to contract work orders increased. PHAZAR CORP's operating margin for the second quarter of fiscal year 2004 was 17% compared to 16% in the second quarter of fiscal year 2003. Interest expense in the second quarter of fiscal year 2004 was $11,913 versus $42,231 in the same time period of fiscal year 2003 due to the reduction in debt that occurred as part of the sale of Phazar Aerocorp Inc. on May 31, 2003.

PHAZAR CORP's backlog totaled $5.6 million on November 30, 2003. The backlog on November 30, 2003 includes the approximate balance of $3.9 million remaining on the $6.2 million production contract from BAE Systems ATI. PHAZAR CORP's backlog totaled $2.7 million on November 30, 2002.

Six Months  Ended  November 30, 2003  Compared to Six Months Ended  November 30,
2002

PHAZAR CORP's sales improved in the first six months of fiscal year 2004 due to the work completed on the BAE Systems ATI production contract. Revenue from this contract totaled $2,232,491 in the first half of fiscal year 2004. PHAZAR CORP's consolidated sales from operations totaled $4,769,814 in the first half of fiscal year 2004, compared to $3,882,222 in the first half of fiscal year 2003. PHAZAR CORP's continuing operations recorded a net profit of $612,957 for the six-month period ending November 30, 2003 compared to a net profit of $276,050 for the six-month period ending November 30, 2002. Cost of sales and contracts were $3,215,720 for the first six months of fiscal year 2004 compared to $2,162,614 for the first six months of fiscal year 2003. The gross margin for the first six months was 33% compared to 44% for the first six months of last year. The decrease in gross profit margin is due to the mix of products sold in the quarter and the conservative estimated profit margin applied when revenue was recognized on the BAE Systems ATI contract. Sales and administrative expenses as a percent of sales were 13% in the first six months of this year compared to 31% in the same period last year. Sales and administration expenses decreased when charges to overhead accounts decreased and labor charges to contract work orders increased. PHAZAR CORP's operating margin for the first half of fiscal year 2004 was 20% compared to 13 % in the first half of fiscal year 2003. Discretionary product development spending was $94,723, or 2% of sales, compared to $114,354, or 3% of sales for the comparable period last year. The decrease in discretionary product development is attributed to the reallocation of engineering resources to contract requirements.

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

Liquidity and Capital Resources

Funds generated from operations are the major internal sources of liquidity and are supplemented by funds derived from capital markets, principally bank facilities. PHAZAR CORP has a $1.0 million revolving demand line of credit with a bank that was renewed in September 2003. The credit line is regulated under a borrowing base formula using inventories and accounts receivable as collateral. The interest rate is established as one percentage point over Wall Street prime and is subject to a loan agreement with restrictive covenants. The most restrictive financial covenant requires PHAZAR CORP to maintain $2.0 million in tangible net worth and Antenna Products Corporation to maintain $1.0 million of working capital. At November 30, 2003 PHAZAR CORP had a tangible net worth of $3.2 million and Antenna Products had working capital of $2.1 million. As of November 30, 2003 Antenna Products Corporation had drawn $0 of the $1.0 million line of credit with $1.0 million of the borrowing base available and unused. The BAE Systems ATI contract milestone payments schedule was designed to provide Antenna Products Corporation with the cash to complete the contract without drawing on the Company's line of credit. As of November 30, 2003, Antenna

Products Corporation has received three milestone payments that total $3,000,000. With customer funding in place on this contract, PHAZAR CORP believes that its cash and the credit available at November 30, 2003 is sufficient to fund the Company's operations for at least 12 months.

Management of the operating subsidiaries evaluate the facilities and review equipment requirements for existing and projected contracts on a regular basis. An annual capital plan is generated by management and submitted to the Board of Directors for review and approval. In fiscal year 2003 capital expenditures for new and replacement equipment totaled approximately $62,000. In the first six months of fiscal year 2004 capital expenditures for new and replacement equipment totaled approximately $222,370. This equipment and the equipment purchased in 2004 was paid for with cash. No additional capital expenditures are planned for the balance of fiscal year 2004. The Company anticipates that the existing facilities and equipment are adequate to handle the projected business in fiscal year 2005 and intends to limit the 2005 capital program to less than $150,000 for improvements and replacement items.

At November 30, 2003, PHAZAR CORP had cash and cash equivalents of $1,152,948 including a balance of BAE Systems ATI milestone payments received as of November 30, 2003 of $676,324 (deferred revenue).

The decrease in accounts receivable to $563,811 at November 30, 2003 from $984,556 at May 31, 2003 reflects the increase in activity on the BAE Systems ATI production contract and a decrease in sales in other products. The backlog of orders of other products was $1.7 million on November 30, 2003 compared to $2.1 million at year-end. Based on the number of enquiries received in November, sales of other products including instrument landing systems and commercial wireless antennas are expected to remain down until after January 1, 2004. The increase in accounts payable to $398,344 at November 30, 2003 from $67,402 at May 31, 2003 reflects the material purchased for the BAE Systems ATI production contract. Inventories increased to $1,784,606 at November 30, 2003 from $1,690,716 at May 31, 2003 due in part to an increase in work in process on items not scheduled to ship until after January 1, 2004.

Cash  provided by the  continuing  operating  activities in the six months ended
November 30, 2003 was $2,225,385 compared to $529,212 for the same time period in 2002. $612,957 of the cash provided by continuing operating activities at November 30, 2003 represented PHAZAR CORP's net income compared to $276,050 net income at November 30, 2002.

Cash utilized in investing activities in the six months ended November 30, 2003 was $222,370 compared to $0 cash utilized in investing activities for the same period in 2002. The capital expenditure in 2003 was required to support the BAE Systems ATI production contract.

Cash used in financing activities in the six months ended November 30, 2003 was $1,041,055 compared to cash used in of $188,884 for the same period in 2002. The financing activities for the six months ended November 30, 2003 consisted primarily of payments on the revolving demand line of credit with a bank and principal payments on long term debt. The financing activities for the six months ended November 30, 2002 also consisted primarily of payments on the revolving demand line of credit with a bank and principal payments on long term debt.

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

Item 3.  Controls and Procedures

As of November 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of November 30, 2003. There has not been any change in the Company's internal control during the Company's last fiscal quarter that has materially affected or is reasonably likely to materially affect internal controls over financial reporting as of November 30, 2003.

PART II-OTHER INFORMATION

Item 5.  Other Information

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

Item 6.  Exhibits and Reports on Form 8-K.

a)       Exhibits

         Exhibit 2 - Agreement and Plan of Merger thereto between        Herein
         PHAZAR CORP and YDI Wireless, Inc. dated October 30, 2003

         Exhibit 3 (i) - Articles of Incorporation of PHAZAR CORP and    (1)
                         amendments
         Exhibit 3 (ii) - By-Laws of PHAZAR CORP                         (1)

         Exhibit 4(ii) - Texas Bank Note Dated September 30, 1991        (1)

         Exhibit 10 (b) - BAE Systems ATI Contract dated May 5, 2003     (2)

         Exhibit 15 - Independent Auditor's Report dated July 18, 2003   (2)

         Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of        Herein
                        Chief Executive Officer

         Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of        Herein
                        Chief Financial Officer

         Exhibit 32.1 - Section 1350 Certification                       Herein

b)       Reports on Form 8-K

           On June 13, 2003 the registrant filed a Form 8-K for the purpose of disclosing the sale of the assets and business of Phazar Aerocorp Inc., a Texas Corporation and 80% owned subsidiary of PHAZAR CORP. The sale was effective on May 31, 2003. The effect of the sale has been included in the consolidated financials as discontinued operations.
-----------------------
(1) Incorporated by reference to the same exhibit number included in registrant's Form 10-KSB/A for the fiscal year ended May 31, 2000, dated February, 20, 2004

(2) Incorporated by reference to the same exhibit number included in registrant's Form 10-KSB/A for the fiscal year ended May 31, 2003, dated February 20, 2004

                                    SIGNATURE
                                    ---------

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

                                  EXHIBIT INDEX

         Exhibit 2 - Agreement and Plan of Merger thereto between        Herein
                     PHAZAR CORP and YDI Wireless, Inc. dated
                     October 30, 2003

         Exhibit 3 (i) - Articles of Incorporation of PHAZAR CORP        (1)
                         and amendments
         Exhibit 3 (ii) - By-Laws of PHAZAR CORP                         (1)

         Exhibit 4(ii) - Texas Bank Note Dated September 30, 1991        (1)

         Exhibit 10 (b) - BAE Systems ATI Contract dated May 5, 2003     (2)

         Exhibit 15 - Independent Auditor's Report dated July 18, 2003   (2)

         Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of        Herein
                        Chief Executive Officer

         Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of        Herein
                        Chief Financial Officer

         Exhibit 32.1 - Section 1350 Certification                       Herein

-----------------------
(1)   Incorporated   by  reference  to  the  same  exhibit  number  included  in registrant's Form 10-KSB/A for the fiscal year ended May 31, 2000, dated February, 20, 2004

(2)   Incorporated   by  reference  to  the  same  exhibit  number  included  in registrant's Form 10-KSB/A for the fiscal year ended May 31, 2003, dated February 20, 2004