Form 10QSB
period 2004-02-29
PHAZAR CORP
filed 2004-04-14
CIK 724267

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended February 29, 2004

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
       For the transition period from ______________ to _______________

                         Commission file number 0-12866

                                   PHAZAR CORP
           ---------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)

             Delaware                                    75-1907070
 -------------------------------               -------------------------------
(State or other  jurisdiction of              (IRS Employer Identification No.)
 incorporation  or  organization)


                101 S.E. 25th Avenue, Mineral Wells, Texas 76067
                     (Address of principal executive offices)

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

                                   Yes (X) No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,194,228 as of February 29, 2004.

                          PHAZAR CORP AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB
                                                                           PAGE
PART I    FINANCIAL INFORMATION                                           NUMBER

   Item 1.   Financial Statements for PHAZAR CORP
             and Subsidiaries

             Consolidated Balance Sheets -                                   3
             February 29, 2004 and May 31, 2003

             Consolidated Statements of Operations -                         5
             Three Months Ended February 29, 2004 and February 28, 2003
             Nine Months Ended February 29, 2004 and February 28, 2003

             Consolidated Statements of Cash Flows -                         6
             Nine Months Ended February 29, 2004 and February 28, 2003

             Notes to Consolidated Financial Statements                      8

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operation                   17

   Item 3.   Controls and Procedures
                                                                            22

PART II    OTHER INFORMATION

   Item 5.   Other Information                                              23

   Item 6.   Exhibits and Reports on Form 8-K                               23

             Signatures                                                     24

             Certifications

Item 1.           Financial Statements


                          PHAZAR CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                      February 29,    May 31,
                                                         2004          2003
                                                      (Unaudited)    (Audited)
                                                      -----------   -----------

Current assets:
Cash and cash equivalents                             $   767,938   $   190,988
Accounts receivable:
 Trade, net of allowance for doubtful accounts
   of $7,021 as of February 29, 2004 and
   as of  May 31, 2003                                    534,485       808,708
 United States Government                                  77,499       175,848
Inventories                                             1,744,552     1,690,716
Prepaid expenses and other assets                          84,822        68,314
Income taxes receivable                                      --           2,000
Deferred income taxes                                      71,207        71,207
                                                      -----------   -----------

   Total current assets                                 3,280,503     3,007,781

Property and equipment, net                             1,540,327     1,509,782

Identifiable Intangible Assets                            112,294       185,030

Deferred income taxes                                        --          16,161
                                                      -----------   -----------

TOTAL ASSETS                                          $ 4,933,124   $ 4,718,754
                                                      ===========   ===========













The Notes to Consolidated Financial Statements are an integral part of these statements

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Notes payable                                     $      --       $ 1,020,000
  Current portion of long-term debt                      63,804          63,804
  Deferred revenue: BAE Systems ATI                     173,935            --
  Accounts payable                                      193,684          67,402
  Accrued expenses                                      379,864         386,524
  Income taxes payable                                   54,507           6,314
                                                    -----------     -----------
   Total current liabilities                            865,794       1,544,044


Long-term debt                                          584,530         631,719
Deferred income taxes                                   117,246            --
                                                    -----------     -----------

    Total long-term liabilities                         701,776         631,719
                                                    -----------     -----------
     Total liabilities                                1,567,570       2,175,763

                                                    -----------     -----------
COMMITMENTS AND CONTINGENCIES                              --              --

SHAREHOLDERS' EQUITY

Preferred Stock, $1 par, 2,000,000 shares
    authorized, none issued
    or outstanding, attributes to be
    determined when issued                                 --              --
Common stock, $0.01 par, 6,000,000 shares
    authorized 2,194,228 and 2,182,028
    issued and outstanding                               21,943          21,820
  Additional paid in capital                          2,807,336       2,765,539
  Retained earnings (deficit)                           536,275        (244,368)
                                                    -----------     -----------
    Total shareholders' equity                        3,365,554       2,542,991

                                                    -----------     -----------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 4,933,124     $ 4,718,754
                                                    ===========     ===========







The Notes to Consolidated Financial Statements are an integral part of these statements

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE PERIODS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003
                                   (Unaudited)


                                                   Nine Months Ended           Three Months Ended
                                             Feb 29, 2004   Feb 28, 2003   Feb 29, 2004   Feb 28, 2003
 Sales and contract revenues                  $ 7,224,864    $ 5,683,684    $ 2,455,050    $ 1,801,462
 Cost of sales and contracts                    4,962,626      3,457,457      1,746,906      1,294,843
                                              -----------    -----------    -----------    -----------



    Gross Profit                                2,262,238      2,226,227        708,144        506,619
 Sales and administration expenses              1,063,323      1,659,987        458,826        442,280
                                              -----------    -----------    -----------    -----------
    Operating Profit                            1,198,915        566,240        249,318         64,339
                                              -----------    -----------    -----------    -----------
 Other income (expense)
      Interest expense                           (40,515)      (119,497)       (11,483)       (34,397)
      Interest income                                676            452             66            233
      Other Income                                23,717         (4,096)        16,166         (5,334)
                                              -----------    -----------    -----------    -----------
 Total other expense                             (16,122)      (123,141)         4,749        (39,498)
                                              -----------    -----------    -----------    -----------
 Income from continuing operations before
 income taxes                                   1,182,793        443,099        254,067         24,841

 Income tax provision                           (402,150)      (150,654)       (86,383)        (8,446)
                                              -----------    -----------    -----------    -----------

 Income from continuing operations                780,643        292,445        167,684         16,395
                                              -----------    -----------    -----------    -----------
 Discontinued Operations
      Loss from operations of discontinued
       Aircraft Interiors segment net of,
       $287,278 and $197,702 tax benefit
       in 2003                                       --        (557,657)           --        (383,774)
                                              -----------    -----------    -----------    -----------
 Net income (loss)                            $   780,643    $ (265,212)    $   167,684    $ (367,379)
                                              ===========    ===========    ===========    ===========
 Basic earnings (loss) per common share
       Continuing operations                         0.36           0.13           0.08           0.01
       Discontinued operations                       --           (0.25)           --           (0.18)
                                              -----------    -----------    -----------    -----------
       Net earnings per common share          $      0.36    $    (0.12)    $      0.08    $    (0.17)
                                              ===========    ===========    ===========    ===========

  Diluted earnings (loss) per common share    $      0.35    $    (0.12)    $      0.07    $    (0.17)
                                              ===========    ===========    ===========    ===========







The Notes to Consolidated Financial Statements are an integral part of these statements

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003
                                   (Unaudited)
                                                          Nine Months Ended
                                                               February
                                                       29, 2004       28, 2003
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income from continuing operations                $   780,643    $   292,445
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                         190,602        218,580
    Amortization                                          72,736         71,527
    Stock based compensation                              31,920          6,715
    Deferred federal income tax                          133,407         18,507
    Loss on disposal of fixed assets                       1,223           --
    Changes in assets and liabilities:
      Accounts receivable                                372,572      (415,254)
      Inventory                                         (53,836)        196,811
      Prepaid expenses                                  (16,508)       (61,543)
      Income tax receivable                                2,000        477,282
      Deferred revenue                                   173,935           --
      Accounts payable                                   126,282      (103,200)
      Accrued expenses                                   (6,660)         54,372
      Income taxes payable                                48,193           --
                                                     -----------    -----------

  Net cash provided by continuing operations           1,856,509        756,242

  Net cash used in discontinued operations                  --        (529,607)
                                                     -----------    -----------

  Net cash provided by operating activities            1,856,509        226,635
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                   (222,370)           --
                                                     -----------    -----------
        Net cash used in investing activities          (222,370)           --

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net payments under bank line of credit            (1,020,000)       (85,000)
   Principal payments on long term debt                 (47,189)       (44,066)
   Proceeds from exercise of stock options                10,000           --
                                                     -----------    -----------
   Net cash used in financing activities             (1,057,189)      (129,066)
                                                     -----------    -----------
   Net increase in cash and cash equivalents             576,950         97,569
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, beginning of Period           190,988        201,806
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS, end of period             $   767,938    $   299,375
                                                     ===========    ===========
The Notes to Consolidated Financial Statements are an integral part of these statements

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:

    Interest (none capitalized)                      $    40,515    $   119,497
                                                     ===========    ===========

    Income taxes                                     $   220,550    $      --
                                                     ===========    ===========

SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES

 Stock Based Compensation                            $    31,920    $     6,715
                                                     ===========    ===========







The Notes to Consolidated Financial Statements are an integral part of these statements

                                     PART 1

NOTE 1            STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 29, 2004, the results of operations for the nine months ended and three months ended February 29, 2004 and February 28, 2003, and the cash flows for the nine months ended February 29, 2004 and February 28, 2003. These results have been determined on the basis of United States generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's audited financial statements for its fiscal year ended May 31, 2003.

Earnings (loss) per share are computed by dividing net income (loss) available for common stock by the weighted average number of common shares outstanding during the year. Weighted average shares outstanding were 2,188,206 and 2,177,178 for the nine months ended February 29, 2004 and February 28, 2003, respectively. Stock options outstanding at February 28, 2003 were not included in earnings per share because their effect would be anti-dilutive.

Dilutive effect of stock options outstanding for the nine months and three months ended February 29, 2004 was computed as follows:

                                            Three Months Ended Nine Months Ended
                                             February 29, 2004 February 29, 2004
                                            ------------------ -----------------
Numerator:
    Net income (loss)                          $       167,684           780,643
                                               ---------------   ---------------
    Numerator for basic and diluted earnings
    per share                                          167,684           780,643

Denominator:
    Weighted-average shares outstanding-basic        2,188,206         2,188,206

Effect of dilutive securities:
    Stock options                                       70,499            70,499
                                               ---------------   ---------------

Dilutive potential common shares                        70,499            70,499
                                               ---------------   ---------------

    Denominator for diluted earning per
    share-weighted-average shares                    2,258,705         2,258,705
                                               ===============   ===============

    Basic earnings (loss) per share            $          0.08   $          0.36
                                               ===============   ===============

    Diluted earnings (loss) per share          $          0.07   $          0.35
                                               ===============   ===============

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

The majority of Antenna Products Corporation's revenues come from fixed-price contracts, secured through a bidding process, for particular, custom ordered antenna production systems that Antenna Products Corporation builds according to the specifications of the customer. Except for inventory of standard products including small antennas, accessories and some towers in the amount of $339,825 at February 29, 2004, Antenna Products Corporation does not build and inventory equipment for future off the shelf sales. The sales volume for a particular antenna or antenna system is, therefore, a function of the fixed price contracts for build to order antennas or systems awarded to Antenna Products Corporation. However, a general product sales breakdown for fiscal year ended May 31, 2003 and the nine months ended February 29, 2004, as a percentage of total sales are, as follows:

                                   For fiscal year          For nine months
                                 ended May 31, 2003     ended February 29, 2004
                                 ------------------     -----------------------

Antenna Sales                            7%                      2%

Shipboard Equipment Sales               19%                      1%

Instrument Landing System Sales         19%                     10%

Collinear Antenna Sales                 14%                      7%

Tower Sales                              6%                      2%

Mast Sales                               2%                      2%

Standard Product Sales                   5%                      5%

Spares and Accessories Sales            18%                     14%

Commercial Antenna Sales                10%                      6%

BAE Systems ATI Sales                    0%                     51%

Antenna Products Corporation's customer base is primarily government and government prime contractor focused, but this is slowly changing as Antenna Products Corporation continues to develop and market new commercial products. Antenna Products Corporation's market is international in scope. Antenna Products Corporation currently focuses on developing domestic markets and has a limited amount of foreign sales. The specialized need of Antenna Products Corporation's customers and the technology required to meet those needs change constantly. Accordingly, Antenna Products Corporation stresses its engineering, installation, service and other support capabilities. Antenna Products Corporation uses its own sales and engineering staff to service its principal markets. Some of Antenna Products Corporation's contracts are large relative to total annual sales volume and therefore the composition of the customer base is different year to year. In 2003 the U.S. Government was the single largest customer, and accounted for 21% of the sales volume. THALES ATM (fka AIRSYS, ATM, Inc.) was the second largest customer and accounted for 16% of total sales. Orders for equipment in some of these product categories are in backlog and, therefore, the U.S. Government and THALES ATM, Inc. are expected to be major clients again in 2004.

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

As discussed above, Antenna Products Corporation is primarily a build to order company and most manufacturing requirements are established on a contract basis. For this reason, the majority of the inventory is work in process. Approximately 19% of total inventory, $339,825 is currently maintained in stock for delivery to customers. Some raw materials are also inventoried to support customer delivery schedules. Antenna Products Corporation performs work for the United States Government primarily under fixed-price prime contracts and subcontracts. Under fixed-price contracts, Antenna Products Corporation realizes any benefit or detriment occasioned by lower or higher costs of performance.

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

Antenna Products Corporation does not depend on any license, patent or trademark, other than its good name, to secure business. While Antenna Products Corporation does hold certain patents, they are not material to its business.

While Antenna Products Corporation complies with all environmental laws, the costs and effects of compliance are not material to its operations.

Antenna Products Corporation plans to reinvest from 2% to 5% of sales in research and development projects, and bid and proposal activities. The mix of expenditures between the two areas in any given year is a function of the demand for new independently developed innovative systems and the level of requirements solicited. In 2003 Antenna Products Corporation invested 2.9% of sales in independent research and development (R&D) and bid and proposal activities (B&P). The level of expenditures for R&D and B&P as a ratio to sales in the first nine months of 2004 was 2.2% of sales. Antenna Products Corporation does not consider patents to be material to its operations nor would the loss of any patents adversely affect operations.

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

Phazar Antenna Corp.

Phazar Antenna Corp. is a wholly owned subsidiary of PHAZAR CORP. It was formed as a Delaware corporation and activated on June 1, 2000. Phazar Antenna Corp. moved in May, 2002 to the facilities of Antenna Products Corporation. Phazar Antenna Corp.'s address is 101 S.E. 25th Ave, Mineral Wells, TX., 76067. The telephone number is (940) 325-3301.

Phazar Antenna Corp. provides a complete line of fixed and mobile antennas for ISM (instrument scientific medical), wireless Internet, wireless LAN, wireless local loop, fixed GPS, MMDS (fixed wireless) and embedded Bluetooth market applications. This product line compliments Antenna Products Corporation's existing product lines of cellular, PCS, paging, ISM and AMR (automatic meter reading), omni-directional and sector wireless antennas. Phazar Antenna Corp sales for the nine months ended February 29, 2004 amount to approximately 3% of total sales. The Phazar Antenna Corp. commercial wireless product lines are manufactured at Antenna Products Corporation's plant in Mineral Wells, Texas.

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

Backlog

The backlog of orders at Antenna Products Corporation was $4.6 million on February 29, 2004. This compares to $2.2 million in backlog on February 28, 2003. Over 50% of this backlog will be delivered in the balance of the 2004 fiscal year.

Phazar Antenna Corp. orders are normally shipped within 2 weeks; hence Phazar Antenna Corp. backlog of orders was negligible on February 29, 2004.


NOTE  3           BUSINESS SEGMENTS

The Company sold the assets and business of Phazar Aerocorp Inc. on May 31, 2003. As a result of this sale, the Company operates in one business segment.

NOTE 4            INVENTORIES

The major components of inventories are as follows:

                                February 29, 2004                 May 31, 2003
                               ------------------              -----------------

        Raw materials          $          710,724              $        791,375
        Work in process                   694,003                       559,965
        Finished goods                    339,825                       339,376
                               ------------------              -----------------
                               $        1,744,552               $     1,690,716
                               ==================              =================

NOTE 5            NOTES PAYABLE

At February 29, 2004, and May 31, 2003 notes payable consist of a revolving note payable to a bank, with a maximum amount not to exceed the lesser of $1,000,000 and $2,000,000, respectively or a calculated borrowing base determined by a formula based upon the amount of certain qualified receivables and inventories as defined in the loan agreement.

Interest is payable monthly at the prime rate (4% and 4.25% at February 29, 2004, and May 31, 2003 respectively) plus 1% until September 30, 2004, when any unpaid principal and interest shall be due. Borrowings under the revolving note payable are collateralized by accounts receivable and inventories. Under the agreement, Antenna Products Corporation must maintain a minimum net worth of $2,000,000 and working capital of $1,000,000.

NOTE 6            LONG TERM DEBT

At February 29, 2004 and May 31, 2003, long-term debt consists of the following:

                                                February 29, 2004  May 31, 2003
                                                -----------------  ------------

     Mortgage  note to a bank,  guaranteed  80% by a
     U.S.  Government  agency,  payable  $10,050 per
     month,  including interest at the prime rate (4
     % and 4.25% at  February  29,  2004 and May 31,
     2003 respectively) plus 0.5% (matures September
     11,  2011);   collateralized  by  certain  real
     estate,   fixtures  and   assignment   of  life
     insurance policy with a principal  shareholder.
     The  note is  also  guaranteed  by a  principal
     shareholder  and the  Company  is  required  to
     maintain certain covenants including $1,000,000
     in working  capital and a ratio of maximum debt
     to net worth of seven to one.  The  Company was
     in compliance  with these covenants at February
     29, 2004 and May 31, 2003.                      $ 648,334      $  695,523


     Less current portion of long-term debt          $ (63,804)     $  (63,804)
                                                     ---------      ----------

                                                     $ 584,530      $  631,719
                                                     =========      ==========


NOTE 7            NEW ACCOUNTING PRONOUNCEMENTS

In June 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 142 "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized. Goodwill and intangible assets that have indefinite useful lives will no longer be amortized but rather will be tested at least annually for impairment by comparing to fair value. The Company recognized no amortization expense for goodwill for the nine months ended February 29, 2004. The goodwill was included in the assets purchased by Phaero LLC on May 31, 2003.

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

A summary of the status of the Company's stock option plans as of February 29, 2004 and May 31, 2003 and changes for the two periods then ended are as follows:

                                                                      Weighted
                                                                       Average
                                                                      Exercise
                                                   Shares               Price
                                                 ---------          ------------

         Outstanding at May 31, 2002              480,000                2.15
            Granted                                     -                   -
            Exercised                                   -                   -
            Forfeited                             345,000                2.21
                                                ----------

         Outstanding at May 31, 2003              135,000                2.00
            Granted                                     -                   -
            Exercised                               5,000                2.00
            Forfeited                                   -                   -
                                                ----------

         Outstanding at February 29, 2004         130,000                2.00
                                                ==========

         Exercisable at February 29, 2004
           and May 31, 2003                       130,000             110,250
                                                ==========          ============
         Weighted averaged remaining
           contractual life (in years) 2001          2.9                 3.7
           and 2000 plans at February 29, 2004  ==========          ============
           and May 31, 2003

NOTE 9            DISCONTINUED OPERATIONS

On January 27, 2000 the Company's subsidiary, Phazar Aerocorp, Inc., purchased the assets and the operations of The Upholstery Shop, Inc. for cash of $2,000,000. Phazar Aerocorp Inc. as an 80% owned subsidiary of PHAZAR CORP, operates in the aircraft interior refurbishing market.

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

On April 1, 2004, PHAZAR CORP and YDI Wireless, Inc. signed Amendment No. 1 to the Agreement and Plan of Merger. The two companies amended the merger agreement to extend the time within which the merger may be completed from April 1, 2004 to June 1, 2004.


NOTE 11            DEFERRED REVENUE

In April 2003, Antenna Products Corporation was awarded a $6,227,008 contract from BAE Systems ATI to manufacture a high power, high-frequency antenna system for installation in Alaska. The fixed-priced contract has a scheduled completion date of July 31, 2004 and stipulates scheduled milestone payments throughout the contract period. Milestone payments are received in advance of the completion of the related phase of the contract and are recorded as deferred revenue when received. Revenue is recognized when earned based on cost incurred to date plus estimated profit margin in relation to the total estimated cost plus profit margin on the entire project. Anticipated losses will be recognized in their entirety when they become apparent.

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

Results of Operations

Third Quarter Ended February 29, 2004 Compared to Third Quarter Ended February 28, 2003

PHAZAR CORP consolidated sales from operations were $2,455,050 for the quarter ended February 29, 2004 compared to sales of $1,801,462 for the third quarter ended February 28, 2003. PHAZAR CORP recorded a net profit of $167,684 for the third quarter of fiscal year 2004 compared to a net loss of $367,379 for the third quarter of fiscal year 2003.

PHAZAR CORP's sales and income improved in the third quarter of fiscal year 2004 due to the revenue of $1,502,388 recognized in the third quarter on the $6.2 million BAE Systems ATI production contract for antennas, antenna support structures and ground screen items.

On January 9, 2004 Antenna Products Corporation signed a second contract with BAE Systems ATI for $604 thousand to pack and ship the equipment discussed above to Alaska. PHAZAR CORP recognized revenue of $21,620 in the third quarter of the firm fixed-price pack and ship contract. The scheduled completion date for both contracts is July 31, 2004. The production contract and the pack and ship contract include milestone payment during the lives of the two contracts as shown below:


             Production Contract                     Pack and Ship Contract
Milestone Date         Schedule Amount      Milestone Date       Schedule Amount

April 18, 2003            $   500,000       January 9, 2004         $   123,626

April 30, 2003            $ 1,500,000       February 27, 2004       $    96,000

September 30, 2003        $ 1,000,000       March 31, 2004          $    96,000

December 30, 2003         $ 1,000,000       April 30, 2004          $    96,000

April 30, 2004            $   500,000       May 31, 2004            $    96,000

June 30, 2004             $   500,000       July 31, 2004           $    96,000

July 31, 2004             $   227,008


When a milestone payment is received, it is recorded on the balance sheet under current assets as cash and under current liabilities as deferred revenue: BAE Systems ATI. PHAZAR CORP totals material costs, labor cost, overhead costs and profit on the contract work orders monthly and recognizes this amount as revenue at the end of the month. The amount recognized as revenue on the contract is applied against the deferred revenue, reducing the deferred revenue balance. As of February 29, 2004 this contract is on schedule and it is anticipated that approximately $1.7 million will be recognized as revenue on this contract in the final three months of fiscal year 2004. The balance of the contract value, approximately $1.3 million, will be recognized as revenue in the first quarter of fiscal year 2005.

Cost of sales and contracts were $1,746,906 for the quarter ended February 29, 2004 compared to $1,294,843 for the third quarter ended February 28, 2003. The gross profit margin for the third quarter of fiscal year 2004 was 29% compared to 28% for the third quarter of last year. The increase in gross profit margin is due to the mix of products sold in the quarter and the conservative estimated profit margin applied when revenue was recognized on the BAE Systems ATI contract. Sales and administration expenses were higher in the third quarter of fiscal year 2004, $458,826 versus $442,280 in the third quarter of fiscal year 2003. Sales and administration expenses as a ratio to sales were 19% in the third quarter of this year compared to 25% in the same period last year. Sales and administration expenses increased when charges to overhead accounts increased and labor charges to contract work orders decreased. PHAZAR CORP's margin on continuous operations for the third quarter of fiscal year 2004 was 10% compared to 1% in the third quarter of fiscal year 2003. Interest expense in the third quarter of fiscal year 2004 was $11,483 versus $34,397 in the same time period of fiscal year 2003 due to the reduction in debt that occurred as part of the sale of Phazar Aerocorp Inc. on May 31, 2003.

PHAZAR CORP's backlog totaled $4.6 million on February 29, 2004. The backlog on February 29, 2004 includes the approximate balance of $3.0 million remaining on the two contracts from BAE Systems ATI. PHAZAR CORP's backlog totaled $2.5 million on February 28, 2003.

Nine Months Ended February 29, 2004 Compared to Nine Months Ended February 28, 2003

PHAZAR CORP's sales improved in the first nine months of fiscal year 2004 due to the work completed on the BAE Systems ATI production contract. Revenue from this contract totaled $3,734,879 in the first nine months of fiscal year 2004. PHAZAR CORP's consolidated sales from operations totaled $7,224,864 in the first nine months of fiscal year 2004, compared to $5,683,684 in the first nine months of fiscal year 2003. PHAZAR CORP's continuing operations recorded a net profit of $780,643 for the nine-month period ending February 29, 2004 compared to a net profit of $292,445 for the nine-month period ending February 28, 2003. Cost of sales and contracts were $4,962,626 for the first nine months of fiscal year 2004 compared to $3,457,457 for the first nine months of fiscal year 2003. The gross margin for the first nine months was 31% compared to 39% for the first nine months of last year. The decrease in gross profit margin is due to the mix of products sold in the period and the conservative estimated profit margin applied when revenue was recognized on the BAE Systems ATI contract. Sales and administrative expenses as a percent of sales were 15% in the first nine months of this year compared to 29% in the same period last year. Sales and administration expenses decreased when charges to overhead accounts decreased and labor charges to contract work orders increased during the nine month period. PHAZAR CORP's margin on continuing operations for the first nine months of fiscal year 2004 was 16% compared to 8% in the first nine months of fiscal year 2003. Discretionary product development spending was $156,029, or 2% of sales, compared to $169,211, or 3% of sales for the comparable period last year. The decrease in discretionary product development is attributed to the reallocation of engineering resources to contract requirements.

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

Liquidity and Capital Resources

Funds generated from operations are the major internal sources of liquidity and are supplemented by funds derived from capital markets, principally bank facilities. PHAZAR CORP has a $1.0 million revolving demand line of credit with a bank that was renewed in September 2003. The credit line is regulated under a borrowing base formula using inventories and accounts receivable as collateral. The interest rate is established as one percentage point over Wall Street prime and is subject to a loan agreement with restrictive covenants. The most restrictive financial covenant requires PHAZAR CORP to maintain $2.0 million in tangible net worth and Antenna Products Corporation to maintain $1.0 million of working capital. At February 29, 2004 PHAZAR CORP had a tangible net worth of $3.4 million and Antenna Products had working capital of $2.4 million. As of February 29, 2004 Antenna Products Corporation had drawn $0 of the $1.0 million line of credit with $1.0 million of the borrowing base available and unused. The BAE Systems ATI contract milestone payments schedule was designed to provide Antenna Products Corporation with the cash to complete the contract without drawing on the Company's line of credit. As of February 29, 2004, Antenna Products Corporation has received four milestone payments that total $4,000,000. With customer funding in place on this contract, PHAZAR CORP believes that its cash and the credit available at February 29, 2004 is sufficient to fund the Company's operations for at least 12 months.

Management of the operating subsidiaries evaluate the facilities and review equipment requirements for existing and projected contracts on a regular basis. An annual capital plan is generated by management and submitted to the Board of Directors for review and approval. In fiscal year 2003 capital expenditures for new and replacement equipment totaled approximately $62,000. In the first nine months of fiscal year 2004 capital expenditures for new and replacement equipment totaled approximately $222,370. This equipment and the equipment purchased in fiscal year 2003 was paid for with cash. No additional capital expenditures are planned for the balance of fiscal year 2004. The Company anticipates that the existing facilities and equipment are adequate to handle the projected business in fiscal year 2005 and intends to limit the 2005 capital program to less than $150,000 for improvements and replacement items.

At February 29, 2004, PHAZAR CORP had cash and cash equivalents of $767,938 including a balance of BAE Systems ATI milestone payments received as of February 29, 2004 of $173,935 (deferred revenue).

The decrease in accounts receivable to $611,984 at February 29, 2004 from $984,556 at May 31, 2003 reflects the increase in activity on the BAE Systems ATI production contract and a decrease in sales in other products. The backlog of orders of other products was $1.6 million on February 29, 2004 compared to $2.1 million at year-end. Based on the number of enquiries received in February, sales of other products including instrument landing systems and commercial wireless antennas are expected to remain down until after April 1, 2004. The increase in accounts payable to $193,684 at February 29, 2004 from $67,402 at May 31, 2003 reflects the material purchased for the BAE Systems ATI production contract. Inventories increased to $1,744,552 at February 29, 2004 from $1,690,716 at May 31, 2003 due in part to an increase in work in process on items not scheduled to ship until after March 31, 2004.

Cash provided by the continuing operating activities in the nine months ended February 29, 2004 was $1,856,509 compared to $756,242 for the same time period in 2003. $780,643 of the cash provided by continuing operating activities at February 29, 2004 represented PHAZAR CORP's net income compared to $292,445 net income from continuing operating activities at February 28, 2003.

Cash utilized in investing activities in the nine months ended February 29, 2004 was $222,370 compared to $0 cash utilized in investing activities for the same period in 2003. The capital expenditure in 2004 was required to support the BAE Systems ATI production contract.

Cash used in financing activities in the nine months ended February 29, 2004 was $1,057,189 compared to cash used in financing activities of $129,066 for the same period in 2003. The financing activities for the nine months ended February 29, 2004 consisted primarily of payments on the revolving demand line of credit with a bank and principal payments on long term debt. The financing activities for the nine months ended February 28, 2003 also consisted primarily of payments on the revolving demand line of credit with a bank and principal payments on long term debt.

Antenna Products Corporation has a long-term bank note for $1.2 million collateralized by the Antenna Products Corporation plant, property, and equipment. The balance as of February 29, 2004 is approximately $648 thousand with payments amortized over 20 years ending in 2011. The interest is variable at one half point over prime interest rate with the note supported by an FmHA guarantee under the federal guidelines of a rural business industry loan. The note is guaranteed by a principal shareholder.


Item 3.  Controls and Procedures

As of February 29, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of February 29, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to February 29, 2004.

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

YDI Wireless, Inc. filed a Form S-4 Registration Statement with the United States Securities and Exchange Commission on December 12, 2003 to register the YDI Wireless shares to be issued in exchange for the PHAZAR CORP shares. The registration statement includes a notice of meeting of shareholders, a proxy and proxy statement of PHAZAR CORP that contains relevant information pertaining to the merger that will be mailed to shareholders of PHAZAR CORP upon the registration statement becoming effective. YDI Wireless received comments on the S-4 from the SEC in a letter dated January 23, 2004. In response to the comments, YDI Wireless filed Amendment No. 1 to the Form S-4 on March 2, 2004. YDI Wireless received a second set of comments on Amendment No. 1 to the Form S-4 from the SEC in a letter dated March 12, 2004. YDI Wireless is addressing the second set of SEC comments in connection with its' contemplated filing of Amendment No. 2 to the Form S-4.

Item 6.  Exhibits and Reports on Form 8-K.

a)       Exhibits

         Exhibit 2 - Agreement and Plan of Merger thereto between         (2)
         PHAZAR CORP and YDI Wireless, Inc. dated October 30, 2003

         Exhibit 3 (i) -  Articles of Incorporation of PHAZAR CORP        Herein
         and amendments

         Exhibit 3 (ii) - By-Laws of PHAZAR CORP                          Herein

         Exhibit 4(ii) - Texas Bank Note Dated September 30, 1991         Herein

         Exhibit 10 (b) - BAE Systems ATI Contract dated May 5, 2003      Herein

         Exhibit 15 - Independent Auditor's Report dated July 18, 2003   (1)

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


(1)   Incorporated   by  reference  to  the  same  exhibit  number  included  in registrant's Form 10-KSB/A for the fiscal year ended May 31, 2003, dated February 20, 2004

(2)   Incorporated   by  reference  to  the  same  exhibit  number  included  in registrant's Form 10-QSB/A for the second quarter November 30, 2003


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   PHAZAR CORP




Date:  April 14, 2004              /s/ Clark D. Wraight
                                   ---------------------------------------------
                                   Clark D. Wraight, Principal Financial Officer
                                   and Principal Accounting Officer

                                  EXHIBIT INDEX

      Exhibit 2 - Agreement and Plan of Merger thereto between            (2)
                      PHAZAR CORP and YDI Wireless, Inc. dated
                      October 30, 2003

      Exhibit 3 (i) -  Articles of Incorporation of PHAZAR CORP           Herein
                         and amendments

      Exhibit 3 (ii) - By-Laws of PHAZAR CORP                             Herein

      Exhibit 4 (ii) - Texas Bank Note Dated September 30, 1991           Herein

      Exhibit 10 (b) - BAE Systems ATI Contract dated May 5, 2003         Herein

      Exhibit 15 - Independent Auditor's Report dated July 18, 2003       (1)

      Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Chief      Herein
                       Executive Officer

      Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Chief      Herein
                       Financial Officer

      Exhibit 32.1 - Section 1350 Certification                           Herein


(1)   Incorporated   by  reference  to  the  same  exhibit  number  included  in registrant's Form 10-KSB/A for the fiscal year ended May 31, 2003, dated February 20, 2004

(2)   Incorporated   by  reference  to  the  same  exhibit  number  included  in registrant's Form 10-QSB/A for the second quarter November 30, 2003