Form 10KSB
period 2004-05-31
PHAZAR CORP
filed 2004-08-06
CIK 724267

================================================================================
                       Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-KSB
(Mark One)
  [  X  ]     ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended May 31, 2004

                                       OR
  [     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE EXCHANGE ACT OF 1934

                         Commission file number 0-12866
                                                -------
                                   PHAZAR CORP
              ----------------------------------------------------
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

Check whether the issuer has (i) filed all reports required by Section 13 or 15(d) of the Exchange ACT during the past 12 months, and (ii) been subject to such filing requirements for the past ninety (90) days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The Company's net sales for Fiscal Year ended May 31, 2004 was $11,713,910.

As of July 12, 2004, 2,197,828 shares of Common Stock were outstanding and the aggregate market value of the Common Stock (based on the latest price of known transactions on the Nasdaq Smallcap Market) held by non-affiliates (967,639 shares) was approximately $4,189,877.

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

The majority of Antenna Products Corporation's revenues come from fixed-price contracts, secured through a bidding process, for particular, custom ordered antenna production systems that Antenna Products Corporation builds according to the specifications of the customer. Except for inventory of standard products including small antennas, accessories and some towers in the amount of $378,060 at May 31, 2004, Antenna Products Corporation does not build and inventory equipment for future off the shelf sales. The sales volume for a particular antenna or antenna system is, therefore, a function of the fixed price contracts for build to order antennas or systems awarded to Antenna Products Corporation. However, a general product sales breakdown for fiscal year ended May 31, 2004 and the fiscal year ended May 31, 2003, as a percentage of total sales are, as follows:

                                     For fiscal year          For fiscal year
                                    ended May 31, 2004       ended May 31, 2003
                                    ------------------       ------------------

Antenna Sales                               3%                      7%

Shipboard Equipment Sales                   1%                     19%

Instrument Landing System Sales             8%                     19%

Collinear Antenna Sales                     7%                     14%

Tower Sales                                 1%                      6%

Mast Sales                                  2%                      2%

Standard Product Sales                      2%                      5%

Spares and Accessories Sales               11%                     18%

Commercial Antenna Sales                    6%                     10%

BAE SYSTEMS ATI Sales                      59%                      0%

Antenna Products Corporation's customer base is primarily government and government prime contractor focused, but this is slowly changing as Antenna Products Corporation continues to develop and market new commercial products. Antenna Products Corporation's market is international in scope. Antenna Products Corporation currently focuses on developing domestic markets and has a limited amount of foreign sales. The specialized need of Antenna Products Corporation's customers and the technology required to meet those needs change constantly. Accordingly, Antenna Products Corporation stresses its engineering, installation, service and other support capabilities. Antenna Products Corporation uses its own sales and engineering staff to service its principal markets. Some of Antenna Products Corporation's contracts are large relative to total annual sales volume and, therefore, the composition of the customer base is different year to year. In 2004 the BAE SYSTEMS ATI was the single largest customer and accounted for 59% of the total sales volume. The U.S. Government was the second largest customer and accounted for 8% of total sales. Orders for equipment in some of these product categories are in backlog and, therefore, BAE SYSTEMS ATI and the U.S. Government are expected to be major clients again in 2005.

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

As discussed above, Antenna Products Corporation is primarily a build to order company and most manufacturing requirements are established on a contract basis. For this reason, the majority of the inventory is work in process. Approximately 26% of total inventory, $378,060 is currently maintained in stock for delivery to customers. Some raw materials are also inventoried to support customer delivery schedules. Antenna Products Corporation performs work for the United States Government primarily under fixed-price prime contracts and subcontracts. Under fixed-price contracts, Antenna Products Corporation realizes any benefit or detriment occasioned by lower or higher costs of performance.

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

Antenna Products Corporation plans to reinvest from 2% to 5% of sales in research and development projects and bid and proposal activities. The mix of expenditures between the two areas in any given year is a function of the demand for new independently developed innovative systems and the level of requirements solicited. In 2004 Antenna Products Corporation invested 2.1% of sales in independent research and development (R&D) and bid and proposal activities (B&P). The level of expenditures as a ratio to sales is expected to continue at this level in 2005. The level of expenditures for R&D and B&P as a ratio to sales was 2.9% of sales in 2003. Antenna Products Corporation does not consider patents to be material to its operations nor would the loss of any patents adversely affect operations.

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

Phazar Antenna Corp. provides a complete line of commercial wireless fixed and mobile antennas for ISM (instrument scientific medical), wireless Internet, wireless LAN, wireless local loop, fixed GPS, MMDS (fixed wireless) and embedded Bluetooth market applications. This product line complements Antenna Products Corporations existing product lines of cellular, PCS, paging, ISM and AMR (automatic meter reading) omni-directional and sector wireless antennas. Phazar Antenna Corp. sales for the twelve months ended May 31, 2004 amounted to approximately 3% of total sales. We expect that for fiscal year ended May 31, 2005 this percentage will be approximately 3%. The Phazar Antenna Corp.
commercial wireless product lines are manufactured at Antenna Products Corporation's plant in Mineral Wells, Texas.

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

Backlog

The backlog of orders at Antenna Products Corporation and Phazar Antenna Corp. was $6.8 million at year-end. This compares to $8.2 million in backlog at the end of fiscal year 2003. In June, the backlog was $5.4 million. Over 95% of this backlog will be delivered in the 2005 fiscal year.

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

Employees

As of July 12, 2004 Antenna Products Corporation and Phazar Antenna Corp. combined employed a total of eighty-five employees, eighty-one full time and four part time. Of the eighty-five, eleven are employed in administration and sales, nine in engineering and technical support, and sixty-five in manufacturing. None of Antenna Products Corporation and Phazar Antenna Corp.'s employees are subject to collective bargaining agreements.

Thirco does not employ any full time employees and does not intend to employ any in the foreseeable future.

Foreign Sales

Antenna Products Corporation's sales in international markets are primarily to foreign governments or prime contractors to foreign governments and, as such, represent a small percentage of the overall Company annual volume. The level of profits from the commitment of assets to this portion of the business is no greater or no less than that of other market segments. International sales for 2004 and 2003 were 4.5% and 6.8%, respectively, of total sales.

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

Phazar Antenna Corp. has no facilities. Phazar Antenna Corp. uses the facilities of Antenna Products Corporation in Mineral Wells, Texas.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal year 2004.

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

                                            BID
Quarter Ended                       High             Low

August 2002                         1.90             1.51
November 2002                       2.01             1.22
February 2003                       2.05             1.60
May 2003                            2.20             1.74

August 2003                         3.00             1.90
November 2003                       5.37             2.46
February 2004                       9.19             4.70
May 2004                            8.80             4.45

Holders

At July 12, 2004, there were approximately 622 holders of record of common stock.

Dividends

PHAZAR CORP has never paid a regular cash dividend on common stock and has no plans to institute payment of regular dividends.

Recent Sales of Unregistered Securities

As partial consideration for attending the PHAZAR CORP Board of Directors' meetings, Gary W. Havener, Clark D. Wraight, James Miles, James Kenney and R. Allen Wahl each received 1,800 shares of PHAZAR CORP common stock. Also, as partial consideration for attending the PHAZAR CORP audit committee meetings, James Miles, James Kenny and R. Allen Wahl each received an additional 600 shares of PHAZAR CORP common stock. Each Director agreed to hold the shares for investment and not for further distribution. The certificates representing the shares bear a legend restricting transfer without compliance with the registration requirements of the Federal Securities Act of 1933 or in reliance upon an applicable exemption therefrom. PHAZAR CORP relied on section 4(2) of the Securities Act of 1933 as its exemption from registration.

The following table presents selected financial data of PHAZAR CORP. This historical data should be read in conjunction with consolidated financial Statements and the related notes thereto in Item 7.

                           FISCAL YEAR ENDING MAY 31
                           -------------------------

                                        2004                   2003
                                  -----------------     ------------------
Net Sales                           $ 11,713,910           $  7,414,397
Income (loss) from continuing
  Operations                        $  1,422,113           $    251,038

Income per share from
  continuing operations             $        .65           $       0.12

Total Assets                        $  5,718,331           $  4,718,754

Long Term Debt                      $    568,114           $    631,719

Dividends                           $       0.00           $       0.00

Item 6.  Management's Discussion and Analysis or Plan of Operation.

PHAZAR CORP's continuing operation is that of its subsidiaries, Antenna Products Corporation, Phazar Antenna Corp., Tumche Corp. and Thirco, Inc. As previously discussed in Item 1, for the purpose of this discussion, all results of Phazar Antenna Corp. are included with the results of Antenna Products Corporation. The management discussion presented in this item relates to the operations of Subsidiary units and the associated consolidated financials as presented in Item 7.

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

PHAZAR CORP is primarily a build to order company. As such, most United States government and commercial orders are negotiated firm fixed-price contracts. PHAZAR CORP's sales to major customers at May 31, 2004 as a percentage of total sales were BAE SYSTEMS ATI 60 percent, United States Government 8 percent and Thales ATM, Inc. (a prime contractor to the Federal Aviation Administration for Instrument Landing Systems) 4 percent.

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

Results of Operations

Year ended May 31, 2004 ("2004") Compared with Year Ended May 31, 2003 ("2003")

PHAZAR CORP's consolidated sales from operations were $11,713,910 in 2004. This is $4,299,513 or 58% more than the $7,414,397 in sales in 2003. PHAZAR CORP recorded a net profit of $1,422,113 in 2004 compared to a net loss of $132,169 in 2003.

PHAZAR CORP's sales and income improved in 2004 due to the revenue of $5,408,816 on the $6.2 million BAE SYSTEMS ATI production contract and the revenue of $477,116 on the $604 thousand BAE SYSTEMS ATI pack and ship contract. The scheduled completion date for both contracts is July 31, 2004 and the two contracts are on schedule.

On April 23, 2004 Antenna Products Corporation signed a third contract with BAE SYSTEMS ATI for $5,393,247 to install the antennas, antenna support structures and ground screens in Alaska. PHAZAR CORP recognized revenue of $1,059,639 in 2004 on the firm fixed-price installation contract. The scheduled completion date for the installation contract is November 4, 2004 and the contract is on schedule. The BAE SYSTEMS ATI contracts include milestone payments during the lives of the three contracts as shown below:


              Production Contract                 Pack and Ship Contract
   Milestone Date      Schedule Amount     Milestone Date     Schedule Amount
   April 18, 2003      $       500,000     January 9, 2004    $       123,626
   April 30, 2003      $     1,500,000     February 27, 2004  $        96,000
   September 30, 2003  $     1,000,000     March 31, 2004     $        96,000
   December 30, 2003   $     1,000,000     April 30, 2004     $        96,000
   April 30, 2004      $       500,000     May 31, 2004       $        96,000
   June 30, 2004       $       500,000     July 31, 2004      $        96,000
   July 31, 2004       $       227,008

            Installation Contract
   Milestone Date      Schedule Amount
   April 23, 004       $     1,350,000
   May 4, 2004         $       760,000
   June 4, 2004        $       760,000
   July 4, 2004        $       760,000
   August 4, 2004      $       760,000
   September 4, 2004   $       760,000
   November 4, 2004    $       243,247

When a milestone payment is received, it is recorded on the balance sheet under current assets as cash and under current liabilities as deferred revenue: BAE SYSTEMS ATI. PHAZAR CORP totals material costs, labor cost, overhead costs and profit on the contract work orders monthly and recognizes this amount as revenue at the end of the month. The amount recognized as revenue on the contracts is applied against the deferred revenue, reducing the deferred revenue balance. As of May 31, 2004 a total of approximately $6.9 million has been recognized as revenue on the three contracts in fiscal year 2004. The three contracts are on schedule and it is anticipated that the balance of the three contracts value, approximately $5.2 million, will be recognized as revenue in the first six months of fiscal year 2005.

United States Government contracts contain a provision that they may be terminated at any time for the convenience of the Government. This provision is included in the three BAE SYSTEMS ATI contracts. In such event, the contractor is entitled to recover allowable costs plus any profits earned to the date of termination. The possibility that Government priorities could change, causing a delay or cancellation of these contracts and any potential follow-on work, makes it impossible to accurately predict whether revenues will increase or decrease in the upcoming year.

Orders decreased in both military and commercial markets from a total of $12.5 million in 2003 to $7.4 million in 2004. This resulted in an ending backlog of firm orders at May 31, 2004 of $6.8 million, down from the prior year-end backlog of $8.4 million. The year-end backlog includes the balance on the three BAE SYSTEMS ATI contracts of $5.2 million.

Cost of sales and contracts for the continuing operations and gross profit for fiscal year 2004 were $8.23 million and $3.48 million, respectively. For the same period in 2003, cost of sales and contracts for the continuing operations and gross profit were $4.59 million and $2.83 million, respectively. The gross profit margin for the continuing operations for fiscal year 2004 was 30% compared to 38% in 2003. The decrease in gross margin is due to the mix of products sold in 2004 and is expected to improve in 2005. Sales and Administration expenses were $1.31 million in 2004 compared to $2.38 million in 2003. When expressed as a ratio to sales, sales and administration expenses were 11% of sales in 2004 compared to 32% in 2003. Sales and administration expenses decreased when charges to overhead accounts decreased and labor charges to contract work orders increased. This resulted in operating margins of 19% in 2004 compared to 6% in 2003. Bid and proposal activities and discretionary product development spending totaled $240,314, or 2.1% of sales in 2004. This compares to $215,338 or 2.9% of sales in 2003. The increase in discretionary product development was required to develop new wireless antennas for commercial applications. Interest expense for the continuing operations decreased from $101,866 in 2003 to $51,716 in 2004 due to the reduction in indebtedness that occurred when PHAZAR CORP sold the assets and business of Phazar Aerocorp Inc. on May 31, 2003 and the reduction in notes payable in 2004 from $1,020,000 to $0.

Income from continuing operations before income taxes was $2,153,377 in 2004 compared to a pre-tax income of $389,837 in 2003.

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

Changes in accrued warranty liability for the years ended May 31, are as follows:

                                               2004          2003
                                            ---------     ---------
Beginning balance                           $ 30,000       $ 30,000
Cost incurred for rework                     (37,190)       (31,092)
Accrual for current year estimate            211,000         30,000
Change in accrued estimate                     7,190          1,092
                                            --------       --------
Ending balance                              $211,000       $ 30,000

Liquidity and Capital Resources

Funds generated from operations are the major internal sources of liquidity and are supplemented by funds derived from capital markets, principally bank facilities. PHAZAR CORP has a $1.0 million revolving demand line of credit with a bank and an unused $3.0 million letter of credit with a bank. The credit line is regulated under a borrowing base formula using inventories and accounts receivable as collateral. The interest rate is established as one percentage point over Wall Street prime and is subject to a loan agreement with restrictive covenants. The most restrictive financial covenant requires PHAZAR CORP to maintain $2.0 million in tangible net worth and Antenna Products Corporation to maintain $1.0 million of working capital. At May 31, 2004 PHAZAR CORP had a tangible net worth of $4.0 million and Antenna Products had working capital of $2.8 million. As of May 31, 2004 Antenna Products Corporation had drawn $0 of the $1.0 million line of credit with $1.0 million of the borrowing base available and unused. The revolving credit line agreement is renewable in September 2004. The BAE SYSTEMS ATI contract milestone payments schedule was designed to provide Antenna Products Corporation with the cash to complete the contract without drawing on the Company's line of credit. As of May 31, 2004, Antenna Products Corporation has received $5.8 million in milestone payments. Milestone payments received in advance of the completion of the related phase of the BAE SYSTEMS ATI contract are recorded as deferred revenue when received. With customer funding in place on this contract, PHAZAR CORP believes that its cash and the credit available at May 31, 2004 is sufficient to fund the Company's operations for at least 12 months.

Management of the operating subsidiaries evaluate the facilities and review equipment requirements for existing and projected contracts on a regular basis. An annual capital plan is generated by management and submitted to the Board of Directors for review and approval. In fiscal year 2004 capital expenditures for new and replacement equipment totaled approximately $222,000. The Company anticipates that the existing facilities and equipment are adequate to handle the projected business in fiscal year 2005 and intends to limit the 2005 capital program to less than $250,000 for improvements and new equipment.

At May 31, 2004 PHAZAR CORP had cash and cash equivalents of $717,865. Deferred revenue recorded under the BAE SYSTEMS ATI contracts at May 31, 2004 is $0.

The increase in accounts receivable to $1,803,444 at May 31, 2004 from $984,556 at May 31, 2003 reflects the increase in sales activity on the BAE SYSTEMS ATI contracts and a decrease in sales in other products. The backlog of orders of other products was $1.6 million at May 31, 2004 compared to $2.1 million at May 31, 2003. Based on the number of inquiries received in the fourth quarter, sales of other products including instrument landing systems and commercial wireless antennas are expected to remain down in the first quarter of fiscal year 2005. The increase in accounts payable and accrued expenses to $676,995 at May 31, 2004 from $453,926 at May 31, 2003 reflects the material purchased for the BAE SYSTEMS ATI contracts and normal increases due to the increased sales volume in 2004. Inventories decreased to $1,455,450 at May 31, 2004 from $1,690,716 at May 31, 2004 as a result of PHAZAR CORP's continuing effort to reduce inventories.

Cash provided by the continuing operating activities in the year ended May 31, 2004 was $1,822,851 compared to cash provided by continuing operations of $213,164 for the same period in 2003. PHAZAR CORP sold Phazar Aerocorp Inc. (the aircraft interiors segment) on May 31, 2003. This resulted in the net cash provided by discontinued operations in the year ended May 31, 2003 of $20,022. $1,422,113 of the cash provided by continuing operating activities at May 31, 2004 represented PHAZAR CORP's net income compared to $251,038 net income from continuing operating activities at May 31, 2003.

Cash used in investing activities in the year ended May 31, 2004 was $222,369 compared to cash used in investing activities of $59,498 for the same period in 2003. In the years ended May 31, 2004 and 2003, these amounts related primarily to capital expenditures for production machinery and test equipment.

Cash used in financing activities in the year ended May 31, 2004 was $1,073,605 compared to cash used in financing activities of $184,506 for the same period in 2003. The financing activities for the year ended May 31, 2004 consisted primarily of payments on the revolving demand line of credit with a bank and principal payments on long term debt. The financing activities for the year ended May 31, 2003 also consisted primarily of payments on the revolving demand line of credit with a bank and principal payments on long term debt..
Antenna Products Corporation has a long-term bank note for $1.2 million collateralized by the Antenna Products Corporation plant, property, and equipment. The balance as of May 31, 2004 is approximately $632 thousand with payments amortized over 20 years ending in 2011. The interest is variable at one half point over prime interest rate with the note supported by an FmHA guarantee under the federal guidelines of a rural business industry loan. The note is guaranteed by a principal shareholder.

Item 7.  Financial Statements.

PHAZAR CORP consolidated financial statements for the fiscal year ended May 31, 2004.


                                 C O N T E N T S


                                                                        Page

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets.........................................15

     Consolidated Statements of Operations...............................17

     Consolidated Statements of Shareholders' Equity.....................18

     Consolidated Statements of Cash Flows...............................19

     Notes to Consolidated Financial Statements..........................21

                          PHAZAR CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              MAY 31, 2004 AND 2003

                                     ASSETS

                                            2004         2003
                                       ------------- -------------
CURRENT ASSETS
  Cash and cash equivalents            $    717,865  $    190,988
  Accounts receivable:
     Trade, net of allowance for
      doubtful accounts of $7,021
      in 2004 and 2003                    1,673,065       808,708
     United States Government               130,379       175,848
Inventories                               1,455,450     1,690,716
Prepaid expenses and other assets            63,069        68,314
Income taxes receivable                           -         2,000
Deferred income taxes                       115,138        71,207
                                       ------------  ------------
  Total current assets                    4,154,966     3,007,781

Property and equipment, net               1,475,316     1,509,782

Identifiable Intangible Assets               88,049       185,030

Deferred income taxes                             -        16,161
                                       ------------  ------------
TOTAL ASSETS                           $  5,718,331  $  4,718,754
                                       ------------  ------------





















The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              MAY 31, 2004 AND 2003

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                            2004         2003
                                       ------------- -------------
CURRENT LIABILITIES
  Notes payable                        $          -  $  1,020,000
  Current portion of long-term debt          63,804        63,804
  Accounts payable                           64,285        67,402
  Accrued expenses                          612,710       386,524
  Income tax payable                        310,751         6,314
                                       ------------  ------------
Total current liabilities                 1,051,550     1,544,044
                                       ------------  ------------
Long-term debt                              568,114       631,719
Deferred income taxes                        69,914             -
                                       ------------  ------------
Total long-term liabilities                 638,028       631,719
                                       ------------  ------------
   Total liabilities                      1,689,578     2,175,763
                                       ------------  ------------
COMMITMENTS AND CONTINGENCIES                     -             -

SHAREHOLDER'S EQUITY

Preferred stock, $1 par, 2,000,000
  shares authorized, none issued
  or outstanding, attributes to be
  determined when issued                          -             -
Common stock, $0.01 par, 6,000,000
  shares authorized 2,197,828 and
  2,182,028 issued and outstanding           21,979        21,820
  Additional paid in capital              2,829,029     2,765,539
  Retained earnings (deficit)             1,177,745      (244,368)
                                       ------------  ------------
   Total shareholders' equity             4,028,753     2,542,991
                                       ------------  ------------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                $  5,718,331  $  4,718,754
                                       ============  ============









The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        YEARS ENDED MAY 31, 2004 AND 2003


                                                   2004               2003
                                             --------------      --------------
Sales and contract revenues                  $  11,713,910       $   7,414,397
Cost of sales and contracts                      8,232,995           4,585,467
                                             -------------       -------------
   Gross Profit                                  3,480,915           2,828,930

Sales and administration expenses                1,306,380           2,381,850
                                             -------------       -------------
   Operating Profit                              2,174,535             447.080

Other income (expense)
     Interest expense                              (51,716)           (101,866)
     Interest income                                   700                 499
     Other Income                                   29,858              44,124
                                             -------------       -------------
Total Other Expense                                (21,158)            (57,243)
                                             -------------       -------------
Income from operations before
     income taxes                                2,153,377             389,837

Income tax provision                               731,264             138,799
                                             -------------       -------------
      Income from continuing operations          1,422,113             251,038

Discontinued operation
      Loss from operations of discontinued
        Aircraft Interiors segment, net of
        $363,636 tax benefit                             -            (705,882)
      Gain on disposal of Aircraft Interiors
        segment, net of $100,212 on tax
        provision                                        -             322,675
                                             -------------       -------------
Net income (loss)                                1,422,113            (132,169)
                                             =============       =============
Basic earnings (loss) per common share

       Continuing operations                          0.65                0.12
                                             -------------       -------------
       Discontinued operations                           -               (0.18)
                                             -------------       -------------
        Net earnings per common share        $        0.65       $       (0.06)
                                             =============       =============
Diluted earnings (loss) per common share     $        0.63       $       (0.06)
                                             =============       =============



The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        YEARS ENDED MAY 31, 2004 AND 2003

                    Common Stock
                    ------------   Additional
                  Number            Paid In    Retained
                of Shares  Amount   Capital    Earnings      Total
                --------- -------- ---------- ----------- ------------
BALANCE,
MAY 31, 2002    2,174,828 $ 21,748 $2,753,136 $ (112,199) $ 2,662,685

Stock issued
to Directors        7,200       72     12,403          -       12,475

Net loss                -        -          -   (132,169)    (132,169)
                --------- -------- ---------- ----------  -----------
BALANCE,
MAY 31, 2003    2,182,028   21,820  2,765,539   (244,368)   2,542,991

Stock issued
to Directors       10,800      109     53,540          -       53,649

Stock options
exercised           5,000       50      9,950          -       10,000

Net income              -        -          -  1,422,113    1,422,113
                --------- -------- ---------- ----------  -----------
BALANCE,
MAY 31, 2004    2,197,828 $ 21,979 $2,829,029 $1,177,745  $ 4,028,753
                ========= ======== ========== ==========  ===========




















The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        YEARS ENDED MAY 31, 2004 AND 2003

                                                          2004         2003
                                                     ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                  $  1,422,113  $   (132,169)

  Adjustments to reconcile net income (loss) to net cash provided by operating activities

   Depreciation                                           255,615       281,841
   Amortization                                            96,981        96,226
   Stock based compensation                                53,649        12,475
   Loss on disposal of fixed assets                         1,220         5,392
   Gain on disposal of subsidiary net assets                    -      (422,887)
   Deferred federal income tax                             42,144      (130,940)
   Changes in assets and liabilities:
   Accounts receivable                                   (818,888)     (211,069)
   Inventory                                              235,266       326,004
   Prepaid expenses                                         5,245        15,221
   Income taxes receivable                                  2,000       477,282
   Accounts payable                                        (3,116)     (172,266)
   Accrued expenses                                       226,186        61,740
   Income taxes payable                                   304,436         6,314
                                                     ------------  ------------
     Net cash provided by continuing operations         1,822,851       213,164

     Net cash provided by discontinued operations               -        20,022
                                                     ------------  ------------
     Net cash provided by operating activities          1,822,851       233,186
                                                     ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from disposal of fixed assets                        -         2,500
  Purchase of property and equipment                     (222,369)      (61,998)
                                                     ------------  ------------
     Net cash used in investing activities               (222,369)      (59,498)














The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        YEARS ENDED MAY 31, 2004 AND 2003

                                                          2004         2003
                                                     ------------- -------------
CASH FLOWS FROM FINANCING ACTIVIITES
  Net payments under bank lines of credit            $ (1,020,000) $   (125,000)
  Principal payments on long-term debt                    (63,605)      (59,506)
  Proceeds from exercise of stock options                  10,000             -
                                                     ------------  ------------
     Net cash used in financing activities             (1,073,605)     (184,506)

     Net increase (decrease) in cash and cash
         equivalents                                      526,877       (10,818)

CASH AND CASH EQUIVALENTS, beginning of year              190,988  $    201,806
                                                     ------------  ------------

CASH AND CASH EQUIVALENTS, end of year                    717,865  $    190,988
                                                     ============  ============
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest (none capitalized)                      $     51,716  $    220,062
                                                     ============  ============
    Income taxes paid                                $    370,550  $          -
                                                     ============  ============
SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES

  Stock based compensation                           $     63,649  $     12,475
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

     Following is a schedule of the Company's sales to major customers at May 31, as a percentage of total sales:

                                                           2004         2003
                                                           ----         ----
        BAE SYSTEMS ATI                                     59%           1%
        Federal Government                                   8%          21%
        Thales ATM, Inc. (fka AIRSYS ATM, Inc.)              4%          16%
        Titan                                                0%          15%
        Raytheon                                             3%           2%

     At May 31, 2004 and 2003, trade receivables from four customers comprised approximately 84% and 51%, respectively, of the trade receivable balance at those dates.

NOTE 2.   DISCONTINUED OPERATIONS

     On January 27, 2000 the Company's subsidiary, Phazar Aerocorp, Inc., purchased the assets and the operations of the Upholstery Shop Inc.! for cash of $2,000,000. Phazar Aerocorp Inc. operated as an 80% owned subsidiary of PHAZAR CORP in the aircraft interior refurbishing market through May 31, 2003.

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

                                                     2004            2003
                                                -------------   -------------
       Current assets                           $          0    $    357,253
       Deferred income taxes                               0          75,992
       Property and equipment, net                         0         326,602
       Identifiable intangible assets                      0         839,667
       Intangible assets (goodwill)                        0         461,969
                                                ------------    ------------
           Total Assets                         $          0    $  2,061,483
                                                ============    ============
       Current liabilities                                 0         698,900
       Long-term debt                                      0         989,219
       Note payable to shareholder                         0         800,000
       Deferred taxes on non-current                       0          (3,749)
       Shareholders' equity                                0        (422,887)
                                                ------------    ------------
       Total liabilities and shareholder's
             equity                             $          0    $  2,061,483
                                                ============    ============

                                                     2004            2003
                                                -------------   -------------
       Sales and contract revenues              $          0    $  3,159,731
       Cost of sales and contract revenues                 0       3,310,261
       Sales and administrative expenses                   0         771,763
       Other income (expense)                              0        (147,225)
                                                ------------    ------------
       Income (loss) before taxes                          0      (1,069,518)
                                                ------------    ------------
       Income tax benefit                                  0         363,636
       Minority interest                                   0               -

       Net (loss)                               $          0    $   (705,882)
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

  Research and Development Costs

     Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the years ended May 31, 2004 and 2003 were approximately $226,000 and $207,000, respectively.

  Cash and Cash Equivalents

     For purposes of reporting cash flows, cash and cash equivalents include cash and certificates of deposit with original maturities of three months or less.

  Stock-based Employee Compensation

     The Company accounts for stock based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", which requires compensation cost to be measured at the date of grant based on the intrinsic value of the options granted. The intrinsic value of an option is equal to the difference between the market price of the common stock on the date of grant and the exercise price of the option. No stock options were granted in 2004 or 2003 therefore there were no pro-forma effects on earnings to disclose using the fair value method under FASB 148.

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

  Shares, Per Share Data, Earnings Per Share, and Stock Split, and Common Stock Par Value


     Earnings per share are computed by dividing net income available for common stock by the weighted average number of common shares outstanding during the year. Weighted average shares outstanding were 2,190,080 and 2,177,613 for the years ended May 31, 2004 and 2003, respectively. Stock options outstanding at May 31, 2003 were not included in earnings per share because their effect would be anti-dilutive.

  Dilutive effect of stock options outstanding for the year ended May 31, 2004 is computed as follows:

  Numerator:
      Net income                                             $ 1,422,113
                                                             -----------
      Numerator for basic and diluted earnings per share       1,422,113

  Denominator:
      Weighted-average shares outstanding-basic                2,190,080

  Effect of dilutive securities:
      Stock options                                               75,905
                                                             -----------
  Dilutive potential common shares                                75,905
                                                             -----------
      Denominator for diluted earning per share-weighted-
      average shares                                           2,265,985
                                                             ===========

      Basic earnings per share                               $      0.65
                                                             ===========

      Diluted earnings per share                             $      0.63
                                                             ===========
  Deferred Revenue

In April 2003, Antenna Products Corporation was awarded a $6,227,008 contract from BAE SYSTEMS ATI to manufacture a 132 high power, high-frequency antenna system in Alaska. The fixed-price contract has a scheduled completion date of July 31, 2004 and stipulates scheduled milestone payments throughout the contract period. In January 2004, Antenna Products Corporation was awarded a $603,626 contract from BAE SYSTEMS ATI to pack and ship the antenna system to Alaska. The fixed-price contract has a scheduled completion date of July 31, 2004 and stipulates scheduled milestone payments throughout the contract period. In April 2004, Antenna Products Corporation was awarded a $5,393,247 contract from BAE SYSTEMS ATI to install the antenna system in Alaska. The fixed-price contract has a scheduled completion date of November 4, 2004 and stipulates scheduled milestone payments throughout the contract period. Milestone payments are received in advance of the completion of the related phase of the contract and are recorded as deferred revenue when received. Revenue is recognized when earned based on cost incurred to date plus estimated profit margin in relation to the total estimated cost plus profit margin on the entire project. Estimated losses will be recognized in their entirety when they become apparent. These estimates are subject to change in the near term and could significantly impact the financial statements. Deferred revenue recorded under the contract at each of the years ended May 31, 2004 and 2003 is $0.

  Shipping and Handling Costs

     The Company includes all shipping and handling costs together with cost of sales on the accompanying statements of operations.

  New Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. If the liability is settled for an amount other than the recorded amount, a gain or loss is recognized. The standard is effective for the Company for the fiscal year ending May 31, 2004, but earlier adoption is encouraged. The adoption of this standard did not have a material impact on the Company's financial statements.

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

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities" (VIE's), an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN 46R (revised December 2003), which delays the effective date of the application of FIN 46 to non-special purpose VIE's acquired or created before February 1, 2003, to the interim period ending December 31, 2004, and provides additional technical clarifications to implementation issues. Management does not anticipate the adoption of this interpretation will have a material impact on the consolidated financial statements.

NOTE 4.   INVENTORIES

     The major components of inventories are as follows:

                                                 2004                 2003
                                          ----------------    -----------------
         Raw materials                        $   609,808           $  791,375
         Work in process                          467,582              559,965
         Finished goods                           378,060              339,376
                                          ----------------    -----------------
                                             $  1,455,450          $ 1,690,716
                                          ================    =================

     Certain allocable overhead costs such as depreciation, insurance, property taxes and utilities are included in inventory based upon percentages developed by the Company. The aggregate amount of these costs included in inventory during the years ended May 31, 2004 and 2003 were $527,884 and $554,806, respectively.

     All of the above stated inventories are that of the operating Subsidiary, Antenna Products Corporation. No other Subsidiaries carry inventory.

NOTE 5.   PROPERTY AND EQUIPMENT

     The following is a summary of the  Company's  property and equipment at May
     31:

                                    Estimated
                                   Useful Life        2004         2003
                                   -----------    -----------  -----------
      Land                                        $  375,136   $  375,136
      Buildings and improvements   15-30 years     1,873,217    1,873,217
      Machinery and equipment         10 years     3,406,569    3,187,501
      Automobiles and equipment        3 years       106,898      106,898
      Office furniture and fixtures   10 years       454,266      590,438
                                                  ----------   ----------
                                                   6,216,086    6,133,190
      Less accumulated depreciation                4,740,770    4,623,408
                                                  ----------   ----------
      Net property and equipment                  $1,475,316   $1,509,782
                                                  ==========   ==========

NOTE 6.   INTANGIBLE ASSETS
                                                     2004         2003
                                                  -----------  -----------
Included in intangible assets at May 31
       are the following:
   Noncompete agreements (Phazar Antenna Corp.)   $   60,000   $   60,000
   Patents, copyrights and other                     389,593      389,593
       intellectual property (Phazar Antenna      ----------   ----------
       Corp.)                                        449,593      449,593

   Accumulated amortization                         (361,544)    (264,563)
                                                  ----------   ----------
                                                  $   88,049   $  185,030
                                                  ==========   ==========

     Patents, copyrights and other intellectual property are being amortized on the straight-line basis over a weighted average five-year period. Non-compete agreements are being amortized on the straight-line basis over weighted average three and one third year contractual basis.

     Aggregate amortization expense for the year ended May 31, 2004 was $96,981. Aggregate amortization expense for each of the next five years are as follows:

         2005                                         $81,799
         2006                                           5,000
         2007                                           1,250

NOTE 7.   NOTES PAYABLE

     At May 31, 2004 and 2003, notes payable consist of a revolving note payable to a bank, with a maximum amount not to exceed the lesser of $1,000,000 and $2,000,000, respectively or a calculated borrowing base determined by a formula based upon the amount of certain qualified receivables and inventories as defined in the loan agreement. Amounts available under the revolving note at May 31, 2004 and 2003 were $1,000,000 and $681,000, respectively.

     Interest is payable monthly at the prime rate (4.0% and 4.25% at May 31, 2004 and 2003, respectively) plus 1% until September 30, 2004, when any unpaid principal and interest shall be due. Borrowings under the revolving note payable are collateralized by accounts receivable and inventories. Under the agreement, the Company must maintain minimum net worth of $2,000,000 and working capital of $1,000,000.

     The Company has an unused letter of credit from a bank in the amount of $3,000,000. The letter of credit was obtained in procurement of a contract.

NOTE 8.   LONG-TERM DEBT

     At May 31, 2004 and 2003, long-term debt consists of the following:

                                                    2004        2003
                                                -----------  -----------
      Mortgage note to a bank, guaranteed 80%
      by a U.S.  government  agency,  payable
      $10,050 per month,  including  interest
      at the  prime  rate  (4.0% and 4.25% at
      May 31,  2004 and  2003,  respectively)
      plus 0.5% (matures September 11, 2011);
      collateralized  by certain real estate,
      fixtures   and   assignment   of   life
      insurance   policy   with  a  principal

      shareholder.    The    note   is   also
      guaranteed  by a principal  shareholder
      and the Company is required to maintain
      certain covenants including  $1,000,000
      in  working  capital  and  a  ratio  of
      maximum  debt to net  worth of seven to
      one. The Company was in compliance with
      these  covenants  at May 31,  2004  and
      2003.                                      $ 631,918    $ 695,523

      Less current portion of long-term debt        63,804       63,804
                                                 ---------    ---------
                                                 $ 568,114    $ 631,719
                                                 =========    =========

         Maturities of long-term debt for each of the five years subsequent to May 31, 2004 are as follows:

      2005                                            $  63,804
      2006                                               73,362
      2007                                               78,665
      2008                                               84,352
      2009                                               90,450
      Thereafter                                        241,285
                                                      ---------
                                                      $ 631,918
                                                      =========

NOTE 9.   INCOME TAXES

     Components of the income tax provision are as follows:
                                                        2004        2003
                                                    -----------  -----------
     Federal income taxes at statutory rate
                 on income before income taxes      $  721,018   $  132,544
     State income taxes statutory rate                   7,819        6,315
     Non-deductible expenses and other                   2,427          (60)
                                                    ----------   ----------
     Total provision                                $  731,264   $  138,799
                                                    ==========   ==========
     Deferred portion of provision                  $   42,144   $  132,484
     Current portion of provision                      689,120        6,315
                                                    ----------   ----------
     Total provision                                $  731,264   $  138,799
                                                    ==========   ==========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:
                                                        2004        2003
                                                    -----------  -----------
      Deferred tax assets:
        Accounts receivable, due to allowance
                for doubtful accounts               $    2,388   $    2,388
        Accrued expenses, due to warranty accrual       71,400       10,200
        Accrued expenses, due to vacation accrual       27,750       25,299
        Accrued expenses, due to bonus accrual               -       33,320
        Intangible assets, due to difference in
                amortization                            76,411       55,929
        Net operating loss carryforward                      -      133,407
        Inventories, due to estimated losses on
                contracts                               13,600            -
                                                    ----------   ----------
      Total deferred tax assets                     $  191,549   $  260,543

      Deferred tax liabilities:

            Property and equipment, principally
              due to difference in depreciation     $ (146,325)  $ (173,175)
                                                    ----------   ----------
      Total deferred tax liability                  $ (146,325)  $ (173,175)
                                                    ----------   ----------
            Net deferred tax asset                  $   45,224   $   87,368
                                                    ==========   ==========

      The net deferred tax assets are classified on the balance sheet as follows:

            Current deferred tax assets             $  115,138   $   71,207
            Long-term deferred tax assets                    -       16,161
            Long-term deferred tax liabilities         (69,914)           -
                                                    ----------   ----------
                                                    $   45,224   $   87,368
                                                    ==========   ==========

NOTE 10.   COMMITMENTS AND CONTINGENCIES

     The Company has adopted an employee profit sharing plan under Section 401(k) of the Internal Revenue Code. All employees with a minimum of one year of employment are eligible to participate. The Company will match employee contributions for an amount up to 3% of each employee's salary if certain earnings requirements are met. Contributions are invested at the direction of the employee in one or more funds. Company contributions vest after three years of service. Company contributions amounted to $63,144 and $0 for the years ended May 31, 2004 and 2003, respectively.

     Concentration of Credit Risk

        The Company deposits its cash primarily in deposit accounts with major banks. Certain cash deposits may occasionally be in excess of federally insured limits. The Company has not incurred losses related to its cash.

        The Company sells many of its products to the U.S. Government, both military and civil agencies, and prime contractors. Although the Company might be directly affected by the well being of the defense industry, management does not believe significant credit risk exists at May 31, 2004.

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

     Operating Leases

        The Company leases software under a noncancelable operating lease arrangement. Rent expense under this lease agreement during each of the years ended May 31, 2004 and 2003 was $31,925. Future minimum lease obligations under the lease agreement are as follows:

                  2005                                                $   31,925
                  2006                                                     5,321
                                                                      ----------
                                                                      $   37,246

        The software lease agreement will be paid in full in 2006.

     Legal Proceedings

        The Company is currently involved in litigation with one former employee. Management believes the lawsuit is without merit and will not have a material impact on the financial statements and intends to vigorously defend against it.

        During the year ended May 31, 2004 final and binding arbitration was finalized from litigation with two former employees. The arbitrator's ruling was for the Company to pay a settlement of approximately $100,000 to the two former employees. The Company intends to vigorously appeal the arbitrator's finding through the courts. The settlement against the company is included in accrued expenses on the balance sheet at May 31, 2004

     Product Warranties

        PHAZAR CORP's management estimates accrued warranty expense based on warranty work received but not performed and on analysis of historical trends including actual expense as a percent of sales.

        Changes in accrued warranty liability for the years ended May 31, are as follows:

                                              2004              2003
                                            --------          --------
        Beginning balance                   $ 30,000          $ 30,000
        Cost incurred for rework             (37,190)          (31,092)
        Accrual for current year estimate    211,000            30,000
        Change in accrued estimate             7,190             1,092
                                            --------          --------
        Ending balance                      $211,000          $ 30,000
                                            ========          ========


NOTE 11.   STOCK OPTIONS

     In 1999, the Board of Directors approved a stock option plan that provided the option to purchase 60,000 shares at $2.00 to an officer of the Company. The plan has an expiration date of March 31, 2006 or the earlier of the officer's last day of employment.

     During the years ended May 31, 2004 and 2003, the Board of Directors did not grant any stock options.

     A summary of the status of the Company's stock option plan as of May 31, 2004 and 2003 and changes for the years then ended are as follows:

                                                                Weighted
                                                                 Average
                                                                Exercise
                                             Shares               Price
                                           ---------          ------------

     Outstanding at May 31, 2002             480,000                2.15
         Granted                                   -                   -
         Exercised                                 -                   -
         Forfeited                           345,000                2.21
                                             -------

     Outstanding at May 31, 2003             135,000                2.00
         Granted                                   -                   -
         Exercised                             5,000                   -
         Forfeited                                 0                0.00
                                             -------

     Outstanding at May 31, 2004             130,000
                                             =======

                                              2004              2003
                                            --------          --------
     Exercisable at May 31                   130,000           110,250
                                            ========          ========
     Weighted average fair value of
      options granted during the year       $      0          $      0
                                            ========          ========
     Weighted averaged remaining
      contractual life (in years) 2001          2.87               4.5
      and 2000 plans respectively           ========          ========

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant.

                                                                 Director
Name             Age Principal Occupation                        Since
----             ------------------------                        -----
Gary W. Havener  63  President and Chief Executive Officer,
                     PHAZAR CORP; Sole Director Antenna
                     Products Corp., Phazar Antenna Corp.
                     and Thirco, Inc., subsidiaries of
                     PHAZAR CORP; President,
                     Thirco, Inc. and Sinan Corp.                January 1992

Clark D. Wraight 60  Vice President and Secretary, Treasurer,
                     PHAZAR CORP; President and General
                     Manager, Antenna Products Corp. and
                     Phazar Antenna Corp.; Vice President,
                     Thirco, Inc.; Secretary, Treasurer,
                     Thirco, Inc., and Phazar Antenna Corp.      October 1996

R. Allen Wahl    76  Independent Business Consultant and
                     Past President & COO of Valmont
                     Industries                                  October 1999

James Miles      61  Past Vice President and General Manager,
                     GTE Media Ventures; Past President,
                     Contel of California                        November 1999

James Kenney     63  Executive Vice President and Owner
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

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended May 31, 2004, all Section 16(a) filing requirements applicable to its officers, directors and ten-percent shareholders have been filed.

Item 10.  Executive Compensation.

Name and Principal
------------------
Position                  Annual Compensation
--------                  -------------------
President and CEO
                    Fiscal Year                            Other Annual
                    Ended May 31  Salary ($)  Bonus ($)  Compensation ($)
                    ------------  ----------  ---------  ----------------
Gary W. Havener     2004          $0          $0         $     4,500(1)
                                                         $    98,000(2)

Gary W. Havener     2003          $0          $0         $     3,000(1)
                                                         $    98,000(3)

Gary W. Havener     2002          $0          $0         $     4,072(1)
                                                         $         1(4)

    (1)      PHAZAR CORP Director's Fee.
    (2)      2004 Antenna Products Corp. Director's Fee - $98,000 paid
    (3)      2003 Antenna Products Corp. Director's Fee - $98,000 accrued
    (4)      2002 Antenna Products Corp. Directors' Fee - $1 paid

             Accrued amounts are paid in the following year.

COMPENSATION OF DIRECTORS

Compensation for PHAZAR CORP Board members is set at $500 plus 200 shares of PHAZAR CORP common stock for each board meeting attended. A total of $4,500 and

1,800 shares was paid each to Gary W. Havener, Clark D. Wraight, R. Allen Wahl, James Kenney and James Miles in the fiscal year ended May 31, 2004.

Compensation for PHAZAR CORP audit committee members is set at $250 plus 100 shares of PHAZAR CORP common stock for each audit committee meeting attended. $1,500 and 600 shares were paid each to James Kenney, James Miles and R. Allen Wahl in the fiscal year ended May 31, 2004.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table set forth the beneficial ownership of the Company's Common Stock as of July 12, 2004, (a) by each director, (b) by the named executive officers, and (c) by all persons known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock and (d) all directors and executive officers as a group.

Name and Address             Shares Owned Directly      Percent of
of Beneficial Owners (1)     and Indirectly             Class (2)
------------------------     ---------------------      ---------
Gary W. Havener   (3)
Sinan Corp.                    883,436                  40.20%
P.O. Box 121697
Ft. Worth, TX 76121

R. Allen Wahl                    7,700                    .35%
13 Collinway Place
Dallas, TX 75230

Clark D. Wraight
Antenna Products Corporation   156,765                   7.13%
101 S.E. 25th Ave.
Mineral Wells, TX 76067

James Miles                      6,000                    .27%
420 Private Rd. 52363
Pittsburg, TX 75686

James Kenney                     5,400                    .25%
5949 Sherry Lane, Suite 960
Dallas, TX 75225

YDI Wireless, Inc.             470,250                  21.40%
8000 Lee Highway
Falls Church, VA 22042

All directors and officers   1,059,301                  48.20%
of PHAZAR CORP
as a group (Five Persons)

    (1) The persons named herein have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and subject to the Texas laws for personal holding companies, as applicable.

    (2)    Based on total outstanding shares of 2,197,828 as of July 12, 2004.

    (3) Sinan Corp., wholly owned by Mr. Havener and his children, owns of record 387,390 of these shares representing 17.63% of the total outstanding shares. Mr. Havener as President of Sinan Corp. has sole voting and investment power with respect to all shares of common stock shown as beneficially owned by Sinan Corp.

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

Item 13.  Exhibits and Reports on Form 8-K.

(a)  The following documents are filed as part of this report:

     1. Financial Statements. The following consolidated statements of PHAZAR CORP and subsidiaries and related notes are presented in Item 7:

         Consolidated Balance Sheets - May 31, 2004 and 2003

         Consolidated  Statements  of  Operations - Years Ended May 31, 2004 and
         2003

         Consolidated Statement of Shareholders' Equity - Years Ended May 31, 2004 and 2003

         Consolidated Statements of Cash Flows - Years Ended May 31, 2004 and 20032

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

         4.(ii) Loan Agreement  between Antenna  Products  Corporation and Texas
                Bank, dated September 30, 1991, incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000, filed on February 20, 2004

         10.(b) BAE SYSTEMS ATI Contract dated May 5, 2003 incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2004, filed on February 20, 2004

                BAE SYSTEMS ATI Subcontract dated April 23, 2004

         14.1 Code of Ethics and Business Conduct for the Senior Executive Officers and Senior Financial Officers

         15.    Independent Auditor's Report dated July 15, 2004.

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

Item 14.  Controls and Procedures.

As of May 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of May 31, 2004. There has not been any change in the Company's internal controls during the Company's last fiscal quarter that has materially affected or is reasonably likely to materially affect internal controls over financial reporting as of May 31, 2004.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  July 30, 2004

                                   PHAZAR CORP



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

Signature                         Title                            Date
---------                         -----                            ----

                                  Principal Financial Officer      July 30, 2004
-------------------------------   and Principal Accounting Officer
Clark D. Wraight                  and Director

                                  Director                         July 30, 2004
-------------------------------
James Miles


                                  Director                         July 30, 2004
-------------------------------
James Kenney


                                  Director                         July 30, 2004
-------------------------------
R. Allen Wahl

                                  EXHIBIT INDEX


Exhibit 2. -    Sale of Assets  Agreement,  dated May 31, 2003 between and among
                Phazar Aerocorp, Inc., PHAZAR CORP and Phaero LLC incorporated by reference to the Registrant's Form 8-K filed on June 13, 2003.

Exhibit 3.(i) - Registrant's Articles of Incorporation, as amended, incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000 filed on February 20, 2004

Exhibit 3.(ii) -Registrant's  By Laws,  incorporated  by  reference  to the like numbered  exhibit  in the  Registrant's  Annual  Report  on Form
                10-KSB/A for the fiscal year ended May 31, 2000, filed on February 20, 2004

Exhibit 4.(ii) -Loan Agreement  between Antenna  Products  Corporation and Texas
                Bank, dated September 30, 1991 incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000, filed on February 20, 2004

Exhibit 10.(b) -BAE  SYSTEMS  ATI  Contract  dated May 5, 2003  incorporated  by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the year ended May 31, 2004, filed on February 20, 2004

                BAE SYSTEMS ATI Subcontract dated April 23, 2004

Exhibit 14.1 -  Code  of  Ethics  and  Business Conduct for the Senior Executive
                Officers and Senior Financial Officers

Exhibit 15. -   Independent Auditor's Report dated July 15, 2004

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