Form 10QSB
period 2004-08-31
PHAZAR CORP
filed 2004-10-05
CIK 724267

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended August 31, 2004

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from         to
                                       ---------  -----------
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

                                   Yes (X) No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,249,128 as of September 26, 2004.

                          PHAZAR CORP AND SUBSIDIARIES
                             INDEX TO FORM 10-QSB/A

                                                                     PAGE
PART 1     FINANCIAL INFORMATION                                     NUMBER

  Item 1.  Financial Statements for PHAZAR CORP
           and Subsidiaries

             Consolidated Balance Sheets -                                 3
             August 31, 2004 and May 31, 2004

             Consolidated Statements of Operations -                       5
             Three Months Ended August 31, 2004 and August 31, 2003

             Consolidated Statements of Cash Flows -                       6
             Three Months Ended August 31, 2004 and August 31, 2003

             Notes to Consolidated Financial Statements                    8

  Item 2.    Management's Discussion and Analysis of                       17
             Financial Condition and Results of Operation

  Item 3.    Controls and Procedures                                       22



PART II    OTHER INFORMATION

  Item 5.   Other Information                                              22

  Item 6.   Exhibits and Reports on Form 8-K                               22

                     Signatures                                            23

                     Certifications                                        25-29

Item 1.  Financial Statements

                          PHAZAR CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                              August 31, 2004  May 31, 2004
                                                (Unaudited)     (Audited)

CURRENT ASSETS
  Cash and cash equivalents                       $ 1,733,366   $   717,865
  Accounts receivable:
     Trade, net of allowance for
       doubtful accounts of $7,021
       as of August 31 and May 31, 2004             1,842,661     1,673,065
     United States Government                          48,436       130,379
   Inventories                                      2,049,226     1,455,450
   Prepaid expenses and other assets                  139,205        63,069
   Deferred income taxes                              115,138       115,138
                                                  -----------   -----------
   Total current assets                             5,928,032     4,154,966

    Property and equipment, net                     1,429,164     1,475,316
    Identifiable intangible assets                     67,599        88,049
                                                  -----------   -----------

TOTAL ASSETS                                      $ 7,424,795   $ 5,718,331
                                                  ===========   ===========



The Notes to Consolidated Financial Statements are an integral part of these statements.

                      LIABILITIES AND SHAREHOLDERS' EQUITY



CURRENT LIABILITIES

  Current portion of long-term debt               $    63,804   $    63,804
  Accounts payable                                    585,824        64,285
  Accrued expenses                                    719,830       612,710
  Income tax payable                                  440,239       310,751
                                                  -----------   -----------
    Total current liabilities                       1,809,697     1,051,550
Long-term debt                                        551,545       568,114
Deferred income taxes                                  69,914        69,914
                                                  -----------   -----------
    Total long-term liabilities                       621,459       638,028
                                                  -----------   -----------
    Total liabilities                             2,431,156     1,689,578

COMMITMENTS AND CONTINGENCIES                               -             -

SHAREHOLDERS' EQUITY

Preferred Stock, $1 par, 2,000,000 shares
   authorized, none issued or outstanding,
   attributes to be determined when issued                  -             -
Common stock, $0.01 par, 6,000,000 shares
   authorized 2,249,128 and 2,197,828 issued
   and outstanding                                     22,492        21,979
  Additional paid in capital                        2,933,872     2,829,029
  Retained earnings                                 2,037,275     1,177,745
                                                  -----------   -----------
    Total shareholders' equity                      4,993,639     4,028,753
                                                  -----------   -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 7,424,795   $ 5,718,331
                                                  ===========   ===========





The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE PERIODS ENDED AUGUST 31, 2004 AND 2003
                                   (Unaudited)

                                                 Three Months Ended
                                         August 31, 2004   August 31, 2003
                                         ---------------   ---------------
Sales and contract revenues                  $ 4,280,082       $ 2,090,190
Cost of sales and contracts                    2,858,677         1,250,667
                                             -----------       -----------
   Gross Profit                                1,421,405           839,523

Sales and administration expenses                110,134           341,409
                                             -----------       -----------
   Operating Profit                            1,311,271           498,114

Other income (expense)

     Interest expense                            (11,048)          (17,119)
     Interest income                                  52               601
     Other Income                                  2,044             2,223
                                             -----------       -----------
Total Other Expense                               (8,952)          (14,295)
                                             -----------       -----------
Income from operations before
     income taxes                              1,302,319           483,819

Income tax provision                             442,789           164,498
                                             -----------       -----------
Net Income                                       859,530           319,321
                                             ===========       ===========
Net earnings per common share                $      0.39       $      0.15
                                             -----------       -----------
Diluted earnings per common share            $      0.38       $      0.15
                                             ===========       ===========







The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE PERIODS ENDED AUGUST 31, 2004 AND 2003
                                   (Unaudited)

                                                       Three Months Ended
                                                August 31, 2004 August 31, 2003
                                                --------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                        $    859,530     $   319,321
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation                                        46,152          60,255
    Amortization                                        20,450          24,245
    Stock based compensation                             5,356           5,256
    Deferred federal income tax                              -         133,407
    Changes in assets and liabilities:
      Accounts receivable                              (87,652)         (6,815)
      Inventory                                       (593,776)       (127,178)
      Prepaid expenses                                 (76,136)        (42,888)
      Deferred revenue                                       -       1,158,163
      Accounts payable                                 521,538         113,942
      Accrued expenses                                 107,120          58,052
      Income taxes payable                             129,488          31,091
                                                   -----------     -----------
  Net cash provided by operating activities            932,070       1,726,851

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                         -        (210,000)
                                                   -----------     -----------
       Net cash used in investing activities                 -        (210,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under bank line of credit        -      (1,010,000)
  Principal payments on long term debt                 (16,569)        (15,318)
  Proceeds from excise of stock options                100,000               -
                                                   -----------     -----------
Net cash (used in)
 provided by financing activities                       83,431      (1,025,318)
                                                   -----------     -----------
  Net increase in cash and cash equivalents          1,015,501         491,533

  CASH AND CASH EQUIVALENTS, beginning of
  Period                                           $   717,865     $   190,988
                                                   -----------     -----------
  CASH AND CASH EQUIVALENTS, end of period         $ 1,733,366     $   682,521
                                                   ===========     ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

    Interest paid (none capitalized)               $    11,048     $    16,518
                                                   ===========     ===========
    Income taxes paid                              $   313,300     $         -
                                                   ===========     ===========
SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES

 Stock Based Compensation                          $     5,356     $     5,256
                                                   ===========     ===========


The Notes to Consolidated Financial Statements are an integral part of these statements.

                                     PART 1

NOTE 1  STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 31, 2004, the results of operations for the three months ended August 31, 2004 and August 31, 2003, and the cash flows for the three months ended August 31, 2004 and August 31, 2003. These results have been determined on the basis of United States generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's audited financial statements for its fiscal year ended May 31, 2004.

Earnings (loss) per share are computed by dividing net income (loss) available for common stock by the weighted average number of common shares outstanding during the year. Weighted average shares outstanding were 2,213,540 and 2,182,978 for the three months ended August 31, 2004 and 2003, respectively. The dilutive effect of stock options at August 31, 2003 were not material to earnings per share.

Dilutive effect of stock options outstanding for the period ended August 31, 2004 is computed as follows:


Numerator:
  Net income                                             $   859,530
                                                         -----------
  Numerator for basic and diluted earnings per share         859,530

Denominator:
  Weighted-average shares outstanding-basic                2,213,540

Effect of dilutive securities:
  Stock options                                               63,719
                                                         -----------
Dilutive potential common shares                              63,719
                                                         -----------
  Denominator for diluted earning per
  share-weighted-average shares                            2,277,259
                                                         ===========
      Basic earnings per share                           $      0.39
                                                         ===========
      Diluted earnings per share                         $      0.38
                                                         ===========

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

The majority of Antenna Products Corporation's revenues come from fixed-price contracts, secured through a bidding process, for particular, custom ordered antenna production systems that Antenna Products Corporation builds according to the specifications of the customer. Except for inventory of standard products including small antennas, accessories and some towers in the amount of $398,561 at August 31, 2004, Antenna Products Corporation does not build and inventory equipment for future off the shelf sales. The sales volume for a particular antenna or antenna system is, therefore, a function of the fixed price contracts for build to order antennas or systems awarded to Antenna Products Corporation. However, a general product sales breakdown for fiscal year ended May 31, 2004 and the three months ended August 31, 2004, as a percentage of total sales are, as follows:

                                    For fiscal year       For three months
                                    ended May 31, 2004    ended August 31, 2004
                                    ------------------    ---------------------

Antenna Sales                               3%                     5%

Shipboard Equipment Sales                   1%                     0%

Instrument Landing System Sales             8%                     6%

Collinear Antenna Sales                     7%                     4%

Tower Sales                                 1%                     3%

Mast Sales                                  2%                     0%

Standard Product Sales                      2%                     0%

Spares and Accessories Sales               11%                     8%

Commercial Antenna Sales                    6%                     2%

BAE SYSTEMS ATI Sales                      59%                    72%


Antenna Products Corporation's customer base is primarily government and government prime contractor focused, but this is slowly changing as Antenna Products Corporation continues to develop and market new commercial products. Antenna Products Corporation's market is international in scope. Antenna Products Corporation currently focuses on developing domestic markets and has a limited amount of foreign sales. The specialized need of Antenna Products Corporation's customers and the technology required to meet those needs change constantly. Accordingly, Antenna Products Corporation stresses its engineering, installation, service and other support capabilities. Antenna Products Corporation uses its own sales and engineering staff to service its principal markets. Some of Antenna Products Corporation's contracts are large relative to total annual sales volume and therefore the composition of the customer base is different year to year. In 2004 BAE SYSTEMS ATI was the single largest customer, and accounted for 59% of the sales volume. The U.S. Government was the second largest customer and accounted for 8% of total sales. Orders for equipment in some of these product categories are in backlog and, therefore, BAE SYSTEMS ATI and the U.S. Government are expected to be major clients again in 2005.

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

As discussed above, Antenna Products Corporation is primarily a build to order company and most manufacturing requirements are established on a contract basis. For this reason, the majority of the inventory is work in process. Approximately 19% of total inventory, $398,561 is currently maintained in stock for delivery to customers. Some raw materials are also inventoried to support customer delivery schedules. Antenna Products Corporation performs work for the United States Government primarily under fixed-price prime contracts and subcontracts. Under fixed-price contracts, Antenna Products Corporation realizes any benefit or detriment occasioned by lower or higher costs of performance.

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

Antenna Products Corporation plans to reinvest from 2% to 5% of sales in research and development projects, and bid and proposal activities. The mix of expenditures between the two areas in any given year is a function of the demand for new independently developed innovative systems and the level of requirements solicited. In 2004 Antenna Products Corporation invested 2.1% of sales in independent research and development (R&D) and bid and proposal activities (B&P). The level of expenditures for R&D and B&P as a ratio to sales in the first three months of 2005 was 1.7% of sales. Antenna Products Corporation does not consider patents to be material to its operations nor would the loss of any patents adversely affect operations.

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

Phazar Antenna Corp. provides a complete line of fixed and mobile antennas for ISM (instrument scientific medical), wireless Internet, wireless LAN, wireless local loop, fixed GPS, MMDS (fixed wireless) and embedded Bluetooth market applications. This product line compliments Antenna Products Corporation's existing product lines of cellular, PCS, paging, ISM and AMR (automatic meter reading), omni-directional and sector wireless antennas. Phazar Antenna Corp sales for the three months ended August 31, 2004 amount to approximately 2% of total sales. We expect that for fiscal year ended May 31, 2005 this percentage will remain unchanged. The Phazar Antenna Corp. commercial wireless product lines are manufactured at Antenna Products Corporation's plant in Mineral Wells, Texas.

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

Backlog

The backlog of orders at Antenna Products Corporation was $5.1 million on August 31, 2004. This compares to $6.8 million in backlog at the end of fiscal year 2004. Over 95% of this backlog will be delivered in the balance of the 2005 fiscal year.

Phazar Antenna Corp. orders are normally shipped within 2 weeks; hence Phazar Antenna Corp. backlog of orders was negligible on August 31, 2004.

NOTE 3  BUSINESS SEGMENTS

The Company sold the assets and business of Phazar Aerocorp Inc. on May 31, 2003. As a result of this sale, the Company operates in one business segment.

NOTE 4  INVENTORIES

  The major components of inventories are as follows:

                                    August 31, 2004         May 31, 2004
                                    ---------------         ------------
     Raw materials                      $   508,457          $   609,808
     Work in process                      1,142,208              467,582
     Finished goods                         398,561              378,060
                                        -----------          -----------
                                        $ 2,049,226          $ 1,455,450
                                        ===========          ===========


NOTE 5  NOTES PAYABLE

  At August 31, 2004, and May 31, 2004 notes payable consist of a revolving note payable to a bank, with a maximum amount not to exceed the lesser of $1,000,000 or a calculated borrowing base determined by a formula based upon the amount of certain qualified receivables and inventories as defined in the loan agreement. The amount available under the revolving note at August 31, 2004 and May 31, 2004 was $1,000,000.

  Interest is payable monthly at the prime rate (4.5% and 4% at August 31, 2004, and May 31, 2004, respectively) plus 1% until September 30, 2004, when any unpaid principal and interest shall be due. Borrowings under the revolving note payable are collateralized by accounts receivable and inventories. Under the agreement, the Company must maintain a minimum net worth of $2,000,000 and working capital of $1,000,000.

  The Company has an unused letter of credit from a bank in the amount of $3,000,000. The letter of credit was obtained in procurement of a contract.

NOTE 6  LONG TERM DEBT

  At August 31, 2004 and May 31, 2004, long-term debt consists of the following:

                                              August 31, 2004   May 31, 2004
                                              ---------------   ------------
  Mortgage note to a bank, guaranteed 80% by
  a U.S. Government agency, payable $10,050
  per month, including interest at the prime
  rate (4.5 % and 4% at August 31, 2004 and
  May 31, 2004, respectively) plus 0.5%
  (matures September 11, 2011):
  collateralized by certain real estate,
  fixtures and assignment of life insurance
  policy with a principal shareholder. The
  note is also guaranteed by a principal
  shareholder and the Company is required to
  maintain certain covenants including
  $1,000,000 in working capital and a ratio
  of maximum debt to net worth of seven to
  one. The Company was in compliance with
  these covenants at August 31, 2004 and May
  31, 2004                                         $  615,349     $  631,918

  Less current portion of long-term debt               63,804         63,804
                                                   ----------     ----------
                                                   $  551,545     $  568,114
                                                   ==========     ==========

NOTE 7  NEW ACCOUNTING PRONOUNCEMENTS

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

  A summary of the status of the Company's stock option plans as of August 31, 2004 and May 31, 2004 and changes for the 2 periods then ended are as follows:

                                                                  Weighted
                                                                  Average
                                                                  Exercise
                                                  Shares            Price
                                                 ---------        --------
       Outstanding at May 31, 2003                 135,000            2.00
                 Granted                                 -               -
                 Exercised                           5,000            2.00
                 Forfeited                               -               -
                                                 ---------
       Outstanding at May 31, 2004                 130,000            2.00
                 Granted                                 -               -
                 Exercised                          50,000            2.00
                 Forfeited                               -               -
                                                 ---------
       Outstanding at August 31, 2004               80,000            2.00
                                                 =========
       Exercisable at August 31, 2004
          and May 31, 2004                          80,000         130,000
                                                 =========        ========

       Weighted averaged remaining
          contractual life (in years) 2001
          and 2000 plans at August 31 and
          May 31, 2004                                2.62            2.87
                                                 =========        ========

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

  On June 2, 2004, PHAZAR CORP and YDI Wireless, Inc. signed amendment No. 2 to the Agreement and Plan of Merger. The two companies amended the merger agreement to further extend the time to complete the contemplated merger of the two companies to November 30, 2004.

NOTE 10  DEFERRED REVENUE

  In April 2003, Antenna Products Corporation was awarded a $6,227,008 contract from BAE SYSTEMS ATI to manufacture a 132 high power, high-frequency antenna system in Alaska. The fixed-priced contract had a scheduled completion date of July 31, 2004 and stipulated scheduled milestone payments throughout the contract period. In January 2004, Antenna Products Corporation was awarded a

  $603,626 contract from BAE SYSTEMS ATI to pack and ship the antenna system to Alaska. The fixed-price contract had a scheduled completion date of July 31, 2004 and stipulated scheduled milestone payments throughout the contract period. These two contracts were completed as of August 31, 2004. In April 2004, Antenna Products Corporation was awarded a $5,393,247 contract from BAE SYSTEMS ATI to install the antenna system in Alaska. The fixed-price contract has a scheduled completion date of November 4, 2004 and stipulates scheduled milestone payments throughout the contract period. Milestone payments are received in advance of the completion of the related phase of the contract and are recorded as deferred revenue when received. Revenue is recognized when earned based on cost incurred to date plus estimated profit margin in relation to the total estimated cost plus profit margin on the entire project. Estimated losses will be recognized in their entirety when they become apparent. These estimates are subject to change in the near term and could significantly impact the financial statements. Deferred revenue recorded under the contract at August 31, 2004 and May 31, 2004 is $0.

                          PHAZAR CORP AND SUBSIDIARIES


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition and operating results for the period included in the consolidated financial statements in Item 1.

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

PHAZAR CORP is primarily a build to order company. As such, most United States government and commercial orders are negotiated firm fixed-price contracts. PHAZAR CORP's sales to major customers at May 31, 2004 as a percentage of total sales were BAE SYSTEMS ATI, 60 percent, United States government 8 percent and Thales ATM, Inc. (a prime contractor to the Federal Aviation Administration for Instrument Landing Systems) 4 percent.

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

Results of Operations

First Quarter Ended August 31, 2004 Compared to First Quarter Ended August 31, 2003

PHAZAR CORP's consolidated sales from operations were $4,280,082 for the quarter ended August 31, 2004 compared to sales of $2,090,190 for the first quarter ended August 31, 2003. PHAZAR CORP recorded a net profit of $859,531 for the first quarter of fiscal year 2005 compared to a net profit of $319,321 for the first quarter of fiscal year 2004.

PHAZAR CORP's sales and income improved in the first quarter of fiscal year 2005 due to the revenue of $3,088,196 recognized in the first quarter on the three BAE SYSTEMS ATI contracts.

The BAE SYSTEMS ATI production contract and the pack and ship contract were both completed on schedule on July 31, 2004. The firm fixed-price installation contract is scheduled to be completed on November 4, 2004. This contract is ahead of schedule and will be completed early in the second quarter of FY 2005.

The BAE SYSTEMS ATI installation contract includes milestone payments during the life of the contract as shown below:

                           Installation Contract
         Milestone Date             Schedule Amount
         April 23, 2004             $     1,350,000
         May 4, 2004                $       760,000
         June 4, 2004               $       760,000
         July 4, 2004               $       760,000
         August 4, 2004             $       760,000
         September 4, 2004          $       760,000
         November 4, 2004           $       243,247

When a milestone payment is received, it is recorded on the balance sheet under current assets as cash and under current liabilities as deferred revenue: BAE SYSTEMS ATI. PHAZAR CORP totals material costs, labor cost, overhead costs and profit on the contract work orders monthly and recognizes this amount as revenue at the end of the month. The amount recognized as revenue on the contracts is applied against the deferred revenue, reducing the deferred revenue balance. As of August 31, 2004 a total of approximately $3.1 million has been recognized as revenue on the three contracts in fiscal year 2005. With two of the contracts completed and the third contract ahead of schedule, it is anticipated that the balance of the installation contract value, approximately $2.1 million, will be recognized as revenue in the second quarter of fiscal year 2005.

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

Cost of sales and contracts were $2,858,677 for the quarter ended August 31, 2004 compared to $1,250,667 for the first quarter ended August 31, 2003. The gross profit margin for the first quarter of fiscal year 2005 was 33% compared to 40% for the first quarter of last year. The decrease in gross profit margin is due to the mix of products sold in the quarter. Sales and administration expenses were lower in the first quarter of fiscal year 2005, $110,134 versus $341,409 in the first quarter of fiscal year 2004. Sales and administration expenses as a ratio to sales were 3% in the first quarter of this year compared to 16% in the same period last year. Sales and administration expenses decreased when charges to overhead accounts decreased and labor charges to contract work orders increased. PHAZAR CORP's operating margin for the first quarter of fiscal year 2004 was 31% compared to 24% in the first quarter of fiscal year 2004. Interest expense in the first quarter of fiscal year 2005 was $11,048 versus $17,119 in the same time period of fiscal year 2004 due to the monthly reduction in long term debt.

Discretionary product development spending was $74,080, or 1.7% of sales, compared to $42,375, or 2% of sales for the comparable period last year. The increase in discretionary product development was required to develop new wireless antennas for commercial and military applications.

PHAZAR CORP's backlog totaled $5.1 million on August 31, 2004. The backlog on August 31, 2004 includes the approximate balance of $2.1 million remaining on the $5.4 million installation contract from BAE SYSTEMS ATI. PHAZAR CORP's backlog totaled $5.4 million on August 31, 2003.

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

Liquidity and Capital Resources

Funds generated from operations are the major internal sources of liquidity and are supplemented by funds derived from capital markets, principally bank facilities. PHAZAR CORP has a $1.0 million revolving demand line of credit with a bank. The credit line is regulated under a borrowing base formula using inventories and accounts receivable as collateral. The interest rate is established as one percentage point over Wall Street prime and is subject to a loan agreement with restrictive covenants. The most restrictive financial covenant require PHAZAR CORP to maintain $2.0 million in tangible net worth and Antenna Products Corporation to maintain $1.0 million of working capital. At August 31, 2004 PHAZAR CORP had a tangible net worth of $5.4 million and Antenna Products had working capital of $4.4 million. As of August 31, 2004 Antenna
Products Corporation had drawn $0 of the $1.0 million line of credit with $1.0 million of the borrowing base available and unused. The revolving credit line agreement is renewable in September 2004. PHAZAR CORP anticipates renewal of this credit line with a $1.0 million limit. The BAE SYSTEMS ATI contract milestone payments schedule was designed to provide Antenna Products Corporation with the cash to complete the contract without drawing on the Company's line of credit. As of August 31, 2004, Antenna Products Corporation has received six milestone payments in FY2005 that total $2,898,000. With customer funding in place on this contract, PHAZAR CORP believes that its cash and the credit available at August 31, 2004 is sufficient to fund the Company's operations for at least 12 months.

Management of the operating subsidiaries evaluate the facilities and review equipment requirements for existing and projected contracts on a regular basis.

An annual capital plan is generated by management and submitted to the Board of Directors for review and approval. In fiscal year 2004 capital expenditures for new and replacement equipment totaled approximately $222,000. In the first three months of fiscal year 2005 capital expenditures for new and replacement equipment totaled approximately $0. The equipment purchased in 2004 was paid for with cash. The Company anticipates that the existing facilities and equipment are adequate to handle the projected business in fiscal year 2005 and intends to limit the 2005 capital program to less than $150,000 for improvements and replacement items.

At August 31, 2004, PHAZAR CORP had cash and cash equivalents of $1,733,366. Deferred revenue recorded under the BAE SYSTEMS ATI contracts at August 31, 2004 is $0.

The increase in accounts receivable to $1,891,097 at August 31, 2004 from $1,803,444 at May 31, 2004 reflects the increase in sales to BAE SYSTEMS ATI. The backlog of orders excluding the BAE SYSTEMS ATI contract was $3.0 million on August 31, 2004 compared to $1.6 million at year-end. Based on the number of inquiries received in the first quarter of FY2005, sales of products including instrument landing systems and commercial wireless antennas are expected to remain flat in the second quarter. The increase in accounts payable to $585,824 at August 31, 2004 from $64,285 at May 31, 2004 reflects in part, subcontractor invoices for the BAE SYSTEMS ATI installation contract that total $425,694. Inventories increased to $2,049,226 at August 31, 2004 from $1,455,450 at May 31, 2004 due in part to an increase in work in process on items not scheduled to ship until the second quarter.

Cash provided by the operating activities in the three months ended August 31, 2004 was $932,070 compared to $1,726,851 provided by continuing operations for the same time period in 2003. $859,531 of the cash provided by operating activities at August 31, 2004 represented PHAZAR CORP's net income compared to $319,321 net income at August 31, 2003.

Cash utilized in investing activities in the three months ended August 31, 2004 was $0 compared to $210,000 cash utilized in investing activities for the same period in 2003. The capital expenditure in 2003 was required to support the BAE SYSTEMS ATI production contract.

Cash provided by financing activities in the three months ended August 31, 2004 was $83,431 compared to cash used in financing activities of $1,025,318 for the same period in 2003. The financing activities for the three months ended August 31, 2004 consisted primarily of principal payments on long term debt and the proceeds from exercise of stock options. The financing activities for the three months ended August 31, 2003 consisted primarily of payments on the revolving demand line of credit with a bank and principal payments on long term debt.

Antenna Products Corporation has a long-term bank note for $1.2 million collateralized by the Antenna Products Corporation plant, property, and equipment. The balance as of August 31, 2004 is $615 thousand with payments amortized over 20 years ending in 2011. The interest is variable at one half point over prime interest rate with the note supported by an FmHA guarantee under the federal guidelines of a rural business industry loan. The note is guaranteed by a principal shareholder.

Item 3.  Controls and Procedures

As of August 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of August 31, 2004. There has not been any change in the Company's internal control during the Company's last fiscal quarter that has materially affected or is reasonably likely to materially affect internal controls over financial reporting as of August 31, 2004.

                            PART II-OTHER INFORMATION
Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K.

a)       Exhibits

         2. Sale of Assets Agreement, dated May 31, 2003 between and among Phazar Aerocorp, Inc., PHAZAR CORP and Phaero LLC incorporated by reference to the Registrant's Form 8-K filed on June 13, 2003

         3.(i) Registrant's Articles of Incorporation, as amended, incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000 filed on February 20, 2004

         3.(ii) Registrant's By Laws, incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000, filed on February 20, 2004

         4.(ii) Loan Agreement between Antenna Products Corporation and Texas Bank, dated September 30, 1991, incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000, filed on February 20, 2004

         10.(b) BAE SYSTEMS ATI Contract dated May 5, 2003 incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2003, filed on February 20, 2004

                 BAE SYSTEMS ATI Subcontract dated April 23, 2004 incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB for the year ended May 31, 2004 filed on August 6, 2004

                 Public Works and Government Services, Canada, Department of National Defence, dated July 15, 2004

         14.1 Code of Ethics and Business Conduct for the Senior Executive Officers and Senior Financial Officers incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB for the year ended May 31, 2004 filed on August 6, 2004

         21. A list of all subsidiaries of the Registrant, incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000 filed on February 20, 2004

         31.1    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                 Officer

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


                                   PHAZAR CORP




Date:  October 4, 2004             /s/ Clark D. Wraight
                                   --------------------------------------------
                                   Clark D. Wraight, Principal Financial Officer
                                   and Principal Accounting Officer

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

Exhibit 4.(ii) - Loan Agreement between Antenna Products Corporation and Texas
                 Bank, dated September 30, 1991 incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000, filed on February 20, 2004

Exhibit 10.(b) - BAE SYSTEMS ATI Contract dated May 5, 2003 incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the year ended May 31, 2003, filed on February 20, 2004

                 BAE SYSTEMS ATI Subcontract dated April 23, 2004 incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB for the year ended May 31, 2004 filed on August 6, 2004

                 Public Works and Government Services, Canada, Department of National Defence, dated July 15, 2004

Exhibit 14.1 Code of Ethics and Business Conduct for the Senior Executive Officers and Senior Financial Officers incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB for the year ended May 31, 2004 filed on August 6, 2004

Exhibit 21. -    A list of all subsidiaries of the Registrant, incorporated by reference to the like numbered exhibit in the Registrant's
                 Annual Report on Form 10-KSB/A for the fiscal year ended May
                 31, 2000 filed on February 20, 2004

Exhibit 31.1 -   Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                 Officer

Exhibit 31.2 -   Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                 Officers

Exhibit 32.1 -   Section 1350 Certification

                                  EXHIBIT 31.1
                            MANAGEMENT CERTIFICATION


I, Gary W. Havener, certify that:

   1.    I have reviewed this quarterly report on Form 10-QSB of PHAZAR CORP;

   2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this report;

   3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) not required

         c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.







Date:  October 4, 2004            /s/ Gary W. Havener
                                  --------------------------------------------
                                  Gary W. Havener, President
                                  and Principal Executive Officer

                                  EXHIBIT 31.2
                Rules 13a-15(e) and 15d-15(e) and Rules 13a-15(f)
                    Certification of Chief Financial Officer


I, Clark D. Wraight, certify that:

   1.    I have reviewed this quarterly report on Form 10-QSB of PHAZAR CORP;

   2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this report;

   3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;


         b) not required

         c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and


    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonable likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.





                                /s/ Clark D. Wraight
Date: October 4, 2004           ----------------------------------------
                                Clark D. Wraight, Principal Financial
                                Officer and Principal Accounting Officer

                                  EXHIBIT 32.1

                           Section 1350 Certification

         In connection with the quarterly report of PHAZAR CORP (the "Company") on Form 10-QSB for the fiscal year ended May 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned Chief Executive Officer and Chief Financial Officer of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



   /s/ Gary W. Havener
   ------------------------------
   Gary W. Havener
   Chief Executive Officer


   /s/ Clark D. Wraight
   -----------------------------
   Clark D. Wraight
   Chief Financial Officer