Form 10QSB
period 2004-11-30
PHAZAR CORP
filed 2005-01-04
CIK 724267

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended November 30, 2004

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
       For the transition period from            to
                                      ----------    ----------

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

                                   Yes (X) No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,250,428 as of December 31, 2004.

                          PHAZAR CORP AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB

                                                                          PAGE
PART 1  FINANCIAL INFORMATION                                            NUMBER

        Item 1. Financial Statements for PHAZAR CORP and Subsidiaries

                Consolidated Balance Sheets -                                3
                November 30, 2004 and May 31, 2004

                Consolidated Statements of Operations-                       5
                Three  Months  Ended  November  30, 2004 and
                November 30, 2003 Six Months Ended  November
                30, 2004 and November 30, 2004

                Consolidated Statements of Cash Flows-                       6
                Six Months Ended November 30, 2004 and November 30, 2003

                Notes to Consolidated Financial Statements                   8

        Item 2. Management's Discussion and Analysis of                     17
                Financial Condition and Results of Operation

        Item 3. Controls and Procedures                                     21

PART II OTHER INFORMATION

        Item 5. Other Information                                           22

        Item 6. Exhibits and Reports on Form 8-K                            22

                Signatures                                                  23

                Certifications

Item 1.           Financial Statements


                          PHAZAR CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                           November 30, 2004     May 31, 2004
                                              (Unaudited)         (Audited)
                                           -----------------  -----------------
CURRENT ASSETS:
  Cash and cash equivalents                     $ 2,930,693        $   717,865
  Accounts receivable:
    Trade, net of allowance for
      doubtful accounts of $7,021
      as of November 30 and
      May 31, 2004                                  305,790          1,673,065
    United States Government                        134,992            130,379
  Inventories                                     1,808,176          1,455,450
  Prepaid expenses and other assets                 124,643             63,069
  Deferred income taxes                             115,138            115,138
                                                -----------        -----------
  Total current assets                            5,419,432          4,154,966

Property and equipment, net                       1,383,013          1,475,316

Identifiable Intangible Assets                       47,149             88,049
                                                -----------        -----------

TOTAL ASSETS                                    $ 6,849,594        $ 5,718,331
                                                ===========        ===========






















The Notes to Consolidated Financial Statements are an integral part of these statements.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt             $         -        $    63,804
  Accounts payable                                  220,340             64,285
  Accrued expenses                                  695,080            612,710
  Income tax payable                                360,812            310,751
                                                -----------        -----------
   Total current liabilities                      1,276,232          1,051,550

Long-term debt                                            -            568,114
Deferred income taxes                                69,914             69,914
                                                -----------        -----------
    Total long-term liabilities                      69,914            638,028
                                                -----------        -----------
     Total liabilities                            1,346,146          1,689,578
                                                -----------        -----------

COMMITMENTS AND CONTINGENCIES                             -                  -

SHAREHOLDERS' EQUITY

Preferred Stock, $1 par, 2,000,000 shares
    authorized, none issued or outstanding,
    attributes to be determined when issued               -                  -
Common stock, $0.01 par, 6,000,000 shares
    authorized 2,250,428 and 2,197,828
    issued and outstanding                           22,505             21,979
  Additional paid in capital                      2,938,916          2,829,029
  Retained earnings                               2,542,027          1,177,745
                                                -----------        -----------
    Total shareholders' equity                    5,503,448          4,028,753
                                                -----------        -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 6,849,594        $ 5,718,331
                                                ===========        ===========



















The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE PERIODS ENDED NOVEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                       Six Months Ended          Three Months Ended
                                  Nov 30, 2004  Nov 30, 2003  Nov 30, 2004  Nov 30, 2003
                                  ------------  ------------  ------------  ------------
Sales and contract revenues       $  7,578,876  $  4,769,814  $  3,298,794  $  2,679,624
Cost of sales and contracts          5,175,056     3,215,720     2,316,379     1,965,053
                                  ------------  ------------  ------------  ------------

   Gross Profit                      2,403,820     1,554,094       982,415       714,571

Sales and administration expenses      425,350       604,497       315,216       263,088
                                  ------------  ------------  ------------  ------------

   Operating Profit                  1,978,470       949,597       667,199       451,483

Other income (expense)

     Interest expense                  (14,820)      (29,032)       (3,772)      (11,913)
     Interest income                       120           610            68             9
     Other Income                      103,325         7,551       101,281         5,328
                                  ------------  ------------  ------------  ------------
Total other income (expense)            88,625       (20,871)       97,577        (6,576)
                                  ------------  ------------  ------------  ------------
Income from operations
before income taxes                  2,067,095       928,726       764,776       444,907

Income tax provision                   702,812       315,769       260,023       151,270
                                  ------------  ------------  ------------  ------------
Net income                        $  1,364,283  $    612,957  $    504,753  $    293,637
                                  ============  ============  ============  ============

Basic earnings per common share   $       0.61  $       0.28  $       0.22  $       0.13
                                  ============  ============  ============  ============
Diluted earnings per common share $       0.60  $       0.28  $       0.21  $       0.13
                                  ============  ============  ============  ============



















The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 2004 AND 2003
                                   (Unaudited)
                                                       Six Months Ended
                                             November 30, 2004 November 30, 2003
                                             ----------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $ 1,364,283    $    612,957

  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation                                        92,303         125,711
    Amortization                                        40,900          48,491
    Stock based compensation                            10,413          15,557
    Deferred federal income tax                              -         133,407
    Loss on disposal of fixed assets                         -           1,223
    Changes in assets and liabilities:
      Accounts receivable                            1,362,662         420,745
      Inventory                                       (352,726)        (93,890)
      Prepaid expenses                                 (61,574)        (40,228)
      Income tax receivable                                  -           2,000
      Deferred revenue                                       -         676,324
      Accounts payable                                 156,054         330,942
      Accrued expenses                                  82,370         (42,666)
      Income Taxes Payable                              50,061          34,812
                                                   -----------    ------------
   Net cash provided by operating activities         2,744,746       2,225,385
                                                   -----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                         -        (222,370)
                                                   -----------    ------------
       Net cash used in investing activities                 -        (222,370)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payments) under bank line
   of credit                                                 -      (1,020,000)
  Principal payments on long term debt                (631,918)        (31,055)
  Proceeds from exercise of stock options              100,000          10,000
                                                   -----------    ------------
Net cash used in
 financing activities                                 (531,918)     (1,041,055)
                                                   -----------    ------------
  Net increase in cash and cash equivalents          2,212,828         961,960

  CASH AND CASH EQUIVALENTS, beginning of Period       717,865         190,988
                                                   -----------    ------------
  CASH AND CASH EQUIVALENTS, end of period         $ 2,930,693    $  1,152,948
                                                   ===========    ============





The Notes to Consolidated Financial Statements are an integral part of these statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:

    Interest (none capitalized)                    $    14,820    $     29,032
                                                   ===========    ============

    Income taxes                                   $   342,000    $    145,550
                                                   ===========    ============

SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES

 Stock Based Compensation                          $    10,413    $     15,557
                                                   ===========    ============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                                     PART 1

NOTE 1   STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 2004, the results of operations for the six months ended and three months ended November 30, 2004 and November 30, 2003, and the cash flows for the six months ended November 30, 2004 and November 30, 2003. These results have been determined on the basis of United States generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's audited financial statements for its fiscal year ended May 31, 2004.

Earnings per share are computed by dividing net income available for common stock by the weighted average number of common shares outstanding during the year. Weighted average shares outstanding were 2,231,372 and 2,188,839 for the six months ended November 30, 2004 and November 30, 2003, respectively. The dilutive effect of stock options outstanding at November 30, 2003 were not material to earnings per share for the six month period.

Dilutive effect of stock options outstanding for the period ended November 30, 2004 is computed as follows:

Numerator:
      Net income                                             $    1,364,283
                                                             --------------
      Numerator for basic and diluted earnings per share          1,364,283

Denominator:
      Weighted-average shares outstanding-basic                   2,231,372

Effect of dilutive securities:
      Stock options                                                  59,022
                                                             --------------
Dilutive potential common shares                                     59,022
                                                             --------------
      Denominator for diluted earning per share-weighted-
      average shares                                              2,290,394
                                                             ==============
      Basic earnings per share                               $         0.61
                                                             ==============
      Diluted earnings per share                             $         0.60
                                                             ==============

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

The majority of Antenna Products Corporation's revenues come from fixed-price contracts, secured through a bidding process, for particular, custom ordered antenna production systems that Antenna Products Corporation builds according to the specifications of the customer. Except for inventory of standard products including small antennas, accessories and some towers in the amount of $402,857 at November 30, 2004, Antenna Products Corporation does not build and inventory equipment for future off the shelf sales. The sales volume for a particular antenna or antenna system is, therefore, a function of the fixed price contracts for build to order antennas or systems awarded to Antenna Products Corporation. However, a general product sales breakdown for fiscal year ended May 31, 2004 and the six months ended November 30, 2004, as a percentage of total sales are, as follows:

                                    For fiscal year     For six months
                                    ended May 31, 2004  ended November 30, 2004
                                    ------------------  -----------------------

Antenna Sales                               3%                   6%

Shipboard Equipment Sales                   1%                   1%

Instrument Landing System Sales             8%                   7%

Collinear Antenna Sales                     7%                   4%

Tower Sales                                 1%                   2%

Mast Sales                                  2%                   1%

Standard Product Sales                      2%                   0%

Spares and Accessories Sales               11%                   8%

Commercial Antenna Sales                    6%                   2%

BAE Systems ATI Sales                      59%                  69%


Antenna Products Corporation's customer base is primarily government and government prime contractor focused, but this is slowly changing as Antenna Products Corporation continues to develop and market new commercial products. Antenna Products Corporation's market is international in scope. Antenna Products Corporation currently focuses on developing domestic markets and has a limited amount of foreign sales. The specialized need of Antenna Products Corporation's customers and the technology required to meet those needs change constantly. Accordingly, Antenna Products Corporation stresses its engineering, installation, service and other support capabilities. Antenna Products Corporation uses its own sales and engineering staff to service its principal markets. Some of Antenna Products Corporation's contracts are large relative to total annual sales volume and therefore the composition of the customer base is different year to year. In 2004 BAE SYSTEMS ATI was the single largest customer, and accounted for 59% of the sales volume. The U.S. Government was the second largest customer and accounted for 8% of total sales. Orders for equipment in some of these product categories are pending or in backlog and, therefore, BAE SYSTEMS ATI and the U.S. Government, Inc. are expected to be major clients again in 2005.

Antenna Products Corporation is one of many suppliers of antennas and related manufacturing services to the government and government prime contractors.
Antenna Products Corporation competes on the basis of cost and product performance in a market with no dominant supplier. Due to fixed-price contracts and pre-defined contract specifications prevalent within this market, Antenna Products Corporation competes primarily on the basis of its ability to provide state-of-the-art solutions in the technologically demanding marketplace while maintaining its competitive pricing. Antenna Products Corporation, including it's predecessors, have been building antennas and related structures and systems for over 30 years. We believe that Antenna Products Corporation enjoys a reputation for building quality products at a competitive price, because we continue to be asked to bid for new work. Because of our size and lack of significant liquid assets we are at a competitive disadvantage to larger companies that have greater resources to be able to bid a job at lower margins. In terms of gross assets, sales and number of employees, Antenna Products Corporation is a relatively small company compared to the companies with which we compete.

On the other hand, our customers know us, know our personnel and can rely on us to build the antennas or towers or masts, etc. according to their specifications. We, therefore, compete on the basis of our reputation and history of building quality products at reasonable prices.

As discussed above, Antenna Products Corporation is primarily a build to order company and most manufacturing requirements are established on a contract basis. For this reason, the majority of the inventory is work in process. Approximately 22% of total inventory, $402,857 is currently maintained in stock for delivery to customers. Some raw materials are also inventoried to support customer delivery schedules. Antenna Products Corporation performs work for the United States Government primarily under fixed-price prime contracts and subcontracts. Under fixed-price contracts, Antenna Products Corporation realizes any benefit or detriment occasioned by lower or higher costs of performance.

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

Antenna Products Corporation plans to reinvest from 2% to 5% of sales in research and development projects, and bid and proposal activities. The mix of expenditures between the two areas in any given year is a function of the demand for new independently developed innovative systems and the level of requirements solicited. In 2004 Antenna Products Corporation invested 2.1% of sales in independent research and development (R&D) and bid and proposal activities

(B&P). The level of expenditures for R&D and B&P as a ratio to sales in the first six months of 2005 was 1.8% of sales. Antenna Products Corporation does not consider patents to be material to its operations nor would the loss of any patents adversely affect operations.

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

Phazar Antenna Corp. provides a complete line of fixed and mobile antennas for ISM (instrument scientific medical), wireless Internet, wireless LAN, wireless local loop, fixed GPS, MMDS (fixed wireless) and embedded Bluetooth market applications. This product line compliments Antenna Products Corporation's existing product lines of cellular, PCS, paging, ISM and AMR (automatic meter reading), omni-directional and sector wireless antennas. Phazar Antenna Corp sales for the six months ended November 30, 2004 amount to approximately 2% of total sales. We expect that for fiscal year ended May 31, 2004 this percentage will remain unchanged. The Phazar Antenna Corp. commercial wireless product lines are manufactured at Antenna Products Corporation's plant in Mineral Wells, Texas.

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

Backlog

The backlog of orders at Antenna Products Corporation was $2.8 million on November 30, 2004. This compares to $5.6 million in backlog on November 30, 2003. Over 90% of the $2.8 million in backlog will be delivered in the balance of the 2005 fiscal year.

Phazar Antenna Corp. orders are normally shipped within 2 weeks; hence Phazar Antenna Corp. backlog of orders was negligible on November 30, 2004.

NOTE 3   BUSINESS SEGMENTS

The Company sold the assets and business of Phazar Aerocorp Inc. on May 31, 2003. As a result of this sale, the Company operates in one business segment.

NOTE 4   INVENTORIES

     The major components of inventories are as follows:

                                    November 30, 2004         May 31, 2004
                                    -----------------         ------------
         Raw materials              $         494,153         $    609,808
         Work in process                      911,166              467,582
         Finished goods                       402,857              378,060
                                    -----------------         ------------
                                    $       1,808,176         $  1,455,450
                                    =================         ============


NOTE 5   NOTES PAYABLE

     At November 30, 2004, and May 31, 2004 notes payable consist of a revolving note payable to a bank, with a maximum amount not to exceed the lesser of $1,000,000 or a calculated borrowing base determined by a formula based upon the amount of certain qualified receivables and inventories as defined in the loan agreement.

     Interest is payable monthly at the prime rate (5.0 % and 4.0% at November 30, 2004, and May 31, 2004 respectively) until September 30, 2005, when any unpaid principal and interest shall be due. Borrowings under the revolving note payable are collateralized by accounts receivable and inventories. Under the agreement, the Company must maintain a minimum net worth of $2,000,000 and working capital of $1,000,000.

NOTE 6   LONG TERM DEBT

     At November 30, 2004 and May 31, 2004, long-term debt consists of the following:

                                                November 30, 2004   May 31, 2004
                                                -----------------   ------------
     Mortgage note to a bank, guaranteed 80%
     by a U.S. Government agency, payable
     $10,050 per month, including interest
     at the prime rate (5.0% and 4.00% at
     November 30, 2004 and May 31, 2004
     respectively) plus 0.5% (matures
     September 11, 2011); collateralized by
     certain real estate, fixtures and
     assignment of life insurance policy with
     a principal shareholder.  The note is
     also guaranteed by a principal
     shareholder and the Company is required
     to maintain certain covenants including
     $1,000,000 in working capital and a ratio
     of maximum debt to net worth of seven to
     one.
     The Company was in compliance with these
     covenants at November 30, 2004 and
     May 31, 2004.  The note was paid in full
     on October 1, 2004.                        $               -   $   631,918

     Less current portion of long-term debt     $               -   $    63,804
                                                -----------------   -----------
                                                $               -   $   568,114
                                                =================   ===========

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

     A summary of the status of the Company's stock option plans as of November 30, 2004 and May 31, 2004 and changes for the 2 periods then ended are as follows:
                                                                      Weighted
                                                                      Average
                                                                      Exercise
                                                        Shares        Price
                                                       ---------      --------
         Outstanding at May 31, 2003                     135,000          2.00
            Granted                                            -             -
            Exercised                                      5,000          2.00
            Forfeited                                          -             -
                                                       ---------
         Outstanding at May 31, 2004                     130,000          2.00
            Granted                                            -             -
            Exercised                                     50,000          2.00
            Forfeited                                          -             -
                                                       ---------

         Outstanding at November 30, 2004                 80,000          2.00
                                                       =========
         Exercisable at November 30, 2004
          and May 31, 2004                                80,000       130,000
                                                       =========      ========

         Weighted averaged remaining
           contractual life (in years) 2001
           and 2000 plans at November 30 and
           May 31, 2004                                     2.79          2.87
                                                       =========      ========

NOTE 9   MERGER

     On October 31, 2003, the Company entered into a definitive merger agreement with YDI Wireless, Inc., a developer and supplier of broadband wireless solutions. Under the terms of the agreement, PHAZAR CORP stockholders would have received 1.2 shares of YDI common stock for each share of PHAZAR CORP common stock. On November 18, 2004, PHAZAR CORP and YDI Wireless, Inc. mutually agreed to terminate the contemplated merger. In connection with the termination, YDI Wireless, Inc. agreed to pay PHAZAR CORP $100,000 and to transfer certain equipment to PHAZAR CORP and the companies released each other from all obligations arising from the contemplated merger.

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

     In April 2004, Antenna Products Corporation was awarded a $5,393,247 contract from BAE SYSTEMS ATI to install a high power, high frequency antenna system in Alaska. The fixed-price contract had a scheduled completion date of November 4, 2004 and stipulated scheduled milestone payments throughout the contract period. This contract was completed as of November 30, 2004. Milestone payments received in advance of the completion of the related phase of the contract were recorded as deferred revenue when received. Revenue is recognized when earned based on cost incurred to date plus estimated profit margin in relation to the total estimated cost plus profit margin on the entire project. Deferred revenue recorded under the contract at November 30, 2004 and May 31, 2004 is $0.

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

PHAZAR CORP is primarily a build to order company. As such, most United States government and commercial orders are negotiated firm fixed-price contracts. PHAZAR CORP's sales to major customers at May 31, 2004 as a percentage of total sales were BAE SYSTEMS ATI, 59 percent, United States government 8 percent and Thales ATM, Inc. (a prime contractor to the Federal Aviation Administration for Instrument Landing Systems) 4 percent.

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

Results of Operations

Second Quarter Ended November 30, 2004 Compared to Second Quarter Ended November 30, 2003

PHAZAR CORP's consolidated sales from operations were $3,298,794 for the quarter ended November 30, 2004 compared to sales of $2,679,624 for the second quarter ended November 30, 2003. PHAZAR CORP recorded a net profit of $504,753 for the second quarter of fiscal year 2005 compared to a net profit of $293,637 for the second quarter of fiscal year 2004.

PHAZAR CORP's sales and income improved in the second quarter of fiscal year 2005 due to the revenue of $2,141,221 recognized in the second quarter on the $5.4 million BAE Systems ATI installation contract. The firm fixed-price contract had a scheduled completion date of November 4, 2004 and the contract was completed as of November 30, 2004.

The BAE SYSTEMS ATI installation contract included milestone payments during the life of the contract as shown below:

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

When a milestone payment is received, it is recorded on the balance sheet under current assets as cash and under current liabilities as deferred revenue: BAE SYSTEMS ATI. PHAZAR CORP totals material costs, labor cost, overhead costs and profit on the contract work orders monthly and recognizes this amount as revenue at the end of the month. The amount recognized as revenue on the contracts is applied against the deferred revenue, reducing the deferred revenue balance. As of November 30, 2004 a total of approximately $2.1 million has been recognized as revenue on the installation contract in the second quarter of fiscal year 2005.

Cost of sales and contracts were $2,316,379 for the quarter ended November 30, 2004 compared to $1,965,053 for the second quarter ended November 30, 2003. The gross profit margin for the second quarter of fiscal year 2005 was 29.8% compared to 26.7% for the second quarter of the prior year. The increase in gross profit margin is due to the mix of products sold in the quarter. Sales and administration expenses were higher in the second quarter of fiscal year 2005, $315,216 versus $263,088 in the second quarter of fiscal year 2004. Sales and administration expenses as a ratio to sales were 9.6% in the second quarter of this year compared to 9.8% in the same period last year. Sales and administration expenses increased when charges to overhead accounts increased and labor charges to contract work orders decreased. PHAZAR CORP's operating margin for the second quarter of fiscal year 2005 was 20.2% compared to 16.9% in the second quarter of fiscal year 2004. Interest expense in the second quarter of fiscal year 2005 was $3,772 versus $11,913 in the same time period of fiscal year 2004 due to the payment of long term bank debt on October 1, 2004.

PHAZAR CORP's backlog totaled $2.8 million on November 30, 2004. PHAZAR CORP's backlog totaled $5.6 million on November 30, 2003.

Six Months  Ended  November 30, 2004  Compared to Six Months Ended  November 30,
2003

PHAZAR CORP's consolidated sales from operations were $7,578,876 for the six months ended November 30, 2004 compared to sales of $4,769,814 for the first six months ended November 30, 2003. PHAZAR CORP recorded a net profit of $1,364,283 for the first six months of fiscal year 2005 compared to a net profit of $612,957 for the first six months of fiscal year 2004.

PHAZAR CORP's sales and income improved in the first six months of fiscal year 2005 due to the revenue of $5,229,417 recognized in the first six months on the three BAE SYSTEMS ATI contracts.

The BAE SYSTEMS ATI production contract and the pack and ship contract were both completed on schedule on July 31, 2004. The firm fixed-price installation contract was completed on schedule on November 4, 2004.

Cost of sales and contracts were $5,175,056 for the six months ended November 30, 2004 compared to $3,215,720 for the first six months ended November 30, 2003. The gross profit margin for the first six months of fiscal year 2005 was 31.7% compared to 32.6% for the first six months of the prior year. The decrease in gross profit margin is due to the mix of products sold in the six month period. Sales and administration expenses were lower in the six months of fiscal year 2005, $425,350 versus $604,497 in the first six months of fiscal year 2004. Sales and administration expenses as a ratio to sales were 5.6% in the first six months of this year compared to 12.7% in the same period last year. Sales and administration expenses decreased when charges to overhead accounts decreased and labor charges to contract work orders increased in the six month period. PHAZAR CORP's operating margin for the first six months of fiscal year 2004 was 26.1% compared to 19.9% in the first six months of fiscal year 2004. Interest expense in the first six months of fiscal year 2005 was $14,820 versus $29,032 in the same time period of fiscal year 2004 due to the payment in full of long term debt.

Discretionary product development spending was $137,098, or 1.8% of sales in the first six months of fiscal year 2005, compared to $94,723, or 2.0% of sales for the comparable period last year. The increase in discretionary product development was required to develop new wireless antennas for commercial and military applications.

United States Government contracts contain a provision that they may be terminated at any time for the convenience of the Government. In such event, the contractor is entitled to recover allowable costs plus any profits earned to the date of termination. The possibility that U.S. Government priorities could change, causing a delay or cancellation of existing contracts and any potential follow-on work, makes it impossible to accurately predict whether revenues will increase or decrease in the upcoming year.

Liquidity and Capital Resources

Funds generated from operations are the major internal sources of liquidity and are supplemented by funds derived from capital markets, principally bank facilities. PHAZAR CORP has a $1.0 million revolving demand line of credit with a bank that was renewed in September 2004. The credit line is regulated under a borrowing base formula using inventories and accounts receivable as collateral. The interest rate is established as equal to Wall Street prime and is subject to a loan agreement with restrictive covenants. The most restrictive financial covenant requires PHAZAR CORP to maintain $2.0 million in tangible net worth and Antenna Products Corporation to maintain $1.0 million of working capital. At November 30, 2004 PHAZAR CORP had a tangible net worth of $5.5 million and Antenna Products had working capital of $4.5 million. As of November 30, 2004 Antenna Products Corporation had drawn $0 of the $1.0 million line of credit with $1.0 million of the borrowing base available and unused. PHAZAR CORP believes that its cash and the credit available at November 30, 2004 is sufficient to fund the Company's operations for at least 12 months.

Management of the operating subsidiaries evaluate the facilities and review equipment requirements for existing and projected contracts on a regular basis. An annual capital plan is generated by management and submitted to the Board of Directors for review and approval. In fiscal year 2004 capital expenditures for new and replacement equipment totaled approximately $222,000. In the first six months of fiscal year 2005 capital expenditures for new and replacement equipment totaled approximately $0. The equipment purchased in 2004 was paid for with cash. The Company anticipates that the existing facilities and equipment are adequate to handle the projected business in fiscal year 2005 and intends to limit the 2005 capital program to less than $150,000 for improvements and replacement items.

At November 30, 2004, PHAZAR CORP had cash and cash equivalents of $2,930,693. Deferred revenue recorded under BAE SYSTEMS ATI contracts at November 30, 2004 is $0.

The decrease in accounts receivable to $440,782 at November 30, 2004 from $1,803,444 at May 31, 2004 and the increase in cash and cash equivalents from $717,865 at May 31, 2004 to $2,930,693 at November 30, 2004 reflects the completion of the BAE SYSTEMS ATI contracts and payment of invoices. The backlog of orders was $2.8 million at November 30, 2004 compared to $1.6 million at year-end excluding the BAE SYSTEMS ATI contracts. The increase in accounts payable to $220,340 at November 30, 2004 from $64,285 at May 31, 2004 reflects material purchases for contracts currently in production. Inventories increased to $1,808,176 at November 30, 2004 from $1,455,450 at May 31, 2004 due in part to an increase in work in process on items not scheduled to ship until the third quarter.

Cash provided by the operating activities in the six months ended November 30, 2004 was $2,744,746 compared to $2,225,385 for the same time period in 2003. $1,364,283 of the cash provided by operating activities at November 30, 2004 represented PHAZAR CORP's net income compared to $612,957 net income at November 30, 2003.

Cash utilized in investing activities in the six months ended November 30, 2004 was $0 compared to $222,370 cash utilized in investing activities for the same period in 2003. The capital expenditure in 2003 was required to support the BAE Systems ATI production contract.

Cash used in financing activities in the six months ended November 30, 2004 was $531,918 compared to cash used in of $1,041,055 for the same period in 2003. The financing activities for the six months ended November 30, 2004 consisted primarily of payment in full of long term debt with a bank. The financing activities for the six months ended November 30, 2003 consisted primarily of payments on the revolving demand line of credit with a bank and principal payments on long term debt.

Antenna Products Corporation had a long-term bank note for $1.2 million collateralized by the Antenna Products Corporation plant, property, and equipment. The $631,918 balance of this long-term bank note was paid in full on October 1, 2004.

Item 3.  Controls and Procedures

As of November 30, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of November 30, 2004. There has not been any change in the Company's internal control during the Company's last fiscal quarter that has materially affected or is reasonably likely to materially affect internal controls over financial reporting as of November 30, 2004.

PART II-OTHER INFORMATION

Item 5.  Other Information

On October 31, 2003, the Company entered into a definitive merger agreement with YDI Wireless, Inc., a developer and supplier of broadband wireless solutions. Under the terms of the agreement, PHAZAR CORP stockholders would have received
1.2 shares of YDI common  stock for each share of PHAZAR CORP common  stock.  On
November 18, 2004 PHAZAR CORP and YDI Wireless, Inc. mutually agreed to terminate the contemplated merger. In connection with the termination, YDI Wireless, Inc. agreed to pay PHAZAR CORP $100,000 and to transfer certain equipment to PHAZAR CORP and the companies released each other from all obligations arising from the contemplated merger.


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

         4.(ii)Loan  Agreement  between  Antenna  Products Corporation and Texas
               Bank, dated September 30, 1991, incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000, filed on February 20, 2004

         10.(b)BAE SYSTEMS ATI Contract dated May 5, 2003 incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2003, filed on February 20, 2004

               BAE SYSTEMS ATI Subcontract dated April 23, 2004 incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB for the year ended May 31, 2004 filed on August 6, 2004

               Public Works and Government Services, Canada, Department of National Defence, dated July 15, 2004 filed on October 4, 2004

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


                                   PHAZAR CORP


Date:  January 4, 2005             /s/ Clark D. Wraight
                                   ---------------------------------------------
                                   Clark D. Wraight, Principal Financial Officer
                                   and Principal Accounting Officer

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

Exhibit 4.(ii) -  Loan  Agreement between Antenna Products Corporation and Texas
                  Bank, dated September 30, 1991 incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000, filed on February 20, 2004

Exhibit 10.(b) -  BAE SYSTEMS ATI  Contract  dated May 5, 2003  incorporated  by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the year ended May 31,2003, filed on February 20, 2004

                  BAE SYSTEMS ATI Subcontract dated April 23, 2004 incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB for the year ended May 31, 2004 filed on August 6, 2004

                  Public Works and Government Services, Canada, Department of National Defence, dated July 15, 2004 filed on October 4, 2004

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