Form 10QSB
period 2005-02-28
PHAZAR CORP
filed 2005-04-14
CIK 724267

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB

(Mark One)
  [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 28, 2005
                                                             -----------------
  [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from ______________ to _______________
           Commission file number 0-12866
                                  -------


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

                                   Yes (X) No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,252,728 as of February 28, 2005.

                          PHAZAR CORP AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB

                                                                          PAGE
   PART I      FINANCIAL INFORMATION                                     NUMBER

               Item 1.  Financial Statements for PHAZAR CORP and
                        Subsidiaries

                        Consolidated Balance Sheets - February 28,          3
                        2005 and May 31, 2004

                        Consolidated Statements of Operations - Three       5
                        Months Ended February 28, 2005 and February 29,
                        2004 Nine Months Ended February 28, 2005 and
                        February 29, 2004

                        Consolidated Statements of Cash Flows - Nine        6
                        Months Ended February 28, 2005 and February 29,
                        2004

                        Notes to Consolidated Financial Statements          8

               Item 2.  Management's Discussion and Analysis of            17
                        Financial Condition and Results of Operation

               Item 3.  Controls and Procedures                            22



   PART II     OTHER INFORMATION

               Item 5.  Other Information                                  23

               Item 6.  Exhibits and Reports on Form 8-K 19

                        Signatures                                         25

                        Certifications

Item 1.  Financial Statements


                          PHAZAR CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                  February 28, 2005 May 31, 2004
                                                     (Unaudited)      (Audited)
                                                     -----------    -----------

Current assets:

  Cash and cash equivalents                          $ 2,272,632    $   717,865
  Accounts receivable:
     Trade, net of allowance for doubtful accounts
        of $7,021 as of February 28, 2005 and
        as of  May 31, 2004                            1,301,243      1,673,065

     United States Government                            146,732        130,379
   Inventories                                         1,762,438      1,455,450
   Prepaid expenses and other assets                      95,853         63,069
   Deferred income taxes                                 115,138        115,138
                                                     -----------    -----------

   Total current assets                                5,694,036      4,154,966

Property and equipment, net                            1,336,863      1,457,316

Identifiable Intangible Assets                            26,700         88,049
                                                     -----------    -----------


TOTAL ASSETS                                         $ 7,057,599    $ 5,718,331
                                                     ===========    ===========



The Notes to Consolidated Financial Statements are an integral part of these statements.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                  $       -      $    63,804

  Accounts payable                                       402,922         64,285

  Accrued expenses                                       549,626        612,710
  Income taxes payable                                   234,342        310,751
                                                     -----------    -----------
    Total current liabilities                          1,186,890      1,051,550

Long-term debt                                               -          568,114
Deferred income taxes                                     69,914         69,914
                                                     -----------    -----------

    Total long-term liabilities                           69,914        638,028
                                                     -----------    -----------
     Total liabilities                                 1,256,804      1,689,578
                                                     -----------    -----------
COMMITMENTS AND CONTINGENCIES                                -              -

SHAREHOLDERS' EQUITY

Preferred Stock, $1 par, 2,000,000 shares
    authorized, none issued or outstanding,
    attributes to be determined when issued                  -              -
Common stock, $0.01 par, 6,000,000 shares
    authorized 2,252,728 and 2,197,828 issued
    and outstanding                                       22,528         21,979
Additional paid in capital                             2,996,448      2,829,029
Retained earnings                                      2,781,819      1,177,745
                                                     -----------    -----------
    Total shareholders' equity                         5,800,795      4,028,753
                                                     -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 7,057,599    $ 5,718,331
                                                     ===========    ===========






The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE PERIODS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004
                                   (Unaudited)


                                                  Nine Months Ended            Three Months Ended
                                             Feb 28, 2005   Feb 29, 2004   Feb 28, 2005  Feb 29, 2004
                                             -----------    -----------    -----------   -----------
Sales and contract revenues                  $ 9,750,163    $ 7,224,864    $ 2,171,287   $ 2,455,050
Cost of sales and contracts                    6,245,992      4,962,626      1,070,936     1,746,906
                                             -----------    -----------    -----------   -----------


   Gross Profit                                3,504,171      2,262,238      1,100,351       708,144
Sales and administration expenses              1,164,977      1,063,323        739,627       458,826
                                             -----------    -----------    -----------   -----------

   Operating Profit                            2,339,194      1,198,915        360,724       249,318
                                             -----------    -----------    -----------   -----------

Other income (expense)
     Interest expense                            (14,820)       (40,515)             0       (11,483)
     Interest income                                 363            676            243            66
     Other Income                                105,680         23,717          2,355        16,166
                                             -----------    -----------    -----------   -----------

Total other expense                               91,223        (16,122)         2,598         4,749
                                             -----------    -----------    -----------   -----------


Income from operations before income taxes     2,430,417      1,182,793        363,322       254,067

Income tax provision                             826,342        402,150        123,530        86,383
                                             -----------    -----------    -----------   -----------

Net income                                   $ 1,604,075    $   780,643    $   239,792   $   167,684
                                             ===========    ===========    ===========   ===========

Basic earnings per common share              $      0.72    $      0.36    $      0.11   $      0.08
                                             ===========    ===========    ===========   ===========

Diluted earnings per common share            $      0.69    $      0.35    $      0.10   $      0.07
                                             ===========    ===========    ===========   ===========




The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004
                                   (Unaudited)
                                                           Nine Months Ended
                                                     February 28,   February 29,
                                                         2005           2004
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                         $ 1,604,075    $   780,643
  Adjustments to reconcile net income to net cash
    provided by operating activities:
   Depreciation                                          138,453        190,602
   Amortization                                           61,349         72,736
    Stock based compensation                              67,968         31,920
    Deferred federal income tax                              -          133,407
    Loss on disposal of fixed assets                         -            1,223
    Changes in assets and liabilities:
      Accounts receivable                                355,469        372,572
      Inventory                                         (306,988)       (53,836)
      Prepaid expenses                                   (32,784)       (16,508)
      Income tax receivable                                  -            2,000
      Deferred revenue                                       -          173,935
      Accounts payable                                   338,636        126,282
      Accrued expenses                                   (63,084)        (6,660)
      Income taxes payable                               (76,409)        48,193
                                                     -----------    -----------
Net cash provided by operating activities              2,086,685      1,856,509
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                         -         (222,370)
                                                     -----------    -----------
Net cash used in investing activities                        -         (222,370)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (payments) under bank line of
    credit                                                   -       (1,020,000)
   Principal payments on long term debt                 (631,918)       (47,189)
   Proceeds from exercise of stock options               100,000         10,000
                                                     -----------    -----------

Net cash used in financing activities                   (531,918)    (1,057,189)
                                                     -----------    -----------

Net increase in cash and cash equivalents              1,554,767        576,950

                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, beginning of  period          717,865        190,988
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS, end of period             $ 2,272,632    $   767,938
                                                     ===========    ===========

The Notes to Consolidated Financial Statements are an integral part of these statements

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:

    Interest (none capitalized)                      $    14,820    $    40,515
                                                     ===========    ===========

    Income taxes                                     $   902,751    $   220,550
                                                     ===========    ===========

SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES

 Stock Based Compensation                            $    67,968    $    31,920
                                                     ===========    ===========


The Notes to Consolidated Financial Statements are an integral part of these statements.

                                     PART 1

NOTE 1            STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 28, 2005, the results of operations for the nine months ended and three months ended February 28, 2005 and February 29, 2004, and the cash flows for the nine months ended February 28, 2005 and February 29, 2004. These results have been determined on the basis of United States generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's audited financial statements for its fiscal year ended May 31, 2004.

Earnings per share are computed by dividing net income available for common stock by the weighted average number of common shares outstanding during the year. Weighted average shares outstanding were 2,237,923 and 2,188,206 for the nine months ended February 28, 2005 and February 29, 2004, respectively. Weighted average shares outstanding were 2,250,627 and 2,188,206 for the three months ended February 28, 2005 and February 29, 2004, respectively.

Dilutive effect of stock options outstanding for the periods ended February 28, 2005 and February 29, 2004 are computed as follows:

                                              Nine Months Ended        Three Months Ended
                                         Feb 28, 2005 Feb 29, 2004 Feb 28, 2005 Feb 29, 2004
                                          ----------   ----------   ----------   ----------
Numerator:
      Net income                          $1,604,075   $  780,643   $  239,792   $  167,684
                                          ----------   ----------   ----------   ----------
      Numerator for basic and diluted
      earnings per share                  $1,604,075   $  780,643   $  239,792   $  167,684

Denominator:
      Weighted-average shares
      outstanding-basic                    2,237,923    2,188,206    2,250,627    2,188,206

Effect of dilutive securities:
      Stock options                           76,800       70,499      131,623       70,499
                                          ----------   ----------   ----------   ----------

Dilutive potential common shares              76,800       70,499      131,623       70,499
                                          ----------   ----------   ----------   ----------

      Denominator for diluted earning
      per share weighted-Average shares    2,314,723    2,258,705    2,382,250    2,258,705
                                          ==========   ==========   ==========   ==========

      Basic earnings (loss) per share     $     0.72   $     0.36   $     0.11   $     0.08
                                          ==========   ==========   ==========   ==========

      Diluted earnings (loss) per share   $     0.69   $     0.35   $     0.10   $     0.07
                                          ==========   ==========   ==========   ==========

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

NOTE 2            BUSINESS

General

PHAZAR CORP operates as a holding company with Antenna Products Corporation, Phazar Antenna Corp., Tumche Corp. (fka Phazar Aerocorp, Inc.) and Thirco, Inc. as it's wholly owned subsidiaries. Antenna Products Corporation is an operating Subsidiary that designs, manufactures and markets antenna systems, towers, and communication accessories worldwide. The Unites States government, military and civil agencies, and prime contractors represent Antenna Products Corporation's principal customers. Phazar Antenna Corp. is a separate legal entity that currently operates as a small division of Antenna Products Corporation. Thirco, Inc. serves as an equipment leasing company to Antenna Products Corporation. The Company's operations are performed in Texas for customers throughout the country.

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

The majority of Antenna Products Corporation's revenues come from fixed-price contracts, secured through a bidding process, for particular, custom ordered antenna production systems that Antenna Products Corporation builds according to the specifications of the customer. Except for inventory of standard products including small antennas, accessories and some towers in the amount of $357,491 at February 28, 2005, Antenna Products Corporation does not build and inventory equipment for future off the shelf sales. The sales volume for a particular antenna or antenna system is, therefore, a function of the fixed price contracts for build to order antennas or systems awarded to Antenna Products Corporation. However, a general product sales breakdown for fiscal year ended May 31, 2004 and the nine months ended February 28, 2005, as a percentage of total sales are, as follows:

                                    For fiscal year          For nine months
                                    ended May 31, 2004   ended February 28, 2005
                                    ------------------   -----------------------

Antenna Sales                                3%                      13%

Shipboard Equipment Sales                    1%                       1%

Instrument Landing System Sales              8%                       7%

Collinear Antenna Sales                      7%                       5%

Tower Sales                                  1%                       3%

Mast Sales                                   2%                       1%

Standard Product Sales                       2%                       1%

Spares and Accessories Sales                11%                      10%

Commercial Antenna Sales                     6%                       3%

BAE SYSTEMS ATI Sales                       59%                      56%

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

As discussed above, Antenna Products Corporation is primarily a build to order company and most manufacturing requirements are established on a contract basis. For this reason, the majority of the inventory is work in process. Approximately 20% of total inventory, $357,491 is currently maintained in stock for delivery to customers. Some raw materials are also inventoried to support customer delivery schedules. Antenna Products Corporation performs work for the United States Government primarily under fixed-price prime contracts and subcontracts. Under fixed-price contracts, Antenna Products Corporation realizes any benefit or detriment occasioned by lower or higher costs of performance.

Antenna Products Corporation is subject to certain risks common to all companies that derive a portion of their revenues from the United States Government. These risks include rapid changes in technology, changes in levels of government spending, and possible cost overruns. Recognition of profits on major contracts is based upon estimates of final performance, which may change as contracts progress. Contract prices and costs incurred are subject to Government Procurement Regulations, and costs may be questioned by the Government and are subject to disallowance. United States Government contracts contain a provision that they may be terminated at any time for the convenience of the Government. In such event, the contractor is entitled to recover allowable costs plus any profits earned to the date of termination. Collections are generally set in accordance with federal acquisition standards, which require payment in accordance with "Net 30" terms after acceptance of goods. Antenna Products Corporation is not directly regulated by any governmental agency in the United States. Most of Antenna Products Corporation's customers and the antenna and tower industries in general, are subject to meeting various government standards. These performance standards necessitate Antenna Products Corporation's ability to produce antenna designs, which can be updated to conform to customer requirements in a changing regulatory environment. These regulations have not adversely affected operations.

Antenna Products Corporation does not depend on any license, patent or trademark, other than its good name, to secure business. While Antenna Products Corporation does hold certain patents, they are not material to its business.

While Antenna Products Corporation complies with all environmental laws, the costs and effects of compliance are not material to its operations.

Antenna Products Corporation plans to reinvest from 2% to 5% of sales in research and development projects, and bid and proposal activities. The mix of expenditures between the two areas in any given year is a function of the demand for new independently developed innovative systems and the level of requirements solicited. In 2004 Antenna Products Corporation invested 2.1% of sales in independent research and development (R&D) and bid and proposal activities (B&P). The level of expenditures for R&D and B&P as a ratio to sales in the first nine months of 2005 was 2.1% of sales. Antenna Products Corporation does not consider patents to be material to its operations nor would the loss of any patents adversely affect operations.

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

Phazar Antenna Corp.

Phazar Antenna Corp. is a wholly owned subsidiary of PHAZAR CORP. It was formed as a Delaware corporation and activated on June 1, 2000. Phazar Antenna Corp. moved in May, 2002 to the facilities of Antenna Products Corporation. Phazar Antenna Corp.'s address is 101 S.E. 25th Ave, Mineral Wells, TX. 76067. The telephone number is (940) 325-3301.

Phazar Antenna Corp. provides a complete line of fixed and mobile antennas for ISM (instrument scientific medical), wireless Internet, wireless LAN, wireless local loop, fixed GPS, MMDS (fixed wireless) and embedded Bluetooth market applications. This product line compliments Antenna Products Corporation's existing product lines of cellular, PCS, paging, ISM and AMR (automatic meter reading), omni-directional and sector wireless antennas. Phazar Antenna Corp. sales for the nine months ended February 28, 2005 amount to approximately 3% of total sales. We expect that for fiscal year May 31, 2005 this percentage will remain unchanged. The Phazar Antenna Corp. commercial wireless product lines are manufactured at Antenna Products Corporation's plant in Mineral Wells, Texas.

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

Backlog

The backlog of orders at Antenna Products Corporation was $5.0 million on February 28, 2005. This compares to $4.6 million in backlog on February 29, 2004. Over 40% of the $5.0 million in backlog will be delivered in the balance of the 2005 fiscal year.

Phazar Antenna Corp. orders are normally shipped within 2 weeks; hence Phazar Antenna Corp. backlog of orders was negligible on February 28, 2005.


NOTE 3            BUSINESS SEGMENTS

The Company sold the assets and business of Phazar Aerocorp Inc. on May 31, 2003. As a result of this sale, the Company operates in one business segment.

NOTE 4            INVENTORIES

The major components of inventories are as follows:

                                           February 28, 2005       May 31, 2004
                                              ------------         ------------
         Raw materials                        $    488,257         $    609,808
         Work in process                           916,690              467,582
         Finished goods                            357,491              378,060
                                              ------------         ------------
                                              $  1,762,438         $  1,455,450
                                              ============         ============

NOTE 5            NOTES PAYABLE

At February 28, 2005, and May 31, 2004 notes payable consist of a revolving note payable to a bank, with a maximum amount not to exceed the lesser of $1,000,000 or a calculated borrowing base determined by a formula based upon the amount of certain qualified receivables and inventories as defined in the loan agreement.

Interest is payable monthly at the prime rate (5.5% and 4.0% at February 28, 2005, and May 31, 2004 respectively) until September 30, 2005, when any unpaid principal and interest shall be due. Borrowings under the revolving note payable are collateralized by accounts receivable and inventories. Under the agreement, the Company must maintain a minimum net worth of $2,000,000 and working capital of $1,000,000.

NOTE 6            LONG TERM DEBT

At February 28, 2005 and May 31, 2004, long-term debt consists of the following:

                                                        February 28,   May 31,
                                                             2005       2004
                                                           -------   ---------

     Mortgage note to a bank, guaranteed 80% by a
     U.S. Government agency, payable $10,050 per
     month, including interest at the prime rate
     (5.5 % and 4% at February 28, 2005 and May 31,
     2004 respectively) plus 0.5% (matures September
     11, 2011); collateralized by certain real
     estate, fixtures and assignment of life
     insurance policy with a principal shareholder.
     The note is also guaranteed by a principal
     shareholder and the Company is required to
     maintain certain covenants including $1,000,000
     in working capital and a ratio of maximum debt
     to net worth of seven to one. The Company was
     in compliance with these covenants at February
     28, 2005 and May 31, 2004. The note was paid in
     full on October 1, 2004.                              $     -   $ 631,918


     Less current portion of long-term debt                $     -   $  63,804
                                                           -------   ---------

                                                           $     -   $ 568,114
                                                           =======   =========

NOTE 7            NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities" (VIE's), an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN 46R (revised December 2003), which delays the effective date of the application of FIN 46 to non-special purpose VIE's acquired or created before February 1, 2003, to the interim period ending December 31, 2004, and provided additional technical clarifications to implementation issues. Management does not anticipate the adoption of this interpretation will have a material impact on the consolidated financial statements.

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

A summary of the status of the Company's stock option plans as of February 28, 2005 and May 31, 2004 and changes for the two periods then ended are as follows:

                                                                       Weighted
                                                                        Average
                                                                       Exercise
                                                              Shares     Price
                                                             -------   ---------

         Outstanding at May 31, 2003                         135,000       2.00

                 Granted                                         -            -
                 Exercised                                     5,000       2.00
                 Forfeited                                       -            -
                                                             -------
         Outstanding at May 31, 2004                         130,000       2.00

                 Granted                                         -            -
                 Exercised                                    50,000       2.00
                 Forfeited                                       -            -
                                                             -------

         Outstanding at February 28, 2005                     80,000       2.00
                                                             =======
         Exercisable at February 28, 2005 and May 31, 2004    80,000    130,000
                                                             =======   =========

         Weighted averaged remaining
              contractual life (in years) 2001
              and 2000 plans at February 28, 2005 and
              May 31, 2004                                      2.54       2.87
                                                             =======   =========

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

On February 7, 2005 Antenna Products received a $3,723,531 contract from BAE SYSTEMS ATI for the production and delivery of 270 low band matching unit assemblies and 346 high band matching unit assemblies. The fixed-price contract has a scheduled completion date of September 30, 2005 and has two stipulated scheduled milestone payments prior to the start of scheduled deliveries.

Milestone payments received in advance of the completion of the related phase of the contract were recorded as deferred revenue when received. Revenue is recognized when earned based on cost incurred to date plus estimated profit margin in relation to the total estimated cost plus profit margin on the entire project. Deferred revenue recorded under the contract at February 28, 2005 and May 31, 2004 is $0.

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

Income Taxes

PHAZAR CORP accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109) which utilizes the asset and liability method of computing deferred income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of PHAZAR CORP's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The current and deferred tax provision is allocated among members of the consolidated group on the separate income tax return basis.

Results of Operations

Third Quarter Ended February 28, 2005 Compared to Third Quarter Ended February 29, 2004

PHAZAR CORP consolidated sales from operations were $2,171,287 for the quarter ended February 28, 2005 compared to sales of $2,455,050 for the third quarter ended February 29, 2004. PHAZAR CORP recorded a net profit of $239,793 for the third quarter of fiscal year 2005 compared to a net profit of $167,684 for the third quarter of fiscal year 2004.

PHAZAR CORP's income improved on lower sales in the third quarter of fiscal year 2005 due to improved margins on products sold in the third quarter. On February 7, 2005 Antenna Products Corporation received a production contract from BAE

SYSTEMS ATI for $3,723,531 to produce 270 low band antenna matching unit assemblies and 346 high band antenna matching unit assemblies. PHAZAR CORP recognized revenue of $288,845 in the third quarter on this contract. The firm fixed-price contract has a scheduled completion date of September 12, 2005.

The BAE SYSTEMS ATI production contract includes two milestone payments and delivery payments as shown below:

         Milestone Date                              Schedule Amount
         -------------------                         ----------------
         February 7, 2005                            $        494,946
         March 15, 2005                              $        294,760
                                                     ================
                                   Total Milestones  $        744,706

         Delivery Dates                              Schedule Amount
         -------------------                         ----------------
         June 27, 2005                               $        683,345
         July 18, 2005                               $        669,018
         August 8, 2005                              $        632,859
         August 29, 2005                             $        633,460
         September 12, 2005                          $        360,143
                                                     ================
                            Total Delivery Payments  $      2,978,825

When a milestone payment is received, it is recorded on the balance sheet under current assets as cash and under current liabilities as deferred revenue: BAE SYSTEMS ATI. PHAZAR CORP totals material costs, labor cost, overhead costs and profit on the contract work orders monthly and recognizes this amount as revenue at the end of the month. The amount recognized as revenue on the contract is applied against the deferred revenue, reducing the deferred revenue balance. As of February 28, 2005 this contract is on schedule and it is anticipated that approximately $456 thousand will be recognized as revenue on this contract in the final three months of fiscal year 2005. The balance of the contract value, approximately $3.0 million, will be recognized as revenue in the first quarter of fiscal year 2006.

Cost of sales and contracts were $1,070,936 for the quarter ended February 28, 2005 compared to $1,746,906 for the third quarter ended February 29, 2004. The gross profit margin for the third quarter of fiscal year 2005 was 51% compared to 29% for the third quarter of last year. The increase in gross profit margin is due to the mix of products sold in the quarter. Sales and administration expenses were higher in the third quarter of fiscal year 2005, $739,627 versus $458,826 in the third quarter of fiscal year 2004. Sales and administration expenses as a ratio to sales were 34% in the third quarter of this year compared to 19% in the same period last year. Sales and administration expenses increased when charges to overhead accounts increased and labor charges to contract work orders decreased. PHAZAR CORP's operating margin for the third quarter of fiscal year 2005 was 17% compared to 10% in the third quarter of fiscal year 2004. Interest expense in the third quarter of fiscal year 2005 was $0 versus $11,483 in the same time period of fiscal year 2004 due to the payment of long term bank debt on October 1, 2004. PHAZAR CORP's backlog totaled $5.0 million on February 28, 2005. The backlog on February 28, 2005 includes the approximate balance of

$3.4 million remaining on the new production contract from BAE SYSTEMS ATI. PHAZAR CORP's backlog totaled $4.6 million on February 29, 2004.

Nine Months Ended February 28, 2005 Compared to Nine Months Ended February 29, 2004

PHAZAR CORP's consolidated sales from operations were $9,750,163 for the nine months ended February 28, 2005, compared to sales of $7,224,864 for the first nine months ended February 29, 2004.PHAZAR CORP recorded a net profit of $1,604,075 for the first nine months of fiscal year 2005 compared to a net profit of $780,643 for the first nine months of fiscal year 2004.

PHAZAR CORP's sales and income improved in the first nine months of fiscal year 2005 due to the revenue of $5,518,262 recognized in the first nine months on the BAE SYSTEMS ATI contracts.

Cost of sales and contracts were $6,245,992 for the nine months ended February 28, 2005 compared to $4,962,626 for the first nine months ended February 29, 2004. The gross profit margin for the first nine months of fiscal year 2005 was 36% compared to 31% for the first nine months of the prior year. The increase in gross profit margin is due to the mix of products sold in the nine month period. Sales and administration expenses were higher in the nine months of fiscal year 2005, $1,164,977 versus $1,063,323 in the first nine months of fiscal year 2004. Sales and administration expenses as a ratio to sales were 12% in the first nine months of this year compared to 15% in the same period last year. Sales and administration expenses decreased when charges to overhead accounts decreased and labor charges to contract work orders increased in the nine month period. PHAZAR CORP's operating margin for the first nine months of fiscal year 2005 was 24% compared to 17% in the first nine months of fiscal year 2004. Interest expense in the first nine months of fiscal year 2005 was $14,820 versus $40,515 in the same time period of fiscal year 2004 due to the payment in full of long term bank debt on October 1, 2004.

Discretionary product development spending was $204,288, or 2% of sales in the first nine months of fiscal year 2005, compared to $156,029, or 2% of sales for the comparable period last year. The increase in discretionary product development was required to develop new wireless antennas for commercial and military applications.

United States Government contracts contain a provision that they may be terminated at any time for the convenience of the Government. In such event, the contractor is entitled to recover allowable costs plus any profits earned to the date of termination. The possibility that the U.S. Government priorities could change, causing a delay or cancellation of existing contracts and any potential follow-on work, makes it impossible to accurately predict whether revenues will increase or decrease in the upcoming year.

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

The interest rate is established as equal to Wall Street prime and is subject to a loan agreement with restrictive covenants. The most restrictive financial covenant requires PHAZAR CORP to maintain $2.0 million in tangible net worth and Antenna Products Corporation to maintain $1.0 million of working capital. At February 28, 2005 PHAZAR CORP had a tangible net worth of $6.1 million and Antenna Products had working capital of $5.0 million. As of February 28, 2005 Antenna Products Corporation had drawn $0 of the $1.0 million line of credit with $1.0 million of the borrowing base available and unused. PHAZAR CORP believes that it's cash and the credit available at February 28, 2005 is sufficient to fund the Company's operations for at least 12 months.

Management of the operating subsidiaries evaluate the facilities and review equipment requirements for existing and projected contracts on a regular basis. An annual capital plan is generated by management and submitted to the Board of Directors for review and approval. In fiscal year 2004 capital expenditures for new and replacement equipment totaled approximately $222,000. In the first nine months of fiscal year 2005 capital expenditures for new and replacement equipment totaled approximately $0. The equipment purchased in 2004 was paid for with cash. The Company anticipates that the existing facilities and equipment are adequate to handle the projected business in fiscal year 2005 and intends to limit the 2005 capital program to less than $150,000 for improvements and replacement items.

At February 28, 2005, PHAZAR CORP had cash and cash equivalents of $2,272,632. Deferred revenue recorded under BAE SYSTEMS ATI contracts at February 28, 2005 is $0.

The decrease in accounts receivable to $1,447,975 at February 28, 2005 from $1,803,444 at May 31, 2004 and the increase in cash and cash equivalents from $717,865 at May 31, 2004 to $2,272,632 at February 28, 2005 reflects the completion of the BAE SYSTEMS ATI contracts and payment of invoices. The backlog of orders was $1.6 million on February 28, 2005 compared to $1.6 million at year-end excluding the BAE SYSTEMS ATI contract. The increase in accounts payable to $402,922 at February 28, 2005 from $64,285 at May 31, 2004 reflects material purchases for contracts currently in production. Inventories increased to $1,762,438 at February 28, 2005 from $1,455,450 at May 31, 2004 due in part to an increase in work in process on items not scheduled to ship until the fourth quarter.

Cash provided by the operating activities in the nine months ended February 28, 2005 was $2,086,685 compared to $1,856,509 for the same time period in 2004. $1,604,075 of the cash provided by operating activities at February 28, 2005 represented PHAZAR CORP's net income compared to $780,643 net income at February 29, 2004.

Cash utilized in investing activities in the nine months ended February 28, 2005 was $0 compared to $222,370 cash utilized in investing activities for the same period in 2004. The capital expenditure in fiscal year 2004 was required to support the BAE SYSTEMS ATI production contract.

Cash used in financing activities in the nine months ended February 28, 2005 was $531,918 compared to cash used in financing activities of $1,057,189 for the same period in 2004. The financing activities for the nine months ended February 28, 2005 consisted primarily of payment in full of long term debt with a bank.

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

Item 3.  Controls and Procedures

As of February 28, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of February 28, 2005. There has not been any change in the Company's internal control during the Company's last fiscal quarter that has materially affected or is reasonably likely to materially affect internal controls over financial reporting as of February 28, 2005.

                            PART II-OTHER INFORMATION

Item 5.  Other Information

On October 31, 2003, the Company entered into a definitive merger agreement with YDI Wireless, Inc., a developer and supplier of broadband wireless solutions. Under the terms of the agreement, PHAZAR CORP stockholders would have received
1.2 shares of YDI common  stock for each share of PHAZAR CORP common  stock.  On
November 18, 2004 PHAZAR CORP and YDI Wireless, Inc. mutually agreed to terminate the contemplated merger. In connection with the termination, YDI Wireless, Inc. agreed to pay PHAZAR CORP $100,000 and to transfer certain equipment to PHAZAR CORP and the companies released each other from all obligations arising from the contemplated merger

Item 6.  Exhibits and Reports on Form 8-K.

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

                BAE SYSTEMS ATI Subcontract dated January 25, 2005 incorporated by reference to the Registrant's Form 8-K filed on February 7, 2005

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


                                   PHAZAR CORP


Date:  April 13, 2005             /s/ Clark D. Wraight
                                  ---------------------------------
                                  Clark D. Wraight, Principal Financial Officer
                                  and Principal Accounting Officer

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

                    BAE  SYSTEMS  ATI   Subcontract   dated   January  25,  2005
                    incorporated by reference to the Registrant's Form 8-K filed on February 7, 2005

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

Exhibit 32.1 -      Section 1350 Certification
                                       26