Form 10KSB
period 2005-05-31
PHAZAR CORP
filed 2005-08-10
CIK 724267

Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-KSB
    (Mark One)
      [  X  ]     ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended May 31, 2005

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

Check whether the issuer has (i) filed all reports required by Section 13 or 15(d) of the Exchange ACT during the past 12 months, and (ii) been subject to such filing requirements for the past ninety (90) days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The Company's net sales for Fiscal Year ended May 31, 2005, was $11,614,785.

As of July 15, 2005, 2,256,028 shares of Common Stock were outstanding and the aggregate market value of the Common Stock (based on the latest price of known transactions on the Nasdaq Smallcap Market) held by non-affiliates (2,093,128 shares) was approximately $47,200,036.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (check one):  Yes [   ]  No [ X ]
================================================================================

                                     PART 1


Item 1.  Description of Business.


General

PHAZAR CORP operates as a holding company with Antenna Products Corporation, Tumche Corp. (fka Phazar Aerocorp, Inc.), Phazar Antenna Corp. and Thirco, Inc. as its subsidiaries. Antenna Products Corporation, and Phazar Antenna Corp. are operating subsidiaries with Thirco, Inc. serving as an equipment leasing company to PHAZAR CORP's operating units. PHAZAR CORP has no other business activity. The address for PHAZAR CORP and subsidiaries is 101 S.E. 25th Avenue, Mineral Wells, Texas 76067. The telephone number is (940) 325-3301.

Product   information   is   available   from   the   Internet   web   page  at:
//www.antennaproducts.com and at: //www.phazar.com.

Antenna Products Corporation

Antenna Products Corporation was incorporated in Texas in 1984 to continue a business started in 1947 and operated as a closely held "C" corporation until January 24, 1992. Thereafter, Antenna Products Corporation has operated, as a wholly owned Subsidiary of PHAZAR CORP.

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

The majority of Antenna Products Corporation's revenues come from fixed-price contracts, secured through a bidding process, for particular, custom ordered antenna production systems that Antenna Products Corporation builds according to the specifications of the customer. Except for inventory of standard products including small antennas, accessories and some towers in the amount of $316,203 at May 31, 2005, Antenna Products Corporation does not build and inventory equipment for future off the shelf sales. The sales volume for a particular antenna or antenna system is, therefore, a function of the fixed price contracts for build to order antennas or systems awarded to Antenna Products Corporation. However, a general product sales breakdown for fiscal year ended May 31, 2005, and the fiscal year ended May 31, 2004, as a percentage of total sales are, as follows:

                                    For fiscal year           For fiscal year
                                    ended May 31, 2005       ended May 31, 2004
                                    ------------------       ------------------
Antenna Sales                               15%                      3%

Shipboard Equipment Sales                   1%                       1%

Instrument Landing System Sales             7%                       8%

Collinear Antenna Sales                     6%                       7%

Tower Sales                                 4%                       1%

Mast Sales                                  1%                       2%

Standard Product Sales                      0%                       2%

Spares and Accessories Sales                9%                       11%

Commercial Antenna Sales                    4%                       6%

BAE SYSTEMS ATI Sales                       53%                      59%

Antenna Products Corporation's customer base is primarily government and government prime contractor focused, but this is slowly changing as Antenna Products Corporation continues to develop and market new commercial products. Antenna Products Corporation's market is international in scope. Antenna Products Corporation currently focuses on developing domestic markets and has a limited amount of foreign sales. The specialized need of Antenna Products Corporation's customers and the technology required to meet those needs change constantly. Accordingly, Antenna Products Corporation stresses its engineering, installation, service and other support capabilities. Antenna Products Corporation uses its own sales and engineering staff to service its principal markets. Some of Antenna Products Corporation's contracts are large relative to total annual sales volume and, therefore, the composition of the customer base is different year to year. In 2005, BAE SYSTEMS ATI was the single largest customer and accounted for 53% of the total sales volume. DND Canada was the second largest customer and accounted for 11% of total sales. The U.S. Government was the third largest customer and accounted for 8% of total sales. Orders for equipment in some of these product categories are in backlog and, therefore, BAE SYSTEMS ATI and the U.S. Government are expected to be major clients again in 2006.

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

As discussed above, Antenna Products Corporation is primarily a build-to-order company and most manufacturing requirements are established on a contract basis. For this reason, the majority of the inventory is work in process. Approximately 15% of total inventory, $316,203 is currently maintained in stock for delivery to customers. Some raw materials are also inventoried to support customer delivery schedules. Antenna Products Corporation performs work for the United States Government primarily under fixed-price prime contracts and subcontracts. Under fixed-price contracts, Antenna Products Corporation realizes any benefit or detriment occasioned by lower or higher costs of performance.

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

Antenna Products Corporation plans to reinvest from 2% to 5% of sales in research and development projects and bid and proposal activities. The mix of expenditures between the two areas in any given year is a function of the demand for new independently developed innovative systems and the level of requirements solicited. In 2005, Antenna Products Corporation invested 2.9% of sales in independent research and development (R&D) and bid and proposal activities (B&P). The level of expenditures as a ratio to sales is expected to continue at this level in 2006. The level of expenditures for R&D and B&P as a ratio to sales was 2.1% of sales in 2004. Antenna Products Corporation does not consider patents to be material to its operations nor would the loss of any patents adversely affect operations.

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

On June 16, 2003 the name of Phazar Aerocorp Inc. was changed to Tumche Corp. Tumche Corp. is a wholly owned subsidiary of PHAZAR CORP. It has no sales or operations.

Phazar Antenna Corp.

Phazar Antenna Corp. is a wholly owned Subsidiary of PHAZAR CORP. It was formed as a Delaware Corporation and activated on June 1, 2000. Phazar Antenna Corp. operates as a marketing, research and development unit.

Phazar Antenna Corp. provides a complete line of commercial wireless fixed and mobile antennas for ISM (instrument scientific medical), wireless Internet, wireless LAN, wireless local loop, fixed GPS, MMDS (fixed wireless) and embedded Bluetooth market applications. This product line complements Antenna Products Corporations existing product lines of cellular, PCS, paging, ISM and AMR (automatic meter reading) omni-directional and sector wireless antennas. Phazar Antenna Corp. sales for the twelve months ended May 31, 2005, amounted to approximately 4% of total sales. We expect that for fiscal year ended May 31, 2006 this percentage will be approximately 6%. The Phazar Antenna Corp.
commercial wireless product lines are manufactured at Antenna Products Corporation's plant in Mineral Wells, Texas.

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

Backlog

The backlog of orders at Antenna Products Corporation and Phazar Antenna Corp. was $4.4 million at year-end. This compares to $6.8 million in backlog at the end of fiscal year 2004. On June 20, 2005, Antenna Products Corporation received a $1,733,482 installation contract from BAE SYSTEMS ATI. As the result of this order, the total backlog as of June 20, 2005, was approximately $6.3 million. Over 95% of this backlog will be delivered in the 2006 fiscal year.

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

Employees

As of July 15, 2005, Antenna Products Corporation and Phazar Antenna Corp. combined employed a total of eighty-nine employees, eighty-five full time and four part time. Of the eighty-nine, ten are employed in administration and sales, nine in engineering and technical support, and seventy in manufacturing. None of Antenna Products Corporation and Phazar Antenna Corp.'s employees are subject to collective bargaining agreements.

Thirco does not employ any full time employees and does not intend to employ any in the foreseeable future.

Foreign Sales

Antenna Products Corporation's sales in international markets are primarily to foreign governments or prime contractors to foreign governments and, as such, represent a small percentage of the overall Company annual volume. The level of profits from the commitment of assets to this portion of the business is no greater or no less than that of other market segments. International sales for 2005, and 2004 were 14.8% and 4.5%, respectively, of total sales.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal year 2005.

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

                                            BID
Quarter Ended                       High             Low

August 2003                         3.00             1.90
November 2003                       5.37             2.46
February 2004                       9.19             4.70
May 2004                            8.80             4.45

August 2004                         6.90             3.06
November 2004                      13.00             3.29
February 2005                      53.96             10.11
May 2005                           32.17             15.18

Holders

At July 15, 2005, there were approximately 3,563 holders of record of common stock.

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

                           FISCAL YEAR ENDING MAY 31
                           -------------------------
                                      2005                   2004
                               -----------------      ------------------
Net sales                      $     11,614,785       $      11,713,910
Net income                     $      1,737,288       $       1,422,113

Income per share               $           0.77       $            0.65

Total assets                   $      6,839,740       $       5,718,331

Long term debt                 $              -       $         568,114

Dividends                      $           0.00       $            0.00

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

PHAZAR CORP is primarily a build-to-order company. As such, most United States government and commercial orders are negotiated firm-fixed price contracts. PHAZAR CORP's sales to major customers at May 31, 2005, as a percentage of total sales were BAE SYSTEMS ATI 53 percent, DND Canada 11 percent, United States Government 8 percent and Thales ATM, Inc. (a prime contractor to the Federal Aviation Administration for Instrument Landing Systems) 5 percent.

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

Results of Operations

Year ended May 31, 2005 ("2005") compared with year ended May 31, 2004 ("2004")

PHAZAR CORP's consolidated sales from operations were $11,614,785 in 2005, compared to consolidated sales from operations of $11,713,910 in 2004. PHAZAR CORP recorded a net profit of $1,737,288 in 2005, compared to a net profit of $1,422,113 in 2004.

PHAZAR CORP's net income increased $315,175 or 22% on 1% lower sales in fiscal year 2005, compared to fiscal year ended May 31, 2004. The increase was due to improved margins on products sold during the year ended May 31, 2005. On February 7, 2005, Antenna Products Corporation received a production contract from BAE SYSTEMS ATI for $3,723,531 to produce 270 low band antenna matching unit assemblies and 346 high band antenna matching unit assemblies. PHAZAR CORP recognized revenue of $887,268 in fiscal year 2005, on this contract. Due to the work in process on this contract, inventories increased approximately $300,000 in the fourth quarter of fiscal year 2005. The firm-fixed price production contract has a scheduled completion date of September 12, 2005. The $1,733,482 installation contract received from BAE SYSTEMS ATI on June 20, 2005, has a scheduled completion date of November 1, 2005.

The BAE SYSTEMS ATI production contract includes two milestone payments and delivery payments as shown below:

         Milestone Date                              Schedule Amount
         --------------                              ---------------
         February 7, 2005                            $       494,946
         March 15, 2005                              $       249,760
                                                     ===============
                                    Total Milestones $       744,706

         Delivery Dates                              Schedule Amount
         --------------                              ---------------
         June 27, 2005                               $       683,345
         July 18, 2005                               $       669,018
         August 8, 2005                              $       632,859
         August 29, 2005                             $       633,460
         September 12, 2005                          $       360,143
                                                     ===============
                             Total Delivery Payments $     2,978,825

When a milestone payment is received, it is recorded on the balance sheet under current assets as cash and under current liabilities as deferred revenue: BAE SYSTEMS ATI. PHAZAR CORP totals material costs, labor costs, overhead costs and profit on the contract work orders monthly and recognized this amount as revenue at the end of the month. The amount recognized as revenue on the contract is applied against the deferred revenue, reducing the deferred revenue balance. As of May 31, 2005, deferred revenue recorded under the contract is $0. As of May 31, 2005, this contract is on schedule and it is anticipated that the balance of the production contract value, approximately $2,800,000 and the installation contract value of $1,733,482 will be recognized in the first six months of fiscal year 2006.

United States Government contracts contain a provision that they may be terminated at any time for the convenience of the Government. This provision is included in the BAE SYSTEMS ATI contract. In such event, the contractor is entitled to recover allowable costs plus any profits earned to the date of termination. The possibility that Government priorities could change, causing a delay or cancellation of this contract and any potential follow-on work, makes it impossible to accurately predict whether revenues will increase or decrease in the upcoming year.

Orders decreased in both military and commercial markets from a total of $13.4 million in 2004 to $9.2 million in 2005. This resulted in an ending backlog of firm orders at May 31, 2005, of $4.4 million, down from the prior year-end backlog of $6.8 million. The year-end backlog includes the balance on the BAE SYSTEMS ATI contract of $2.8 million. On June 20, 2005, Antenna Products Corporation received a $1,733,482 installation contract from BAE SYSTEMS ATI. As a result of this order, the total backlog as of June 20, 2005, was approximately $6.3 million. Over 95% of this backlog will be delivered in the 2006 fiscal year.

Cost of sales and contracts for the operations and gross profit for fiscal year 2005, were $7.49 million and $4.12 million, respectively. For the same period in 2004, cost of sales and contracts for the operations and gross profit were $8.23 million and $3.48 million, respectively. The gross profit margin for the operations for fiscal year 2005, was 35% compared to 30% in 2004. The increase in gross margin is due to the mix of products sold in 2005. Sales and Administration expenses were $1.61 million in 2005, compared to $1.31 million in

2004. When expressed as a ratio to sales, sales and administration expenses were 14% of sales in 2005, compared to 11% in 2004. Sales and administration expenses increased when charges to overhead accounts increased and labor charges to contract work orders decreased. Operating margins increased to 22% in 2005, compared to 19% in 2004 due to the lower cost of sales and contracts on the mix of products sold. Bid and proposal activities and discretionary product development spending totaled $331,810, or 2.9% of sales in 2005. This compares to $240,314 or 2.1% of sales in 2004. The increase in discretionary product development was required to develop new wireless antennas for commercial applications. Interest expense for the operations decreased from $51,716 in 2004 to $14,820 in 2005, due to the payment in full of a mortgage note to a bank on October 1, 2004.

Income from operations before income taxes was $2,645,337 in 2005, compared to a pre-tax income of $2,153,377 in 2004.

Product Warranties

PHAZAR CORP's management estimates accrued warranty expense based on warranty work received but not performed and on analysis of historical trends including actual expense as a percent of sales. Changes in accrued warranty liability for the years ended May 31, are as follows:

                                               2005           2004
                                            ----------     ----------
Beginning balance                           $ 211,000      $  30,000
Cost incurred for rework                    $ (12,526)     $ (37,190)
Accrual for current year estimate           $  99,329      $ 211,000
Change in accrued estimate                  $(198,474)     $   7,190
                                            ---------      ---------
Ending balance                              $  99,329      $ 211,000

Liquidity and Capital Resources

Funds generated from operations are the major internal sources of liquidity and are supplemented by funds derived from capital markets, principally bank facilities. PHAZAR CORP has a $1.0 million revolving demand line of credit with a bank. The credit line is regulated under a borrowing base formula using inventories and accounts receivable as collateral. The interest rate is established as equal to Wall Street prime and is subject to a loan agreement with restrictive covenants. The most restrictive financial covenant requires PHAZAR CORP to maintain $2.0 million in tangible net worth and Antenna Products Corporation to maintain $1.0 million of working capital. At May 31, 2005, PHAZAR CORP had a tangible net worth of $6.0 million and Antenna Products had working capital of $4.3 million. As of May 31, 2005, Antenna Products Corporation had drawn $0 of the $1.0 million line of credit with $1.0 million of the borrowing base available and unused. The revolving credit line agreement is renewable in September 2005. The BAE SYSTEMS ATI contract milestone payments schedule was designed to provide Antenna Products Corporation with the cash to purchase the material for the contract without drawing on the Company's line of credit. As of May 31, 2005, Antenna Products Corporation has received $745 thousand in milestone payments. Milestone payments received in advance of the completion of the related phase of the BAE SYSTEMS ATI contract are recorded as deferred revenue when received. With customer funding in place on this contract, PHAZAR CORP believes that its cash and the credit available at May 31, 2005, is sufficient to fund the Company's operations for at least 12 months.

Management of the operating subsidiaries evaluate the facilities and review equipment requirements for existing and projected contracts on a regular basis. An annual capital plan is generated by management and submitted to the Board of Directors for review and approval. In fiscal year 2005, capital expenditures for new and replacement equipment totaled approximately $0. The Company anticipates that the existing facilities and equipment are adequate to handle the projected business in fiscal year 2006 and intends to limit the 2006 capital program to less than $250,000 for improvements and new equipment.

At May 31, 2005, PHAZAR CORP had cash and cash equivalents of $2,677,523. Deferred revenue recorded under the BAE SYSTEMS ATI contract at May 31, 2005, is $0.

The decrease in accounts receivable to $663,098 at May 31, 2005, from $1,803,444 at May 31, 2004, and the increase in cash and cash equivalents from $717,865 at May 31, 2004, to $2,677,523 at May 31, 2005, reflects the completion of the prior BAE SYSTEMS ATI contracts and payments of invoices. The backlog of orders was $1.6 million on May 31, 2005, compared to $1.6 million on May 31, 2004, excluding the BAE SYSTEMS ATI contracts. Based on the number of inquiries received in the fourth quarter, sales of other products including instrument landing systems and commercial wireless antennas are expected to increase in the first quarter of fiscal year 2006. The increase in accounts payable and accrued expenses to $793,194 at May 31, 2005, from $676,995 at May 31, 2004, reflects the material purchased for the BAE SYSTEMS ATI contract and other contracts currently in production. Inventories increased to $2,065,539 at May 31, 2005, from $1,455,450 at May 31, 2004, due to the increase in work in process to $1,204,466 at May 31, 2005, from $467,582 at May 31, 2004, on items not scheduled to ship until the first quarter of fiscal year 2006.

Cash provided by the operating activities in the year ended May 31, 2005, was $2,487,576 compared to cash provided by operations of $1,822,851 for the same period in 2004. $1,737,288 of cash provided by operating activities at May 31, 2005, represented PHAZAR CORP's net income compared to $1,422,113 net income at May 31, 2004.

Cash used in investing activities in the year ended May 31, 2005, was $0 compared to cash used in investing activities of $222,369 for the same period in 2004. In the years ended May 31, 2005, and 2004, these amounts related primarily to capital expenditures for production machinery and test equipment.

Cash used in financing activities in the year ended May 31, 2005, was $527,918 compared to cash used in financing activities of $1,073,605 for the same period in 2004. The financing activities for the year ended May 31, 2005, consisted primarily of payment in full of long term debt with a bank. The financing activities for the year ended May 31, 2004, consisted primarily of payments on the revolving demand line of credit with a bank and principal payments on long term debt. Antenna Products Corporation had a long-term bank note for $1.2 million collateralized by the Antenna Products Corporation plant, property, and equipment. The $631,918 balance of this long-term bank note was paid in full on October 1, 2004.

Item 7.  Financial Statements.

PHAZAR CORP consolidated financial statements for the fiscal year ended May 31, 2005.

                                 C O N T E N T S



                                                                          Page

CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheets..............................................15

  Consolidated Statements of Operations....................................17

  Consolidated Statements of Shareholders' Equity..........................18

  Consolidated Statements of Cash Flows....................................19

  Notes to Consolidated Financial Statements...............................21

                          PHAZAR CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         MAY 31, 2005, AND MAY 31, 2004

                                     ASSETS

                                                        2005         2004
                                                  ------------- -------------
CURRENT ASSETS
 Cash and cash equivalents                        $  2,677,523  $    717,865
 Accounts receivable:
  Trade, net of allowance for doubtful
   accounts of $7,021 in 2005, and 2004                437,820     1,673,065
   United States Government                            225,278       130,379
Inventories                                          2,065,539     1,455,450
Prepaid expenses and other assets                       74,278        63,069
Deferred income taxes                                   62,342       115,138
                                                  ------------  ------------
  Total current assets                               5,542,780     4,154,966

Property and equipment, net                          1,290,710     1,475,316

Identifiable intangible assets                           6,250        88,049
                                                  ------------  ------------
TOTAL ASSETS                                      $  6,839,740  $  5,718,331
                                                  ============  ============



























The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                         MAY 31, 2005, AND May 31, 2004

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                        2005        2004
                                                  ------------- -------------
CURRENT LIABILITIES
 Current portion of long-term debt                $          -  $     63,804
 Accounts payable                                      172,275        64,285
 Accrued expenses                                      620,918       612,710
 Income tax payable                                     54,656       310,751
                                                  ------------  ------------
Total current liabilities                              847,849     1,051,550
                                                  ------------  ------------
Long-term debt                                               -       568,114
Deferred income taxes                                   19,133        69,914
                                                  ------------  ------------
  Total long-term liabilities                           19,133       638,028
                                                  ------------  ------------
  Total liabilities                                    866,982     1,689,578
                                                  ------------  ------------
COMMITMENTS AND CONTINGENCIES                                -             -

SHAREHOLDER'S EQUITY

Preferred stock, $1 par, 2,000,000
  shares authorized, none issued
  or outstanding, attributes to be
  determined when issued                                     -             -
Common stock, $0.01 par, 6,000,000 shares
  authorized 2,256,028 and 2,197,828
  issued and outstanding                                22,561        21,979
 Additional paid in capital                          3,035,164     2,829,029
 Retained earnings                                   2,915,033     1,177,745
                                                  ------------  ------------
   Total shareholders' equity                        5,972,758     4,028,753
                                                  ------------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $  6,839,740  $  5,718,331
                                                  ============  ============








The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   YEARS ENDED MAY 31, 2005, AND MAY 31, 2004


                                                        2005        2004
                                                  ------------- -------------
Sales and contract revenues                       $ 11,614,785  $ 11,713,910
Cost of sales and contracts                          7,492,185     8,232,995
                                                  ------------  ------------
 Gross Profit                                        4,122,600     3,480,915
Sales and administration expenses                    1,605,070     1,306,380
                                                  ------------  ------------
 Operating Profit                                    2,517,530     2,174,535
                                                  ------------  ------------
Other income (expense)
   Interest expense                                    (14,820)      (51,716)
   Interest income                                       3,861           700
   Other income                                        138,766        29,858
                                                  ------------  ------------
Total other income (expense)                           127,807       (21,158)
                                                  ------------  ------------
Income from operations before income taxes           2,645,337     2,153,377

Income tax provision                                   908,049       731,264
                                                  ------------  ------------
Net Income                                        $  1,737,288  $  1,422,113
                                                  ============  ============
Basic earnings per common share                   $       0.77  $       0.65
                                                  ============  ============
Diluted earnings per common share                 $       0.75  $       0.63
                                                  ============  ============












The Notes to Consolidated Financial Statements
Are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   YEARS ENDED MAY 31, 2005, AND MAY 31, 2004



                             Common Stock
                             ------------    Additional
                             Number            Paid In   Retained
                           of Shares Amount    Capital   Earnings       Total
                           --------- ------- ----------- ----------- ----------
BALANCE, MAY 31, 2003      2,182,028 $21,820 $ 2,765,539 $ (244,368) $2,542,991

Stock issued to Directors     10,800     109      53,540          -      53,649

Stock options exercised        5,000      50       9,950          -      10,000

Net income                         -       -           -  1,422,113   1,422,113
                           --------- ------- ----------- ----------  ----------
BALANCE, MAY 31, 2004      2,197,828  21,979   2,829,029  1,177,745   4,028,753

Stock issued to Directors      6,200      62     102,655          -     102,717

Stock options exercised       52,000     520     103,480          -     104,000

Net income                         -       -           -  1,737,288   1,737,288
                           --------- ------- ----------- ----------  ----------
BALANCE, MAY 31, 2005      2,256,028 $22,561 $ 3,035,164 $2,915,033  $5,972,758
                           ========= ======= =========== ==========  ==========























The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED MAY 31, 2005, AND MAY 31, 2004

                                                        2005        2004
                                                  ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                       $  1,737,288  $  1,422,113

 Adjustments to reconcile net income
  to net cash provided by operating activities

  Depreciation                                         184,606       255,615
  Amortization                                          81,799        96,981
  Stock based compensation                             102,717        53,649
  Deferred federal income tax                            2,015        42,144
  Loss on disposal of fixed assets                           -         1,220
  Changes in assets and liabilities:
  Accounts receivable                                1,140,346      (818,888)
  Inventory                                           (610,089)      235,266
  Prepaid expenses                                     (11,209)        5,245
  Income taxes receivable                                    -         2,000
  Accounts payable                                     107,990        (3,116)
  Accrued expenses                                       8,208       226,186
  Income taxes payable                                (256,095)      304,436
                                                  ------------  ------------
   Net cash provided by operating activities         2,487,576     1,822,851
                                                  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                          -      (222,369)
                                                  ------------  ------------
   Net cash used in investing activities                     -      (222,369)

















The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED MAY 31, 2005, AND MAY 31, 2004

                                                        2005        2004
                                                  ------------- -------------

CASH FLOWS FROM FINANCING ACTIVIITES
 Net payments under bank lines of credit          $          -  $ (1,020,000)
 Principal payments on long-term debt                 (631,918)      (63,605)
 Proceeds from exercise of stock options               104,000        10,000
                                                  ------------  ------------
   Net cash used in financing activities              (527,918)   (1,073,605)
                                                  ------------  ------------
   Net increase in cash and cash equivalents         1,959,658       526,877

CASH AND CASH EQUIVALENTS, beginning of year      $    717,865  $    190,988
                                                  ------------  ------------
CASH AND CASH EQUIVALENTS, end of year            $  2,677,523  $    717,865
                                                  ============  ============
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
 Cash paid during the period for:
  Interest (none capitalized)                     $     14,820        51,716
                                                  ============  ============
   Income taxes paid                              $  1,162,130  $    370,550
                                                  ============  ============
SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES

 Stock based compensation                         $    102,717  $     63,649
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

     Following is a schedule of the Company's sales to major customers at May 31, as a percentage of total sales:

                                                       2005         2004
                                                       ----         ----
        BAE SYSTEMS ATI                                 53%          59%
        DND Canada                                      11%           0%
        Federal Government                               8%           8%
        Thales ATM, Inc. (fka AIRSYS ATM, Inc.)          5%           4%

     At May 31, 2005, and 2004, trade receivables from four customers comprised approximately 57% and 84%, respectively, of the trade receivable balance at those dates.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Antenna Products Corporation is primarily a build-to-order company. As such, most orders are negotiated firm-fixed price contracts. Most commercial contracts are single order and single delivery firm-fixed price contracts. Some government contracts are multi-year performance with established option dates with a predetermined escalated price for delivery in that outyear. These types of contracts can be valid from two to five years. Other types of government contracts are called supply contracts where the government buys a particular product and has estimated the quantity required over an expected period. Antenna Products Corporation has contracts with major prime contractors who negotiate contracts based on large quantities with set escalation rates for future prices. The U.S. Government is attempting to procure more and more products that have commercial equivalents to military standards. These purchases are for off-the-shelf products and, therefore, use credit cards and accept commercial terms and shipping methods. Antenna Products Corporation recognizes an order or resultant sale when official notification is received that an option is being exercised and the order is shipped.

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

   Research and Development Costs

     Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the years ended May 31, 2005, and 2004, were approximately $302,000 and $226,000, respectively.

   Cash and Cash Equivalents

     For purposes of reporting cash flows, cash and cash equivalents include cash and certificates of deposit with original maturities of three months or less.

   Stock-based Employee Compensation

     The Company accounts for stock based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", which requires compensation cost to be measured at the date of grant based on the intrinsic value of the options granted. The intrinsic value of an option is equal to the difference between the market price of the common stock on the date of grant and the exercise price of the option. No stock options were granted in 2005, or 2004 therefore there were no pro-forma effects on earnings to disclose using the fair value method under FASB 148.

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

   Shares, Per Share Data, Earnings Per Share, and Stock Split, and Common Stock Par Value

     Earnings per share are computed by dividing net income available for common stock by the weighted average number of common shares outstanding during the year. Weighted average shares outstanding were 2,242,056 and 2,190,080 for the years ended May 31, 2005, and 2004, respectively.

Dilutive effect of stock options outstanding for the year ended May 31, 2005, and May 31, 2004, are computed as follows:

                                                       2005          2004
                                                  ------------- -------------
Numerator:
  Net income                                      $  1,737,288  $  1,422,113
                                                  ------------  ------------
  Numerator for basic and diluted earnings           1,737,288     1,422,113
per share

Denominator:
  Weighted-average shares outstanding-basic          2,242,056     2,190,080

Effect of dilutive securities:
  Stock options                                         76,480        75,905
                                                  ------------  ------------
Dilutive potential common shares                        76,480        75,905
                                                  ------------  ------------
  Denominator for diluted earnings per share-
    Weighted-average shares                          2,318,536     2,265,985
                                                  ============  ============
    Basic earnings per share                      $       0.77  $       0.65
                                                  ============  ============
    Diluted earnings per share                    $       0.75  $       0.63
                                                  ============  ============

Deferred Revenue

     In April 2003, Antenna Products Corporation was awarded a $6,227,008 contract from BAE SYSTEMS ATI to manufacture a high power, high-frequency antenna system in Alaska. The fixed-price contract had a scheduled completion date of July 31, 2004, and stipulated scheduled milestone payments throughout the contract period. In January 2004, Antenna Products Corporation was awarded a $603,626 contract from BAE SYSTEMS ATI to pack and ship the antenna system to Alaska. The fixed-price contract had a scheduled completion date of July 31, 2004, and stipulated scheduled milestone payments throughout the contract period. In April 2004, Antenna Products Corporation was awarded a $5,393,247 contract from BAE SYSTEMS ATI to install the antenna system in Alaska. The fixed-price contract had a scheduled completion date of November 4, 2004, and stipulated scheduled milestone payments throughout the contract period. In February, 2005, Antenna Products Corporation was awarded a $3,723,531 contract from BAE SYSTEMS ATI to manufacture 270 low band and 346 high band matching unit assemblies for the antenna system in Alaska. The fixed-price contract has a scheduled completion date of November 1, 2005, and stipulates two milestone payments in the beginning of the contract period. Milestone payments are received in advance of the completion of the related phase of the contract and are recorded as deferred revenue when received. Revenue is recognized when earned based on cost incurred to date plus estimated profit margin in relation to the total estimated cost plus profit margin on the entire project. Estimated losses will be recognized in their entirety when they become apparent. These estimates are subject to change in the near term and could significantly impact the financial statements. Deferred revenue recorded under the contract at each of the years ended May 31, 2005, and May 31, 2004, is $0.

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

     In November 2004 the FASB issued SFAS Statement 151, Inventory Costs. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This standard is effective for the Company for the first fiscal period beginning after June 15, 2005. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

     In December 2004 the FASB issued SFAS Statement 123R, Share Based Payment. SFAS No. 123R requires all share-based payments to employees to be recognized in the income statement based on fair values. Pro forma disclosure is no longer an alternative. The standard is effective for the Company for the first fiscal period beginning after December 15, 2005. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

     In December 2004 the FASB issued SFAS Statement 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets changed. AFAS No. 153 eliminates an exception to this principle provided by Opinion No. 29 for exchanges of similar productive assets and replaced it with an exception for exchanges of nonmonetary assets that do not have commercial substance. This standard is effective for nonmonetary asset exchanges occurring the fiscal periods beginning after June 15, 2005 with earlier application permitted. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

NOTE 3.  INVENTORIES

   The major components of inventories are as follows:

                                                      2005         2004
                                                 ------------- -------------
     Raw materials                               $    544,870  $    609,808
     Work in process                                1,204,466       467,582
     Finished goods                                   316,203       378,060
                                                 ------------  ------------
     Total inventories                           $  2,065,539  $  1,455,450
                                                 ============  ============

     Certain allocable overhead costs such as depreciation, insurance, property taxes and utilities are included in inventory based upon percentages developed by the Company. The aggregate amount of these costs included in inventory during the years ended May 31, 2005, and May 31, 2004, were $740,683 and $527,884, respectively.

     All of the above stated inventories are that of the operating Subsidiary, Antenna Products Corporation. No other Subsidiaries carry inventory.

NOTE 4.  PROPERTY AND EQUIPMENT

     The following is a summary of the  Company's  property and equipment at May
     31:

                                    Estimated
                                   Useful Life     2005          2004
                                   ----------- ------------- -------------

      Land                                     $    375,136  $    375,136
      Buildings and improvements   15-30 years    1,873,217     1,873,217
      Machinery and equipment         10 years    3,402,145     3,406,569
      Automobiles and equipment        3 years      106,898       106,898
      Office furniture and fixtures   10 years      454,266       454,266
                                               ------------  ------------
                                                  6,211,662     6,216,086
      Less accumulated depreciation               4,920,952     4,740,770
                                               ------------  ------------
      Net property and equipment               $  1,290,710  $  1,475,316
                                               ============  ============

NOTE 5.  INTANGIBLE ASSETS

                                                       2005         2004
                                                  ------------- -------------
Included in intangible assets at May 31
are the following:
  Noncompete agreements (Phazar Antenna Corp.)    $     60,000  $     60,000
  Patents, copyrights and other                        389,593       389,593
                                                  ------------  ------------
  Intellectual property (Phazar Antenna                449,593       449,593
       Corp.)
  Accumulated amortization                            (443,343)     (361,544)
                                                  ------------  ------------
                                                  $      6,250  $     88,049
                                                  ============  ============

     Patents, copyrights and other intellectual property are being amortized on the straight-line basis over a weighted average five-year period. Non-compete agreements are being amortized on the straight-line basis over weighted average three and one third year contractual basis.

     Aggregate amortization expense for the year ended May 31, 2005, was $81,799. Aggregate amortization expense for each of the next two years are as follows:

         2006                                                      $5,000
         2007                                                      $1,250


NOTE 6.  NOTES PAYABLE

     At May 31, 2005, and 2004, notes payable consist of a revolving note payable to a bank, with a maximum amount not to exceed the lesser of $1,000,000 or a calculated borrowing base determined by a formula based upon the amount of certain qualified receivables and inventories as defined in the loan agreement. Amount available under the revolving note at May 31, 2005, and May 31, 2004 was $1,000,000.

     Interest is payable monthly at the prime rate (6.0% and 4.0% at May 31, 2005, and 2004, respectively) until September 30, 2005, when any unpaid principal and interest shall be due. Borrowings under the revolving note payable are collateralized by accounts receivable and inventories. Under the agreement, the Company must maintain minimum net worth of $2,000,000 and working capital of $1,000,000.

NOTE 7.  LONG-TERM DEBT

     At May 31, 2005, and May 31, 2004, long-term debt consists of the following:

                                                       2005          2004
                                                  ------------- -------------

      Mortgage note to a bank, guaranteed 80%
      by a U.S.  government  agency,  payable
      $10,050 per month,  including  interest
      at the prime rate (6.0% and 4.0% at May
      31,    2005,    and   May   31,   2004,
      respectively)    plus   0.5%   (matures
      September 11, 2011);  collateralized by
      certain  real   estate,   fixtures  and
      assignment  of  life  insurance  policy
      with a principal shareholder.  The note
      is  also   guaranteed  by  a  principal
      shareholder and the Company is required
      to maintain certain covenants including
      $1,000,000  in  working  capital  and a
      ratio of  maximum  debt to net worth of
      seven  to  one.   The  Company  was  in
      compliance  with these covenants at May
      31, 2005,  and May 31,  2004.  The note
      was paid in full on October 1, 2004.        $          -  $    631,918

      Less current portion of long-term debt                 -        63,804
                                                  ------------  ------------
                                                  $          -  $    568,114
                                                  ============  ============

NOTE 8.  INCOME TAXES

 Components of the income tax provision are as follows:
                                                       2005         2004
                                                  ------------- -------------
   Federal income taxes at statutory rate
            on income before income taxes         $    896,226  $    721,018

 State income taxes statutory rate                       9,378         7,819

 Non-deductible expenses and other                       2,445         2,427
                                                  ------------  ------------
 Total provision                                  $    908,049  $    731,264
                                                  ============  ============
 Deferred portion of provision                    $      2,015  $     42,144
 Current portion of provision                          906,034       689,120
                                                  ------------  ------------
 Total provision                                  $    908,049  $    731,264
                                                  ============  ============

 The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                       2005         2004
                                                  ------------- -------------
 Deferred tax assets:
   Accounts receivable, due to allowance
       for doubtful accounts                      $      2,387  $      2,388
   Accrued expenses, due to warranty accrual            33,772        71,400
   Accrued expenses, due to vacation accrual            26,183        27,750
   Intangible assets, due to difference
       in amortization                                  93,648        76,411
   Inventories, due to estimated losses
       on contracts                                          -        13,600
                                                  ------------  ------------
   Total deferred tax assets                      $    155,990  $    191,549

   Deferred tax liabilities:

     Property and equipment, principally
       due to difference in depreciation          $   (112,781) $   (146,325)
                                                  ------------  ------------
 Total deferred tax liabilities                   $   (112,781) $   (146,325)
                                                  ------------  ------------
     Net deferred tax assets                      $     43,209  $     45,224
                                                  ============  ============

  The net deferred tax assets are classified on the balance sheet as follows:

     Current deferred tax assets                  $     62,342  $    115,138
     Long-term deferred tax assets                           -             -
     Long-term deferred tax liabilities                (19,133)      (69,914)
                                                  ------------  ------------
     Net deferred tax assets                      $     43,209  $     45,224
                                                  ============  ============

NOTE 9.  COMMITMENTS AND CONTINGENCIES

     The Company has adopted an employee profit sharing plan under Section 401(k) of the Internal Revenue Code. All employees with a minimum of one year of employment are eligible to participate. The Company will match employee contributions for an amount up to 3% of each employee's salary if certain earnings requirements are met. Contributions are invested at the direction of the employee in one or more funds. Company contributions vest after three years of service. Company contributions amounted to $64,191 and $63,144 for the years ended May 31, 2005, and May 31, 2004, respectively.

     Concentration of Credit Risk

         The Company deposits its cash primarily in deposit accounts with major banks. Certain cash deposits may occasionally be in excess of federally insured limits. The Company has not incurred losses related to its cash.

         The Company sells many of its products to the U.S. Government, both military and civil agencies, and prime contractors. Although the Company might be directly affected by the well being of the defense industry, management does not believe significant credit risk exists at May 31, 2005.

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

     Operating Leases

         The Company leases software under a noncancelable operating lease arrangement. Rent expense under this lease agreement during each of the years ended May 31, 2005, and May 31, 2004 was $31,925. Future minimum lease obligations under the lease agreement are as follows:


            2006                                            $      5,321
                                                            ------------
                                                            $      5,321

         The software lease agreement will be paid in full in 2006.

     Legal Proceedings

         During the year ended May 31, 2004, final and binding arbitration was finalized from litigation with two former employees. The arbitrator's ruling was for the Company to pay a settlement of approximately $100,000 to the two former employees. The Company intends to vigorously appeal the arbitrator's finding through the courts. The settlement against the company is included in accrued expenses on the balance sheet at May 31, 2005.

     Product Warranties

         PHAZAR CORP's management estimates accrued warranty expense based on warranty work received but not performed and on analysis of historical trends including actual expense as a percent of sales.

         Changes in accrued warranty liability for the years ended May 31, are as follows:

                                                   2005       2004
                                                ---------   ---------
         Beginning balance                      $ 211,000   $  30,000
         Cost incurred for rework                 (12,526)    (37,190)
         Accrual for current year estimate         99,329     211,000
         Change in accrued estimate              (198,474)      7,190
                                                ---------   ---------
         Ending balance                         $  99,329   $ 211,000
                                                =========   =========

NOTE 10. STOCK OPTIONS

     In 1999, the Board of Directors approved a stock option plan that provided the option to purchase 60,000 shares at $2.00 to an officer of the Company. The plan has an expiration date of the earlier of March 31, 2006 or the officer's last day of employment.

     During the years ended May 31, 2005, and May 31, 2004, the Board of Directors did not grant any stock options.

     A summary of the status of the Company's stock option plan as of May 31, 2005, and May 31, 2004 and changes for the years then ended are as follows:

                                                         Weighted
                                                          Average
                                                         Exercise
                                               Shares      Price
                                             ---------   --------
         Outstanding at May 31, 2003          135,000        2.00
                  Granted                           -           -
                  Exercised                     5,000        2.00
                  Forfeited                         -           -
                                             --------    --------

         Outstanding at May 31, 2004          130,000        2.00
                  Granted                           -           -
                  Exercised                    52,000        2.00
                  Forfeited                         -           -

         Outstanding at May 31, 2005           78,000        2.00
                                             ========

         Exercisable at May 31, 2005,
           and May 31, 2004                    78,000     130,000
                                             ========    ========

         Weighted averaged remaining
           contractual life (in years) 2001      2.29        2.87
           and 2000 plans at May 31, 2005    ========    ========
           and May 31, 2004







Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant.

                                                                   Director
Name             Age   Principal Occupation                        Since
----             ---   --------------------                        -----
Gary W. Havener   64   President and Chief Executive Officer,
                       PHAZAR CORP; Sole Director Antenna
                       Products Corp., Phazar Antenna Corp.,
                       Tumche Corp. and Thirco, Inc.,
                       subsidiaries of PHAZAR CORP; President,
                       Tumche Corp., Thirco, Inc. and Sinan Corp.  January 1992

Clark D. Wraight  61   Vice President and Secretary, Treasurer,
                       PHAZAR CORP; President and General
                       Manager, Antenna Products Corp. and
                       Phazar Antenna Corp.; Vice President,
                       Tumche Corp. and Thirco, Inc.; Secretary/
                       Treasurer, Tumche Corp., Thirco, Inc.,
                       and Phazar Antenna Corp.                    October 1996

R. Allen Wahl     77   Independent Business Consultant and
                       Past President & COO of Valmont
                       Industries                                  October 1999

James Miles       62   Past Vice President and General Manager,
                       GTE Media Ventures; Past President,
                       Contel of California                        November 1999

James Kenney      64   Executive Vice President and Owner
                       San Jacinto Securities, Inc.                November 1999

     Mr. Havener served as the President of PHAZAR CORP from January 1992 until October 1999. Mr. Havener served as the President of Antenna Products Corporation from January 1996 until April 1999. Mr. Havener currently serves as President and CEO of PHAZAR CORP and President of Tumche Corp. and Thirco, Inc. Mr. Havener also serves as sole director of Antenna Products Corporation, Phazar Antenna Corp., Tumche Corp. and Thirco, Inc. Since December 1984 Mr. Havener has served as the President of Sinan Corp., an investment company. Sinan Corp. is not a parent, subsidiary or affiliate of the Company.

     Mr. Wraight served as Vice President and Secretary/Treasurer of Antenna Products Corporation from 1996 until April 1999 when he was appointed President. Mr. Wraight has been employed with Antenna Products since 1979 and has served as an officer of the Company since 1981. Mr. Wraight currently serves as Vice President and Secretary/Treasurer of PHAZAR CORP, President and General Manager of Antenna Products Corporation, President and Secretary/Treasurer of Phazar Antenna Corp., Vice President and Secretary/Treasurer of Tumche Corp., and Vice President and Secretary/Treasurer of Thirco, Inc., subsidiaries of the Company.

     Mr. Wahl was President and COO of Valmont Industries until 1985. The principal business of Valmont Industries is manufacturing steel tubular poles and lattice towers for the communication industry. Mr. Wahl currently serves as an independent business consultant since 1985.

     Mr. Miles served as Vice President and General Manager of GTE Media Ventures, a cable television design and operations company, from 1994 until 1999 and as President of Contel of California, a telecommunications company from 1984 until 1996. Mr. Miles was a Director of Desert Community Bank until 1994. Mr. Miles retired in 1999 and has been involved in personal financial activities for the past six years.

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

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended May 31, 2005, all Section 16(a) filing requirements applicable to its officers, directors and ten-percent shareholders have been filed.

Item 10. Executive Compensation.

Name and Principal
------------------
Position President        Annual Compensation
------------------        -------------------
and CEO
-------            Fiscal Year                         Other Annual
                   Ended May 31 Salary ($) Bonus ($)   Compensation ($)
                   ------------ ---------- ---------   ----------------

Gary W. Havener    2005         $0         $0          $     2,500(1)
                                                       $    98,000(2)

Gary W. Havener    2004         $0         $0          $     4,500(1)
                                                       $    98,000(2)

Gary W. Havener    2003         $0         $0          $     3,000(1)
                                                       $    98,000(3)

   (1)  PHAZAR CORP Director's Fee.
   (2)  Antenna Products Corp. Director's Fee paid
   (3)  Antenna Products Corp. Director's Fee accrued
        Accrued amounts are paid in the following year.

COMPENSATION OF DIRECTORS

Compensation for PHAZAR CORP Board members is set at $500 plus 200 shares of PHAZAR CORP common stock for each board meeting attended. A total of $2,500 and 1,000 shares was paid each to Gary W. Havener, Clark D. Wraight, R. Allen Wahl, James Kenney and James Miles in the fiscal year ended May 31, 2005.

Compensation for PHAZAR CORP audit committee members is set at $250 plus 100 shares of PHAZAR CORP common stock for each audit committee meeting attended. $1,000 and 400 shares were paid each to James Kenney, James Miles and R. Allen Wahl in the fiscal year ended May 31, 2005.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table set forth the beneficial ownership of the Company's Common Stock as of July 15, 2005, (a) by each director, (b) by the named executive officers, and (c) by all persons known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock and (d) all directors and executive officers as a group.

Name and Address                 Shares Owned Directly      Percent of
of Beneficial Owners (1)         and Indirectly             Class (2)

------------------------         ---------------------      ---------
Gary W. Havener   (3)
Sinan Corp.                      101,800                    4.5%
P.O. Box 121697
Ft. Worth, TX 76121

R. Allen Wahl                      1,800                     .08%
13 Collinway Place
Dallas, TX 75230

Clark D. Wraight
Antenna Products Corporation      53,600                    2.38%
101 S.E. 25th Ave.
Mineral Wells, TX 76067

James Miles                        2,400                     .11%
420 Private Rd. 52363
Pittsburg, TX 75686

James Kenney                       1,300                     .06%
5949 Sherry Lane, Suite 960
Dallas, TX 75225

All directors and officers       160,900                    7.13%
of PHAZAR CORP
as a group (Five Persons)

         (1) The persons named herein have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and subject to the Texas laws for personal holding companies, as applicable.

         (2) Based on total outstanding shares of 2,256,028 as of July 15, 2005.

         (3) Sinan Corp., wholly owned by Mr. Havener and his children, owns of record 100,000 of these shares representing 4.43% of the total outstanding shares. Mr. Havener as President of Sinan Corp. has sole voting and investment power with respect to all shares of common stock shown as beneficially owned by Sinan Corp.

Item 12. Certain Relationships and Related Transactions.

None

Item 13. Exhibits and Reports on Form 8-K.

(a)      The following documents are filed as part of this report:

         1. Financial Statements. The following consolidated statements of PHAZAR CORP and subsidiaries and related notes are presented in
              Item 7:

                  Consolidated Balance Sheets - May 31, 2005, and 2004

                  Consolidated Statements of Operations - Years Ended May 31, 2005, and 2004

                  Consolidated Statement of Shareholders' Equity - Years Ended May 31, 2005, and 2004

                  Consolidated Statements of Cash Flows - Years Ended May 31, 2005, and 2004

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

                     BAE SYSTEMS ATI Subcontract dated April 23, 2004 incorporated by reference to the like numbered exhibit in the registrant's annual report on Form 10-KSB for the fiscal year ended May 31, 2004, filed on August 6, 2004

                     Public Works and Government Services, Canada, Department of Defence, dated July 15, 2004 incorporated by reference to the like numbered exhibit in the registrant's quarterly report on Form 10-QSB for the fiscal quarter ended August 31, 2004, filed on October 5, 2004.

                     BAE  SYSTEMS  ATI  Subcontract   dated  January  25,  2005,
                     incorporated by reference to the registrant's Form 8-K filed on February 7, 2005.

              14.1 Code of Ethics and Business Conduct for the Senior Executive Officers and Senior Financial Officers incorporated by reference to the like numbered exhibit in the registrant's annual report on form 10-KSB for the fiscal year ended May 31, 2004, filed on August 6, 2004.

              15.    Independent Auditor's Report dated July 15, 2005.



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

              31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

              32.1   Section 1350 Certification

(b)      Reports on Form 8-K.

            On October 6, 2004, the registrant filed a Form 8-K for the purpose of disclosing the third amendment to the merger agreement related to the contemplated merger between PHAZAR CORP and YDI Wireless, Inc.

            On November 23, 2004 the registrant filed a Form 8-K for the purpose of disclosing the agreement to terminate the contemplated merger between PHAZAR CORP and YDI Wireless, Inc.

            On February 7, 2005, the registrant filed a Form 8-K for the purpose of disclosing the BAE SYSTEMS ATI subcontract award granted to Antenna Products Corporation, a wholly owned subsidiary of PHAZAR CORP

Item 14.  Controls and Procedures.

As of May 31, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of May 31, 2005. There has not been any change in the Company's internal controls during the Company's last fiscal quarter that has materially affected or is reasonably likely to materially affect internal controls over financial reporting as of May 31, 2005.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  August 9, 2005

                                   PHAZAR CORP


					    /s/Gary W. Havener
                                   --------------------------------
                              BY:  Gary W. Havener
                                   Principal Executive Officer and Director

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                        Date
---------                           -----                        ----


/s/ Clark D. Wraight
-------------------------------     Principal Financial Officer  August 9, 2005
Clark D. Wraight                    and Principal Accounting
                                    Officer and Director

/s/ James Miles
-------------------------------     Director                     August 9, 2005
James Miles


/s/ James Kenney
-------------------------------     Director                     August 9, 2005
James Kenney


/s/ R. Allen Wahl
-------------------------------     Director                     August 9, 2005
R. Allen Wahl

                                  EXHIBIT INDEX


Exhibit 2.    - Sale of Assets Agreement, dated May 31, 2003 between and among Phazar Aerocorp, Inc., PHAZAR CORP and Phaero LLC incorporated by reference to the Registrant's Form 8-K filed on June 13, 2003.

Exhibit 3.(i) - Registrant's Articles of Incorporation, as amended, incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000 filed on February 20, 2004

Exhibit 3.(ii)- Registrant's By Laws, incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000, filed on February 20, 2004

Exhibit 4.(ii)- Loan Agreement between Antenna Products Corporation and
                Texas Bank, dated September 30, 1991 incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000, filed on February 20, 2004

Exhibit 10.(b)- BAE SYSTEMS ATI Contract dated May 5, 2003 incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the year ended May 31, 2003, filed on February 20, 2004

                BAE SYSTEMS ATI Subcontract dated April 23, 2004, incorporated by reference to the like numbered exhibit in the registrant's annual report on Form 10-KSB for the fiscal year ended May 31, 2004, filed on August 6, 2004

                Public Works and Government Services, Canada, Department of Defence, dated July 15, 2004, incorporated by reference to the like numbered exhibit in the registrant's quarterly report on Form 10-QSB for the fiscal quarter ended August 31, 2004, filed on October 5, 2004.

                BAE SYSTEMS ATI Subcontract dated January 25, 2005, incorporated by reference to the registrant's Form 8-K filed on February 7, 2005

Exhibit 14.1  - Code of Ethics and Business Conduct for the Senior Executive
                Officers and Senior Financial Officers incorporated by reference to the like numbered exhibit in the registrant's annual report on form 10-KSB for the fiscal year ended May 31, 2004, filed on August 6, 2004.

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