Form 10QSB
period 2005-08-31
PHAZAR CORP
filed 2005-10-11
CIK 724267

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB

(Mark One)

  [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended August 31, 2005
                                        ---------------

  [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from           to
                                       ----------   ------------

         Commission file number 0-12866
                                -------


                                   PHAZAR CORP
 ------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                             75-1907070
 ------------------------------                              -----------------
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

Indicate by check mark whether the registrant is a shell company  (as defined in
 Rule 12b-2 of the Exchange Act.)
                                   Yes     No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,257,628 as of September 30, 2005.

                          PHAZAR CORP AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB

                                                                         PAGE
PART 1   FINANCIAL INFORMATION                                          NUMBER

   Item 1.  Financial Statements for PHAZAR CORP
            and Subsidiaries

            Consolidated Balance Sheets -                                  3
            August 31, 2005 and May 31, 2005

            Consolidated Statements of Operations -                        5
            Three Months Ended August 31, 2005 and August 31, 2004

            Consolidated Statements of Cash Flows -                        6
            Three Months Ended August 31, 2005 and August 31, 2004

            Notes to Consolidated Financial Statements                     8

   Item 2.  Management's Discussion and Analysis of                       15
            Financial Condition and Results of Operation

   Item 3.  Controls and Procedures                                       19


PART II  OTHER INFORMATION

   Item 5.  Other Information                                             19

   Item 6.  Exhibits and Reports on Form 8-K                              19

            Signatures                                                    21

            Certifications

Item 1.  Financial Statements

                          PHAZAR CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                               August 31, 2005   May 31, 2005
                                                 (Unaudited)      (Audited)
                                               ---------------  ---------------
CURRENT ASSETS
 Cash and cash equivalents                     $    2,061,345   $    2,677,523
 Accounts receivable:
  Trade, net of allowance for
   doubtful accounts of $7,021 as
   of August 31 and May 31, 2005                    2,389,036          437,820
  United States Government                             15,445          225,278
 Inventories                                        2,001,489        2,065,539
 Prepaid expenses and other assets                    103,778           74,278
 Deferred income taxes                                 62,342           62,342
                                               --------------   --------------
 Total current assets                               6,633,435        5,542,780

 Property and equipment, net                        1,260,190        1,290,710

 Identifiable intangible assets                         5,000            6,250
                                               --------------   --------------
TOTAL ASSETS                                   $    7,898,625   $    6,839,740
                                               ==============   ==============





The Notes to Consolidated Financial Statements are an integral part of these statements.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                               August 31, 2005   May 31, 2005
                                                 (Unaudited)      (Audited)
                                               ---------------  ---------------
CURRENT LIABILITIES

  Accounts payable                             $      604,784   $      172,275
  Accrued expenses                                    483,800          620,918
  Income tax payable                                  267,236           54,656
                                               --------------   --------------
   Total current liabilities                        1,355,820          847,849
                                               --------------   --------------
Deferred income taxes                                  19,133           19,133
                                               --------------   --------------
     Total long-term liabilities                       19,133           19,133
                                               --------------   --------------
     Total liabilities                              1,374,953          866,982

COMMITMENTS AND CONTINGENCIES                               -                -

SHAREHOLDERS' EQUITY

Preferred Stock, $1 par, 2,000,000 shares
  authorized, none issued or outstanding,
  attributes to be determined when issued                   -                -

Common stock, $0.01 par, 6,000,000 shares
  authorized 2,257,628 and 2,256,028 issued
  and outstanding                                      22,577           22,561

Additional paid in capital                          3,066,642        3,035,164
Retained earnings                                   3,434,453        2,915,033
                                               --------------   --------------
    Total shareholders' equity                      6,523,672        5,972,758
                                               --------------   --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $    7,898,625   $    6,839,740
                                               ==============   ==============





The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE PERIODS ENDED AUGUST 31, 2005 AND AUGUST 31, 2004
                                   (Unaudited)

                                                      Three Months Ended
                                               August 31, 2005  August 31, 2004
                                               ---------------  ---------------
Sales and contract revenues                    $    3,179,162   $    4,280,082
Cost of sales and contracts                         2,391,621        2,858,677
                                               --------------   --------------
   Gross Profit                                       787,541        1,421,405

Sales and administration expenses                      34,913          110,134
                                               --------------   --------------
   Operating Profit                                   752,628        1,311,271

Other income (expense)

     Interest expense                                       -          (11,048)
     Interest income                                   11,960               52
     Other income                                      22,411            2,044
                                               --------------   --------------
Total other expense                                    34,371           (8,952)
                                               --------------   --------------
Income from operations before income
taxes                                                 786,999        1,302,319

Income tax provision                                  267,580          442,789
                                               --------------   --------------
Net income                                            519,419          859,530
                                               ==============   ==============
Basic earnings per common share                $         0.23   $         0.39
                                               --------------   --------------
Diluted earnings per common share              $         0.22             0.38
                                               ==============   ==============







The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE PERIODS ENDED AUGUST 31, 2005 AND AUGUST 31, 2004
                                   (Unaudited)
                                                      Three Months Ended
                                               August 31, 2005  August 31, 2004
                                               ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                     $      519,419   $      859,530
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                        30,522           46,152
   Amortization                                         1,250           20,450
   Stock based compensation                            31,494            5,356
   Deferred federal income tax                              -                -
   Changes in assets and liabilities:
    Accounts receivable                            (1,741,383)         (87,652)
    Inventory                                          64,050         (593,776)
    Prepaid expenses                                  (29,500)         (76,136)
    Accounts payable                                  432,508          521,538
    Accrued expenses                                 (137,118)         107,120
    Income taxes payable                              212,580          129,488
                                               --------------   --------------
 Net cash provided by (used in) operating            (616,178)         932,070
  activities
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                         -                -
                                               --------------   --------------
 Net cash used in investing activities                      -                -

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings (payments) under bank
  line of credit                                            -                -
 Principal payments on long term debt                       -          (16,569)
 Proceeds from excise of stock options                      -          100,000
                                               --------------   --------------
 Net cash used in financing activities                      -           83,431
                                               --------------   --------------
 Net increase (decrease) in cash and
   cash equivalents                                  (616,178)       1,015,501

CASH AND CASH EQUIVALENTS, beginning of
  Period                                       $    2,677,523   $      717,865
                                               --------------   --------------
CASH AND CASH EQUIVALENTS, end of period       $    2,061,345   $    1,733,366
                                               ==============   ==============





The Notes to Consolidated Financial Statements are an integral part of these statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
    Cash paid during the period for:

      Interest (none capitalized)              $            -   $       11,048
                                               ==============   ==============
      Income taxes paid                        $       55,000   $      313,300
                                               ==============   ==============
SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES

 Stock Based Compensation                      $       31,494   $        5,356
                                               ==============   ==============





The Notes to Consolidated Financial Statements are an integral part of these statements.

                                     PART 1

NOTE 1   STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 31, 2005, the results of operations for the three months ended August 31, 2005 and August 31, 2004, and the cash flows for the three months ended August 31, 2005 and August 31, 2004. These results have been determined on the basis of United States generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's audited financial statements for its fiscal year ended May 31, 2005.

Earnings per share are computed by dividing net income available for common stock by the weighted average number of common shares outstanding during the year. Weighted average shares outstanding were 2,256,493 and 2,213,540 for the three months ended August 31, 2005 and 2004, respectively.

Dilutive effect of stock options outstanding for the periods ended August 31, 2005, and August 31, 2004, are computed as follows:

                                                      August 31,  August 31,
                                                         2005         2004
Numerator:
 Net income                                         $    519,419   $    859,530
                                                    ------------   ------------
 Numerator for basic and diluted earnings per share      519,419        859,530

Denominator:
 Weighted-average shares outstanding-basic             2,256,493      2,213,540

Effect of dilutive securities:
 Stock options                                            70,716         63,719
                                                    ------------   ------------
Dilutive potential common shares                          70,716         63,719
                                                    ------------   ------------
 Denominator for diluted earning per
 share-weighted-average shares                         2,327,209      2,277,259
                                                    ============   ============
 Basic earnings per share                           $       0.23   $       0.39
                                                    ============   ============
 Diluted earnings per share                         $       0.22   $       0.38
                                                    ============   ============

The Company accounts for stock based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", which requires compensation cost to be measured at the date of grant based on the intrinsic value of the options granted. The intrinsic value of an option is equal to the difference between the market price of the common stock on the date of grant and the exercise price of the option. No stock options were granted in 2004 or 2003 therefore there were no pro-forma effects on earnings.

NOTE 2   BUSINESS

General

PHAZAR CORP operates as a holding company with Antenna Products Corporation, Phazar Antenna Corp., Tumche Corp. and Thirco, Inc. as its wholly owned subsidiaries. Antenna Products Corporation is an operating Subsidiary that designs, manufactures and markets antenna systems, towers, and communication accessories worldwide. The Unites States government, military and civil agencies, and prime contractors represent Antenna Products Corporation's principal customers. Phazar Antenna Corp. is a separate legal entity that currently operates as a small division of Antenna Products Corporation. Thirco, Inc. serves as an equipment leasing company to Antenna Products Corporation. Tumche Corp. has no sales or operations. The Company's operations are performed in Texas for customers throughout the country. The address for PHAZAR CORP and subsidiaries is 101 S.E. 25th Avenue, Mineral Wells, Texas 76067. The telephone number is (940)325-3301.

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

Antenna Products Corporation designs, manufactures and markets standard and custom antennas, guyed and self supported towers, support structures, masts and communication accessories worldwide. Customers include the U.S. Government, both military and civil agencies, U.S. Government prime contractors and commercial clients. Examples of Antenna Products Corporation's U.S. Government supplied products include ground to air collinear antennas, instrument landing antennas and towers, fixed system multi-port antenna arrays, tactical quick erect antennas and masts, shipboard antenna tilting devices, transport pallets, surveillance antennas, antenna rotators, positioners and controls, and high power broadcast baluns. Examples of the Company's commercial products include panel, sector, omnidirectional and closed loop telecommunications antennas, automatic meter reading (AMR), instrument scientific medical (ISM), cellular, paging and yagi antennas, guyed towers, and self supported towers.

The majority of Antenna Products Corporation's revenues come from fixed-price contracts, secured through a bidding process, for particular, custom ordered antenna production systems that Antenna Products Corporation builds according to the specifications of the customer. Except for inventory of standard products including small antennas, accessories and some towers in the amount of $304,884 at August 31, 2005, Antenna Products Corporation does not build and inventory equipment for future off the shelf sales. The sales volume for a particular antenna or antenna system is, therefore, a function of the fixed price contracts for build to order antennas or systems awarded to Antenna Products Corporation. However, a general product sales breakdown for fiscal year ended May 31, 2005 and the three months ended August 31, 2005, as a percentage of total sales are, as follows:

                                    For fiscal year       For three months
                                    ended May 31, 2005    ended August 31, 2005
                                    ------------------    ---------------------
Antenna Sales                              15%                     1%

Shipboard Equipment Sales                   1%                     1%

Instrument Landing System Sales             7%                     4%

Collinear Antenna Sales                     6%                     2%

Tower Sales                                 4%                     0%

Mast Sales                                  1%                     0%

Standard Product Sales                      0%                     0%

Spares and Accessories Sales                9%                     5%

Commercial Antenna Sales                    4%                     8%

BAE SYSTEMS Sales                          53%                    79%

Antenna Products Corporation's customer base is primarily government and government prime contractor focused, but this is slowly changing as Antenna Products Corporation continues to develop and market new commercial products. Antenna Products Corporation's market is international in scope. Antenna Products Corporation currently focuses on developing domestic markets and has a limited amount of foreign sales. The specialized need of Antenna Products Corporation's customers and the technology required to meet those needs change constantly. Accordingly, Antenna Products Corporation stresses its engineering, installation, service and other support capabilities. Antenna Products Corporation uses its own sales and engineering staff to service its principal markets. Some of Antenna Products Corporation's contracts are large relative to total annual sales volume and therefore the composition of the customer base is different year to year. In 2005 BAE SYSTEMS was the single largest customer, and accounted for 53% of the sales volume. DND Canada was the second largest customer and accounted for 11% of total sales. The U.S. Government was the third largest customer and accounted for 8% of total sales. Orders for equipment in some of these product categories are in backlog and, therefore, BAE SYSTEMS and the U.S. Government are expected to be major clients again in 2006.

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

As discussed above, Antenna Products Corporation is primarily a build-to-order company and most manufacturing requirements are established on a contract basis. For this reason, the majority of the inventory is work in process. Approximately 15% of total inventory, $304,884 is currently maintained in stock for delivery to customers. Some raw materials are also inventoried to support customer delivery schedules. Antenna Products Corporation performs work for the United States Government primarily under fixed-price prime contracts and subcontracts. Under fixed-price contracts, Antenna Products Corporation realizes any benefit or detriment occasioned by lower or higher costs of performance.

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

Antenna Products Corporation plans to reinvest from 2% to 5% of sales in research and development projects, and bid and proposal activities. The mix of expenditures between the two areas in any given year is a function of the demand for new independently developed innovative systems and the level of requirements solicited. In 2005 Antenna Products Corporation invested 2.9% of sales in independent research and development (R&D) and bid and proposal activities (B&P). The level of expenditures for R&D and B&P as a ratio to sales in the first three months of 2006 was 3.2% of sales. Antenna Products Corporation does not consider patents to be material to its operations nor would the loss of any patents adversely affect operations.

Tumche Corp.

Tumche Corp is a wholly owned subsidiary of PHAZAR CORP. It has no sales or operations.

Phazar Antenna Corp.

Phazar Antenna Corp. is a wholly owned subsidiary of PHAZAR CORP. It was formed as a Delaware corporation and activated on June 1, 2000. Phazar Antenna Corp. operates as a marketing, research and development unit.

Phazar Antenna Corp. provides a complete line of commercial wireless fixed and mobile antennas for ISM (instrument scientific medical), wireless Internet, wireless LAN, wireless local loop, fixed GPS, MMDS (fixed wireless) and embedded Bluetooth market applications. This product line compliments Antenna Products Corporation's existing product lines of cellular, PCS, paging, ISM and AMR (automatic meter reading), omni-directional and sector wireless antennas. Phazar Antenna Corp. sales for the three months ended August 31, 2005 amount to approximately 8% of total sales. We expect that for fiscal year ended May 31, 2006 this percentage will increase. The Phazar Antenna Corp. commercial wireless product lines are manufactured at Antenna Products Corporation's plant in Mineral Wells, Texas.

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

Backlog

The backlog of orders at Antenna Products Corporation was $3.7 million on August 31, 2005. This compares to $5.1 million in backlog at the end of fiscal year 2005. Over 98% of this backlog will be delivered in the balance of the 2006 fiscal year.

Phazar Antenna Corp. orders are normally shipped within 2 weeks; hence Phazar Antenna Corp. backlog of orders was negligible on August 31, 2005.

NOTE 3   BUSINESS SEGMENTS

PHAZAR CORP operates in one business segment.

NOTE 4   INVENTORIES

  The major components of inventories are as follows:

                                    August 31, 2005       May 31, 2005
                                    ---------------    ---------------
    Raw materials                   $       525,987    $       544,870
    Work in process                       1,170,618          1,204,466
    Finished goods                          304,884            316,203
                                    ---------------    ---------------
                                    $     2,001,489    $     2,065,539
                                    ===============    ===============

NOTE 5   NOTES PAYABLE

   At August 31, 2005, and May 31, 2005 notes payable consist of a revolving note payable to a bank, with a maximum amount not to exceed the lesser of $1,000,000 or a calculated borrowing base determined by a formula based upon the amount of certain qualified receivables and inventories as defined in the loan agreement. The amount available under the revolving note at August 31, 2005 and May 31, 2005 was $1,000,000.

   Interest is payable monthly at the prime rate (6.5% and 4.5% at August 31, 2005, and May 31, 2005, respectively) until September 30, 2006, when any unpaid principal and interest shall be due. Borrowings under the revolving note payable are collateralized by accounts receivable and inventories. Under the agreement, the Company must maintain a minimum net worth of $2,000,000 and working capital of $1,000,000.

NOTE 6   LONG TERM DEBT

   At August 31, 2005, and May 31, 2005, PHAZAR CORP had no long-term debt.

NOTE 7   NEW ACCOUNTING PRONOUNCEMENTS



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

   In December 2004 the FASB issued SFAS Statement 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets changed. SFAS No. 153 eliminates an exception to this principle provided by Opinion No. 29 for exchanges of similar productive assets and replaced it with an exception for exchanges of nonmonetary assets that do not have commercial substance. This standard is effective for nonmonetary asset exchanges occurring the fiscal periods beginning after June 15, 2005 with earlier application permitted. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

NOTE 8   STOCK OPTIONS

   In 1999, the Board of Directors approved a stock option plan that provided the option to purchase 60,000 shares at $2.00 to an officer of the Company. The plan has an expiration date of March 31, 2006, or the earlier of the officer's last day of employment.

   During the years ended May 31, 2005, and May 31, 2004, the Board of Directors did not grant any stock options.

   A summary of the status of the Company's stock option plans as of August 31, 2005, and May 31, 2005, and changes for the 2 periods then ended are as follows:



                                                               Weighted
                                                               Average
                                                               Exercise
                                                 Shares         Price
                                               ---------       --------
         Outstanding at May 31, 2004             130,000           2.00
                 Granted                               -              -
                 Exercised                        52,000           2.00
                 Forfeited                             -              -
                                               ---------       --------
         Outstanding at May 31, 2005              78,000           2.00
                 Granted                               -              -
                 Exercised                             -           2.00
                 Forfeited                             -              -
                                               ---------       --------
         Outstanding at August 31, 2005           78,000           2.00
                                               =========       ========
         Exercisable at August 31, 2005
          and May 31, 2005                        78,000         78,000
                                               =========       ========
         Weighted averaged remaining
          contractual life (in years) 2001
          and 2000 plans at August 31 and
          May 31, 2005                              2.04           2.29
                                               =========       ========

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

PHAZAR CORP is primarily a build to order company. As such, most United States government and commercial orders are negotiated firm fixed-price contracts. PHAZAR CORP's sales to major customers at May 31, 2005 as a percentage of total sales were BAE SYSTEMS, 53 percent, DND Canada, 11 percent and the United States government 8 percent.

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

Results of Operations

First Quarter Ended August 31, 2005, Compared to First Quarter Ended August 31, 2004

PHAZAR CORP's consolidated sales from operations were $3,179,162 for the quarter ended August 31, 2005 compared to sales of $4,280,082 for the first quarter ended August 31, 2004. PHAZAR CORP recorded a net profit of $519,419 for the first quarter of fiscal year 2006 compared to a net profit of $859,530 for the first quarter of fiscal year 2005.

PHAZAR CORP's sales and income decreased in the first quarter of fiscal year 2006 due to the timing of the BAE SYSTEMS production and installation contracts.

On February 7, 2005, Antenna Products Corporation received a production contract from BAE SYSTEMS for $3,723,531 to produce 270 low band antenna matching unit assemblies and 346 high band antenna matching unit assemblies. PHAZAR CORP recognized revenue of $887,268 in fiscal year 2005, on this contract. The firm-fixed price production contract has a required completion date of November

1, 2005. The production contract will be completed in September, 2005. The $1,733,482 installation contract received from BAE SYSTEMS on June 20, 2005, has a required completion date of November 1, 2005. The installation contract will be completed in October, 2005.

The BAE SYSTEMS production contract includes two milestone payments and delivery payments as shown below:

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

When a milestone payment is received, it is recorded on the balance sheet under current assets as cash and under current liabilities as deferred revenue: BAE SYSTEMS. PHAZAR CORP totals material costs, labor costs, overhead costs and profit on the contract work orders monthly and recognized this amount as revenue at the end of the month. The amount recognized as revenue on the contract is applied against the deferred revenue, reducing the deferred revenue balance. As of August 31, 2005, deferred revenue recorded under the contract is $0. As of August 31, 2005, this contract is on schedule and it is anticipated that the balance of the production contract value, approximately $934,703 and the balance of the installation contract value, approximately $1,090,142 will be recognized in the second quarter of fiscal year 2006.

Cost of sales and contracts for the operations were $2,391,621 for the quarter ended August 31, 2005 compared to $2,858,677 for the first quarter ended August 31, 2004. The gross profit margin for the first quarter of fiscal year 2006 was 25% compared to 33% for the first quarter of last year. The decrease in gross profit margin is due to the mix of products sold in the quarter. Sales and administration expenses were lower in the first quarter of fiscal year 2006, $34,913 versus $110,134 in the first quarter of fiscal year 2005. Sales and administration expenses as a ratio to sales were 1% in the first quarter of this year compared to 3% in the same period last year. Sales and administration expenses decreased when charges to overhead accounts decreased and labor charges to contract work orders increased. PHAZAR CORP's operating margin for the first quarter of fiscal year 2006 was 24% compared to 31% in the first quarter of fiscal year 2005. Interest expense for the operations decreased from $11,048 in 2005 to $0 in 2006, due to the payment in full of a mortgage note to a bank on October 1, 2004.

Discretionary product development spending was $78,064, or 2.5% of sales, compared to $74,080, or 1.7% of sales for the comparable period last year. The increase in discretionary product development was required to develop new wireless antennas for commercial and military applications.

PHAZAR CORP's backlog totaled $3.7 million on August 31, 2005. The backlog on August 31, 2005 includes the approximate balance of $2.0 million remaining on the BAE SYSTEMS production and installation contracts. PHAZAR CORP's backlog totaled $5.1 million on August 31, 2004.

United States Government contracts contain a provision that they may be terminated at any time for the convenience of the Government. This provision is included in the BAE SYSTEMS contracts. In such event, the contractor is entitled to recover allowable costs plus any profits earned to the date of termination. The possibility that Government priorities could change, causing a delay or cancellation of this contract and any potential follow-on work, makes it impossible to accurately predict whether revenues will increase or decrease in the upcoming year.

Liquidity and Capital Resources

Funds generated from operations are the major internal sources of liquidity and are supplemented by funds derived from capital markets, principally bank facilities. PHAZAR CORP has a $1.0 million revolving demand line of credit with a bank. The credit line is regulated under a borrowing base formula using inventories and accounts receivable as collateral. The interest rate is established as Wall Street prime and is subject to a loan agreement with restrictive covenants. The most restrictive financial covenant require PHAZAR CORP to maintain $2.0 million in tangible net worth and Antenna Products Corporation to maintain $1.0 million of working capital. At August 31, 2005 PHAZAR CORP had a tangible net worth of $6.5 million and Antenna Products had working capital of $5.3 million. As of August 31, 2005 Antenna Products Corporation had drawn $0 of the $1.0 million line of credit with $1.0 million of the borrowing base available and unused. The revolving credit line agreement is renewable on September 30, 2006. PHAZAR CORP anticipates renewal of this credit line with a $1.0 million limit. PHAZAR CORP believes that its cash and the credit available at August 31, 2005 is sufficient to fund the Company's operations for at least 12 months.

Management of the operating subsidiaries evaluate the facilities and review equipment requirements for existing and projected contracts on a regular basis. An annual capital plan is generated by management and submitted to the Board of Directors for review and approval. In fiscal year 2005 capital expenditures for new and replacement equipment totaled approximately $0. In the first three months of fiscal year 2006 capital expenditures for new and replacement equipment totaled approximately $0. The Company anticipates that the existing facilities and equipment are adequate to handle the projected business in fiscal year 2005 and intends to limit the 2006 capital program to less than $250,000 for improvements and new equipment.

At August 31, 2005, PHAZAR CORP had cash and cash equivalents of $2,061,345. Deferred revenue recorded under the BAE SYSTEMS contracts at August 31, 2005 is $0.

The increase in accounts receivable to $2,404,481 at August 31, 2005 from $663,098 at May 31, 2005 is due primarily to the recent sales to BAE SYSTEMS on the production and installation contracts. The backlog of orders excluding the BAE SYSTEMS contracts was $1.7 million on August 31, 2005 compared to $1.6 million at year-end. Based on the number of inquiries received in the first quarter of FY2006, sales of products including instrument landing systems and commercial wireless antennas are expected to improve in the second quarter. The increase in accounts payable to $604,784 at August 31, 2005 from $172,275 at May 31, 2005 reflects in part, subcontractor invoices for the BAE SYSTEMS installation contract that total $289,827. Inventories decreased to $2,001,489 at August 31, 2005 from $2,065,539 at May 31, 2005 due to the normal completion and shipment of orders to customers.

Due to the increase in accounts receivable in the first quarter, cash provided by the operating activities in the three months ended August 31, 2005 was $(616,178) compared to $932,070 provided by continuing operations for the same time period in 2004. $519,419 of the cash provided by operating activities at August 31, 2005 represented PHAZAR CORP's net income compared to $859,530 net income at August 31, 2004.

Cash utilized in investing activities in the three months ended August 31, 2005 was $0 compared to $0 cash utilized in investing activities for the same period in 2004.

Cash provided by financing activities in the three months ended August 31, 2005 was $0 compared to cash used in financing activities of $83,431 for the same period in 2004. The financing activities for the three months ended August 31, 2004 consisted primarily of principal payments on long term debt and the proceeds from exercise of stock options.

Antenna Products Corporation had a long-term bank note for $1.2 million collateralized by the Antenna Products Corporation plant, property, and equipment. The $631,918 balance of this long-term bank note was paid in full on October 1, 2004.

Item 3.  Controls and Procedures

As of August 31, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of August 31, 2005. There has not been any change in the Company's internal control during the Company's last fiscal quarter that has materially affected or is reasonably likely to materially affect internal controls over financial reporting as of August 31, 2005.

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

         4.(ii)Loan Agreement  between  Antenna  Products  Corporation and Texas
               Bank, dated September 30, 1991, incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000, filed on February 20, 2004

         10.(b)BAE SYSTEMS Contract dated May 5, 2003 incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2003, filed on February 20, 2004

               BAE SYSTEMS Subcontract dated April 23, 2004 incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB for the year ended May 31, 2004 filed on August 6, 2004

               Public Works and Government Services, Canada, Department of National Defence, dated July 15, 2004, incorporated by reference to the like numbered exhibit in the registrant's quarterly report on Form 10-QSB for the fiscal quarter ended August 31, 2004, filed on October 5, 2004

               BAE SYSTEMS Subcontract dated January 25, 2005, incorporated by reference to the registrant's Form 8-K Filed on February 7, 2005.

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


                                   PHAZAR CORP




Date:  October 10, 2005            /s/ Clark D. Wraight
                                   --------------------------------------------
                                   Clark D. Wraight, Principal Financial Officer
                                   and Principal Accounting Officer

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

Exhibit 4.(ii) -  Loan Agreement between Antenna Products  Corporation and Texas
                  Bank, dated September 30, 1991 incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000, filed on February 20, 2004

Exhibit 10.(b) -  BAE  SYSTEMS  Contract  dated  May  5,  2003  incorporated  by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the year ended May 31, 2003, filed on February 20, 2004

                  BAE SYSTEMS Subcontract dated April 23, 2004 incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB for the year ended May 31, 2004 filed on August 6, 2004

                  Public Works and Government Services, Canada, Department of National Defence, dated July 15, 2004, incorporated by reference to the like numbered exhibit in the registrant's quarterly report on Form 10-QSB for the fiscal quarter ended August 31, 2004, filed on October 5, 2004

                  BAE SYSTEMS Subcontract dated June 14, 2005

Exhibit 14.1 -    Code of Ethics and Business  Conduct for the Senior  Executive
                  Officers  and  Senior  Financial   Officers   incorporated  by
                  reference  to the like  numbered  exhibit in the  Registrant's
                  Annual  Report on Form  10-KSB for the year ended May 31, 2004 filed on August 6, 2004

Exhibit 21 -      A list of all subsidiaries of the Registrant,  incorporated by reference  to the like  numbered  exhibit in the  Registrant's
                  Annual  Report on Form  10-KSB/A for the fiscal year ended May
                  31, 2000 filed on February 20, 2004

Exhibit 31.1 -    Rule  13a-14(a)/15d-14(a)  Certification  of  Chief  Executive
                  Officer

Exhibit 31.2 -    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                  Officer

Exhibit 32.1 -    Section 1350 Certification