Form 10QSB
period 2005-11-30
PHAZAR CORP
filed 2006-01-12
CIK 724267

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB

(Mark One)
  [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 For the quarterly period ended November 30, 2005

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

                                 (940) 325-3301
                            -------------------------
                           (Issuer's telephone number)

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

                                   Yes       No (X)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,262,928 as of December 31, 2005.

                          PHAZAR CORP AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB

                                                                           PAGE
PART 1      FINANCIAL INFORMATION                                         NUMBER

                Item 1.   Financial Statements for PHAZAR CORP
                          and Subsidiaries

                          Consolidated Balance Sheets -                      3
                          November 30, 2005 and May 31, 2005

                          Consolidated Statements of Operations-             5
                          Three Months Ended November 30, 2005 and
                          November 30, 2004
                          Six Months Ended November 30, 2005 and
                          November 30, 2004

                          Consolidated Statements of Cash Flows-             6
                          Six Months Ended November 30, 2005 and
                          November 30, 2004

                          Notes to Consolidated Financial Statements         8

                Item 2.   Management's Discussion and Analysis of           16
                          Financial Condition and Results of Operation

                Item 3.   Controls and Procedures                           20

PART II     OTHER INFORMATION

                Item 5.   Other Information                                 21

                Item 6.   Exhibits and Reports on Form 8-K                  21

                          Signatures                                        22

                          Certifications

Item 1.           Financial Statements


                          PHAZAR CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                  November 30, 2005 May 31, 2005
                                                        (Unaudited)    (Audited)
                                                         ----------   ----------

CURRENT ASSETS:
  Cash and cash equivalents                              $3,770,519   $2,677,523
  Accounts receivable:
     Trade, net of allowance for doubtful accounts
        of $7,021 as of November 30 and May 31, 2005      1,342,403      437,820
     United States Government                               230,564      225,278
   Inventories                                            1,322,549    2,065,539
   Prepaid expenses and other assets                         88,429       74,278
   Deferred income taxes                                     62,342       62,342
                                                         ----------   ----------

   Total current assets                                   6,816,806    5,542,780

   Property and equipment, net                            1,232,734    1,290,710

   Identifiable Intangible Assets                             3,750        6,250
                                                         ----------   ----------

TOTAL ASSETS                                             $8,053,290   $6,839,740
                                                         ==========   ==========



The Notes to Consolidated Financial Statements are an integral part of these statements.

       LIABILITIES AND SHAREHOLDERS' EQUITY

                                                  November 30, 2005 May 31, 2005
                                                        (Unaudited)    (Audited)
                                                         ----------   ----------
CURRENT LIABILITIES

  Accounts payable                                       $  174,192   $  172,275
  Accrued expenses                                          588,083      620,918
  Income tax payable                                         27,209       54,656
                                                         ----------   ----------

   Total current liabilities                                789,484      847,849
                                                         ----------   ----------

Deferred income taxes                                        19,133       19,133
                                                         ----------   ----------

    Total long-term liabilities                              19,133       19,133
                                                         ----------   ----------

     Total liabilities                                      808,617      866,982

COMMITMENTS AND CONTINGENCIES                                  --           --

SHAREHOLDERS' EQUITY

Preferred Stock, $1 par, 2,000,000 shares
    authorized, none issued or outstanding,
    attributes to be determined when issued                    --           --
Common stock, $0.01 par, 6,000,000 shares authorized
    2,262,928 and 2,256,028 issued and outstanding           22,630       22,561
  Additional paid in capital                              3,088,816    3,035,164
  Retained earnings                                       4,133,227    2,915,033
                                                         ----------   ----------

    Total shareholders' equity                            7,244,673    5,972,758
                                                         ----------   ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $8,053,290   $6,839,740
                                                         ==========   ==========




The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE PERIODS ENDED NOVEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                 Six Months Ended              Three Months Ended
                                            Nov 30, 2005   Nov 30, 2004   Nov 30, 2005   Nov 30, 2004
                                             -----------    -----------    -----------    -----------
Sales and contract revenues                  $ 6,944,509    $ 7,578,876    $ 3,765,347    $ 3,298,794
Cost of sales and contracts                    4,771,205      5,175,056      2,379,584      2,316,379
                                             -----------    -----------    -----------    -----------

   Gross Profit                                2,173,304      2,403,820      1,385,763        982,415

Sales and administration expenses                385,317        425,350        350,404        315,216
                                             -----------    -----------    -----------    -----------

   Operating Profit                            1,787,987      1,978,470      1,035,359        667,199

Other income (expense)

     Interest expense                               --          (14,820)          --           (3,772)
     Interest income                              27,598            120         15,638             68
     Other Income                                 30,161        103,325          7,750        101,281
                                             -----------    -----------    -----------    -----------

Total other expense                               57,759         88,625         23,388         97,577

Income from operations before income taxes     1,845,746      2,067,095      1,058,747        764,776

Income tax provision                             627,554        702,812        359,974        260,023
                                             -----------    -----------    -----------    -----------

Net income                                   $ 1,218,192    $ 1,364,283    $   698,773    $   504,753
                                             ===========    ===========    ===========    ===========

Basic earnings per common share              $      0.54    $      0.61    $      0.31    $      0.22
                                             ===========    ===========    ===========    ===========

Diluted earnings per common share            $      0.52    $      0.60    $      0.30    $      0.21
                                             ===========    ===========    ===========    ===========






The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 2005 AND 2004
                                   (Unaudited)

                                                   Six Months Ended November 30,
                                                         2005           2004
                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $ 1,218,192    $ 1,364,283
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                          57,976         92,303
    Amortization                                           2,500         40,900
    Stock based compensation                              45,721         10,413
    Changes in assets and liabilities:
      Accounts receivable                               (909,869)     1,362,662
      Inventory                                          742,990       (352,726)
      Prepaid expenses                                   (14,151)       (61,574)
      Accounts payable                                     1,917        156,054
      Accrued expenses                                   (32,835)        82,370
      Income Taxes Payable                               (27,447)        50,061
                                                     -----------    -----------

   Net cash provided by operating activities           1,084,996      2,744,746
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                        --             --
                                                     -----------    -----------

       Net cash used in investing activities                --             --

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on long term debt                      --         (631,918)
  Proceeds from excise of stock options                    8,000        100,000
                                                     -----------    -----------

Net cash provided by (used in) financing activities        8,000       (531,918)
                                                     -----------    -----------

  Net increase in cash and cash equivalents            1,092,996      2,212,828

  CASH AND CASH EQUIVALENTS, beginning of
  period                                               2,677,523        717,865
                                                     -----------    -----------

  CASH AND CASH EQUIVALENTS, end of period           $ 3,770,519    $ 2,930,693
                                                     ===========    ===========


The Notes to Consolidated Financial Statements are an integral part of these statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:

    Interest (none capitalized)                             --      $    14,820
                                                     ===========    ===========

    Income taxes                                     $   600,000    $   342,000
                                                     ===========    ===========

SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES

 Stock Based Compensation                            $    45,721    $    10,413
                                                     ===========    ===========


The Notes to Consolidated Financial Statements are an integral part of these statements.

                                     PART 1

NOTE 1            STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 2005, the results of operations for the six months ended and three months ended November 30, 2005 and November 30, 2004, and the cash flows for the six months ended November 30, 2005 and November 30, 2004. These results have been determined on the basis of United States generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's audited financial statements for its fiscal year ended May 31, 2005.

Earnings per share are computed by dividing net income available for common stock by the weighted average number of common shares outstanding during the year. Weighted average shares outstanding were 2,258,003 and 2,231,372 for the six months ended November 30, 2005 and November 30, 2004, respectively.

Dilutive effect of stock options outstanding for the period ended November 30, 2005, and November 30, 2004 are computed as follows:


                                             November 30, 2005 November 30, 2004
Numerator:
      Net income                                 $   1,218,192    $   1,364,283
                                                 -------------    -------------
      Numerator for basic and diluted earnings
      per share                                      1,218,192        1,364,283

Denominator:
      Weighted-average shares outstanding-basic      2,258,003        2,231,372

Effect of dilutive securities:
      Stock options                                     68,763           59,022
                                                 -------------    -------------

Dilutive potential common shares                        68,763           59,022
                                                 -------------    -------------

      Denominator for diluted earning per
      share-weighted-average shares                  2,326,766        2,290,394
                                                 =============    =============

      Basic earnings per share                   $        0.54    $        0.61
                                                 =============    =============

      Diluted earnings per share                 $        0.52    $        0.60
                                                 =============    =============

The Company accounts for stock based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", which requires compensation cost to be measured at the date of grant based on the intrinsic value of the options granted. The intrinsic value of an option is equal to the difference between the market price of the common stock on the date of grant and the exercise price of the option. No stock options have been granted during fiscal year 2006 or 2005 therefore there were no pro-forma effects on earnings.

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

The majority of Antenna Products Corporation's revenues come from fixed-price contracts, secured through a bidding process, for particular, custom ordered antenna production systems that Antenna Products Corporation builds according to the specifications of the customer. Except for inventory of standard products including small antennas, accessories and some towers in the amount of $296,626 at November 30, 2005, Antenna Products Corporation does not build and inventory equipment for future off the shelf sales. The sales volume for a particular antenna or antenna system is, therefore, a function of the fixed price contracts for build to order antennas or systems awarded to Antenna Products Corporation. However, a general product sales breakdown for fiscal year ended May 31, 2005 and the six months ended November 30, 2005, as a percentage of total sales are, as follows:

                                     For fiscal year          For six months
                                    ended May 31, 2005   ended November 30, 2005
                                    ------------------   -----------------------

Antenna Sales                              15%                       7%

Shipboard Equipment Sales                   1%                       1%

Instrument Landing System Sales             7%                       3%

Collinear Antenna Sales                     6%                       5%

Tower Sales                                 4%                       2%

Mast Sales                                  1%                       0%

Standard Product Sales                      0%                       0%

Spares and Accessories Sales                9%                      10%

Commercial Antenna Sales                    4%                       6%

BAE SYSTEMS Sales                          53%                      66%


Antenna Products Corporation's customer base is primarily government and government prime contractor focused, but this is slowly changing as Antenna Products Corporation continues to develop and market new commercial products. Antenna Products Corporation's market is international in scope. Antenna Products Corporation currently focuses on developing domestic markets and has a limited amount of foreign sales. The specialized need of Antenna Products Corporation's customers and the technology required to meet those needs change constantly. Accordingly, Antenna Products Corporation stresses its engineering, installation, service and other support capabilities. Antenna Products Corporation uses its own sales and engineering staff to service its principal markets. Some of Antenna Products Corporation's contracts are large relative to total annual sales volume and therefore the composition of the customer base is different year to year. In 2005 BAE SYSTEMS was the single largest customer, and accounted for 53% of total sales. DND Canada was the second largest customer and accounted for 11% of total sales. The U.S. Government was the third largest customer and accounted for 8% of total sales. Orders for equipment in some of these product categories are pending or in backlog and, therefore, BAE SYSTEMS and the U.S. Government are expected to be major clients again in 2006.

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

As discussed above, Antenna Products Corporation is primarily a build-to-order company and most manufacturing requirements are established on a contract basis. For this reason, the majority of the inventory is work in process. Approximately 22% of total inventory, $296,626 is currently maintained in stock for delivery to customers. Some raw materials are also inventoried to support customer delivery schedules. Antenna Products Corporation performs work for the United States Government primarily under fixed-price prime contracts and subcontracts. Under fixed-price contracts, Antenna Products Corporation realizes any benefit or detriment occasioned by lower or higher costs of performance.

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

Antenna Products Corporation plans to reinvest from 2% to 5% of sales in research and development projects, and bid and proposal activities. The mix of expenditures between the two areas in any given year is a function of the demand for new independently developed innovative systems and the level of requirements solicited. In 2005 Antenna Products Corporation invested 2.9% of sales in independent research and development (R&D) and bid and proposal activities (B&P). The level of expenditures for R&D and B&P as a ratio to sales in the first six months of 2006 was 2.8% of sales. Antenna Products Corporation does not consider patents to be material to its operations nor would the loss of any patents adversely affect operations.

Tumche Corp.

Tumche Corp is a wholly owned subsidiary of PHAZAR CORP. It has no sales or operations.

Phazar Antenna Corp.

Phazar Antenna Corp. is a wholly owned subsidiary of PHAZAR CORP. It was formed as a Delaware corporation and activated on June 1, 2000. Phazar Antenna Corp. operates as a marketing, research and development unit.

Phazar Antenna Corp. provides a line of commercial wireless fixed and mobile antennas for ISM (instrument scientific medical), wireless Internet, wireless
LAN, wireless local loop, fixed GPS, MMDS (fixed wireless) and embedded Bluetooth market applications. This product line compliments Antenna Products Corporation's existing product lines of cellular, PCS, paging, ISM and AMR (automatic meter reading), omni-directional and sector wireless antennas. Phazar Antenna Corp sales for the six months ended November 30, 2005 amount to approximately 6% of total sales. We expect that for fiscal year ended May 31, 2006 this percentage will increase as new antennas are added to the commercial wireless product lines. The Phazar Antenna Corp. commercial wireless product lines are manufactured at Antenna Products Corporation's plant in Mineral Wells, Texas.

Thirco, Inc.

Thirco, Inc. was formed on November 1, 1993 as a Delaware company to purchase and lease equipment and facilities to the other operating units of PHAZAR CORP. The lease arrangements are with Antenna Products Corporation. Thirco will occasionally assist in servicing the banking needs of PHAZAR CORP's operating units. Since all activity is internal to PHAZAR CORP and its operating subsidiaries, financial data is consolidated with PHAZAR CORP. Thirco does not employ any full time employees and does not intend to employ any in the foreseeable future. Thirco does not intend to engage in any outside business transactions.

Seasonality

PHAZAR CORP's businesses are not dependent on seasonal factors.

Backlog

The combined backlog of orders at Antenna Products Corporation and Phazar Antenna Corp. was $1.6 million on November 30, 2005. This compares to $2.8 million in backlog on November 30, 2004. Over 90% of the $1.6 million in backlog will be delivered in the balance of the 2006 fiscal year.


NOTE  3  BUSINESS SEGMENTS

PHAZAR CORP operates in one business segment.


NOTE 4            INVENTORIES

The major components of inventories are as follows:

                                             November 30, 2005     May 31, 2005
                                               ------------        ------------
         Raw materials                         $    507,445        $    544,870
         Work in process                            518,478           1,204,466
         Finished goods                             296,626             316,203
                                               ------------        ------------
                                               $  1,322,549        $  2,065,539
                                               ============        ============


NOTE 5            NOTES PAYABLE

At November 30, 2005, and May 31, 2005 notes payable consist of a revolving note payable to a bank, with a maximum amount not to exceed the lesser of $1,000,000 or a calculated borrowing base determined by a formula based upon the amount of certain qualified receivables and inventories as defined in the loan agreement. The amount available under the revolving note at November 30, 2005 and May 31, 2005 was $1,000,000.

Interest is payable monthly at the prime rate (7.0 % and 6.0% at November 30, 2005, and May 31, 2005 respectively) until September 30, 2006, when any unpaid principal and interest shall be due. Borrowings under the revolving note payable are collateralized by accounts receivable and inventories. Under the agreement, the Company must maintain a minimum net worth of $2,000,000 and working capital of $1,000,000.


NOTE 6            LONG TERM DEBT

At November 30, 2005, and May 31, 2005, PHAZAR CORP had no long-term debt.

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

In December 2004 the FASB issued SFAS Statement 123R, Share Based Payment. SFAS No. 123R requires all share-based payments to employees to be recognized in the income statement based on fair values. Pro forma disclosure is no longer an alternative. The standard is effective for the Company in the first quarter of fiscal year 2007. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

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


NOTE 8            STOCK OPTIONS

In 1999, the Board of Directors approved options to purchase 60,000 shares of common stock at $2.00 per share to an officer of the Company, of which 50,000 shares have been exercised. The options expire March 31, 2006, or the earlier of the officer's last day of employment.

In 2000, the Board approved options to purchase 75,000 shares of common stock at $2.00 per share to an employee of the Company, of which 11,000 shares have been exercised. The options expire November 20, 2007, or the earlier of the employee's last day of employment.

A summary of the status of the Company's stock option plans as of November 30, 2005 and May 31, 2005 and changes for the 2 periods then ended are as follows:



                                                                       Weighted
                                                                       Average
                                                                       Exercise
                                                            Shares     Price
                                                           -------     ---------

Outstanding at May 31, 2004                                130,000         2.00
          Granted                                             --            --
          Exercised                                         52,000         2.00
          Forfeited                                           --            --
                                                           -------

Outstanding at May 31, 2005                                 78,000         2.00
          Granted                                             --            --
          Exercised                                          4,000          --
          Forfeited                                           --            --
                                                           -------

Outstanding at November 30, 2005                            74,000         2.00
                                                           =======

Exercisable at November 30, 2005 and May 31, 2005           74,000       78,000
                                                           =======     =========

_________________________________________________

Weighted averaged remaining
        Contractual life (in years) 1999
        and 2000 options at November 30 and
        May 31, 2005                                          1.77         2.29
                                                           =======     =========

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

Critical Accounting Policies

The preparation of PHAZAR CORP's consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires PHAZAR CORP to make estimates and assumptions that affect: the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting periods. PHAZAR CORP is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from PHAZAR CORP's estimates. The most significant areas involving PHAZAR CORP's judgments and estimates are described below.

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

Results of Operations

Second Quarter Ended November 30, 2005 Compared to Second Quarter Ended November 30, 2004

PHAZAR CORP's consolidated sales from operations were $3,765,347 for the quarter ended November 30, 2005 compared to sales of $3,298,794 for the second quarter ended November 30, 2004. PHAZAR CORP recorded a net profit of $698,773 for the second quarter of fiscal year 2006 compared to a net profit of $504,753 for the second quarter of fiscal year 2005.

PHAZAR CORP's sales and income increased in the second quarter of fiscal year 2006 due to the revenue of $2,024,845 recognized in the second quarter on the BAE SYSTEMS production and installation contracts. The two firm fixed-price contracts were completed as of November 30, 2005.

Cost of sales and contracts for the operations were $2,379,584 for the quarter ended November 30, 2005 compared to $2,316,379 for the second quarter ended November 30, 2004. The gross profit margin for the second quarter of fiscal year 2006 was 36.8% compared to 29.8% for the second quarter of the prior year. The increase in gross profit margin is due to the mix of products sold in the quarter. Sales and administration expenses were higher in the second quarter of fiscal year 2006, $350,404 versus $315,216 in the second quarter of fiscal year 2005. Sales and administration expenses as a ratio to sales were 9.3% in the second quarter of this year compared to 9.6% in the same period last year. Sales and administration expenses increased when charges to overhead accounts increased and labor charges to contract work orders decreased. PHAZAR CORP's operating margin for the second quarter of fiscal year 2006 was 27.5% compared to 20.2% in the second quarter of fiscal year 2005. Interest expense for the operations decreased from $3,772 in 2005 to $0 in 2006, due to the payment in full of a mortgage note to a bank on October 1, 2004.

Discretionary product development spending was $81,257, or 2.2% of sales, compared to $62,744, or 1.9% for the comparable period last year. The increase in discretionary product development was required to respond to customer requests for new antennas for use in the automatic train control systems that control driverless transit systems and automated people mover systems in airports.

Orders received for stock items are shipped within one week. Orders for items that must be manufactured are normally shipped in 30 to 60 days after receipt of order. The backlog at the end of the quarterly period consists of new orders being processed and orders that have customer scheduled monthly deliveries.
Since the customer delivery schedules for some orders extend into 2007, approximately 90% of the $1.6 million in backlog on November 30, 2006 will be delivered in the second half of the 2006 fiscal year. PHAZAR CORP's backlog totaled $2.8 million on November 30, 2004.

Six Months  Ended  November 30, 2005  Compared to Six Months Ended  November 30,
2004

PHAZAR CORP's consolidated sales from operations were $6,944,509 for the six months ended November 30, 2005 compared to sales of $7,578,876 for the first six months ended November 30, 2004. PHAZAR CORP recorded a net profit of $1,218,192 for the first six months of fiscal year 2006 compared to a net profit of $1,364,283 for the first six months of fiscal year 2005.

The BAE SYSTEMS production contract and the installation contract were both completed on schedule in the second quarter of fiscal year 2006.

Cost of sales and contracts were $4,771,205 for the six months ended November 30, 2005 compared to $5,175,056 for the first six months ended November 30, 2004. The gross profit margin for the first six months of fiscal year 2006 was 31.3% compared to 31.7% for the first six months of the prior year. The decrease in gross profit margin is due to the mix of products sold in the six month period. Sales and administration expenses were lower in the six months of fiscal year 2006, $385,317 versus $425,350 in the first six months of fiscal year 2005. Sales and administration expenses as a ratio to sales were 5.6% in the first six months of this year compared to 5.6% in the same period last year. Sales and administration expenses decreased when charges to overhead accounts decreased and labor charges to contract work orders increased in the six month period. PHAZAR CORP's operating margin for the first six months of fiscal year 2006 was 25.8% compared to 26.1% in the first six months of fiscal year 2005. Interest expense in the first six months of fiscal year 2006 was $0 versus $14,820 in the same time period of fiscal year 2005 due to the payment in full of long-term debt.

Discretionary product development spending was $159,320, or 2.3% of sales in the first six months of fiscal year 2006, compared to $137,098, or 1.8% of sales for the comparable period last year. Discretionary product development is required to satisfy customer antenna requirements with new, innovative, and cost effective solutions. Two new compact cellular/PCS base station antennas were developed in the first six months of fiscal year 2006. The small sizes of the new antennas allow them to be mounted on utility poles and buildings in almost any area. This allows service providers to rapidly upgrade existing cell sites and improve poor service areas without constructing new cell towers.

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

Liquidity and Capital Resources

Funds generated from operations are the major internal sources of liquidity and are supplemented by funds derived from capital markets, principally bank facilities. PHAZAR CORP has a $1.0 million revolving demand line of credit with a bank that was renewed in September 2004, for a period of 2 years. The credit line is regulated under a borrowing base formula using inventories and accounts receivable as collateral. The interest rate is established as equal to Wall Street prime and is subject to a loan agreement with restrictive covenants. The most restrictive financial covenant requires PHAZAR CORP to maintain $2.0 million in tangible net worth and Antenna Products Corporation to maintain $1.0 million of working capital. At November 30, 2005 PHAZAR CORP had a tangible net worth of $7.2 million and Antenna Products had working capital of $5.9 million. As of November 30, 2005 Antenna Products Corporation had drawn $0 of the $1.0 million line of credit with $1.0 million of the borrowing base available and unused. The revolving credit line agreement is renewable on September 30, 2006. PHAZAR CORP anticipates renewal of this credit line with a $1.0 million limit. PHAZAR CORP believes that its cash and the credit available at November 30, 2005 is sufficient to fund the Company's operations for at least 12 months.

Management of the operating subsidiaries evaluate the facilities and review equipment requirements for existing and projected contracts on a regular basis. An annual capital plan is generated by management and submitted to the Board of Directors for review and approval. In fiscal year 2005 capital expenditures for new and replacement equipment totaled approximately $0. In the first six months of fiscal year 2006 capital expenditures for new and replacement equipment totaled approximately $0. The Company anticipates that the existing facilities and equipment are adequate to handle the projected business in fiscal year 2006 and intends to limit the 2006 capital program to less than $250,000 for improvements and replacement items.

At November 30, 2005, PHAZAR CORP had cash and cash equivalents of $3,770,519. This is an increase of $1,092,996 when compared to cash and cash equivalents at May 31, 2005.

The increase in accounts receivable to $1,572,967 at November 30, 2005 from $663,098 at May 31, 2005 is due primarily to sales in the second quarter to BAE SYSTEMS on the production and installation contracts. The backlog of orders excluding the BAE SYSTEMS contracts was $1.6 million on November 30, 2005 compared to $1.6 million excluding the BAE SYSTEMS contracts at year-end. Based on the number of inquiries received in the second quarter of FY2006, sales of products including instrument landing systems and commercial wireless antennas are expected to improve in the third quarter. The increase in accounts payable to $174,192 at November 30, 2005 from $172,275 at May 31, 2005 reflects material purchases for contracts currently in production. Inventories decreased to $1,342,403 at November 30, 2005 from $2,065,539 at May 31, 2005 due to the normal completion and shipment of orders to customers.

Cash provided by the operating activities in the six months ended November 30, 2005 was $1,084,996 compared to $2,744,746 for the same time period in 2004. $1,218,192 of the cash provided by operating activities at November 30, 2005 represented PHAZAR CORP's net income compared to $1,364,283 net income at November 30, 2004.

Cash utilized in investing activities in the six months ended November 30, 2005 was $0 compared to $0 cash utilized in investing activities for the same period in 2004.

Cash provided by financing activities in the six months ended November 30, 2005 was $8,000 compared to cash used in financing activities of $531,918 for the same period in 2004. The financing activities for the six months ended November 30, 2005, consisted primarily of the proceeds from exercise of stock options. The financing activities for the six months ended November 30, 2004, consisted primarily of payment in full of long-term debt with a bank.

Antenna Products Corporation had a long-term bank note for $1.2 million collateralized by the Antenna Products Corporation plant, property, and equipment. The $631,918 balance of this long-term bank note was paid in full on October 1, 2004.

Item 3.  Controls and Procedures

As of November 30, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of November 30, 2005. There has not been any change in the Company's internal control during the Company's last fiscal quarter that has materially affected or is reasonably likely to materially affect internal controls over financial reporting as of November 30, 2005.

PART II-OTHER INFORMATION

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K.

a)       Exhibits

         3.(ii) Registrant's By Laws, incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000, filed on February 20, 2004

         4.(ii) Loan Agreement between Antenna Products Corporation and Texas Bank, dated September 30, 1991, incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000, filed on February 20, 2004

         10.(b) BAE SYSTEMS ATI Contract dated May 5, 2003 incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2003, filed on February 20, 2004

                  BAE SYSTEMS ATI Subcontract dated April 23, 2004 incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB for the year ended May 31, 2004 filed on August 6, 2004

                  Public Works and Government Services, Canada, Department of National Defence, dated July 15, 2004, incorporated by reference to the like numbered exhibit in the Registrant's quarterly report on Form 10-QSB for the fiscal quarter ended August 31, 2004, filed on October 5, 2004

                  BAE SYSTEMS Subcontract dated January 25, 2005, incorporated by reference to the like numbered exhibit in the Registrant's Form 8-K filed on February 7, 2005

                  BAE SYSTEMS Subcontract dated June 14, 2005 incorporated by reference to the like numbered exhibit in the Registrant's quarterly report on Form 10-QSB for the fiscal quarter ended August 30, 2005, filed on October 10, 2005

         14.1 Code of Ethics and Business Conduct for the Senior Executive Officers and Senior Financial Officers incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB for the year ended May 31, 2004 filed on August 6, 2004

         21. A list of all subsidiaries of the Registrant, incorporated by reference to the like numbered exhibit in the Registrant's

                  Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000 filed on February 20, 2004

         31.1     Rule  13a-14(a)/15d-14(a)  Certification  of  Chief  Executive
                  Officer

         31.2     Rule  13a-14(a)/15d-14(a)  Certification  of  Chief  Financial
                  Officer

         32.1     Section 1350 Certification

         99.1 Nominating Committee Charter incorporated by reference to the like numbered exhibit in the Registrant's Form 8-K filed on November 7, 2005










                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PHAZAR CORP


Date:  January 10, 2006           /s/ Clark D. Wraight
                                  ---------------------------------------------
                                  Clark D. Wraight, Principal Financial Officer
                                  and Principal Accounting Officer

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

                  BAE SYSTEMS ATI Subcontract dated April 23, 2004 incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB for the year ended May 31, 2004 filed on August 6, 2004

                  Public Works and Government Services, Canada, Department of National Defence, dated July 15, 2004, incorporated by reference to the like numbered exhibit in the Registrant's quarterly report on Form 10-QSB for the fiscal quarter ended August 31, 2004, filed on October 5, 2004

                  BAE SYSTEMS Subcontract dated January 25, 2005, incorporated by reference to the like numbered exhibit in the Registrant's Form 8-K filed on February 7, 2005.

                  BAE SYSTEMS Subcontract dated June 14, 2005 incorporated by reference to the like numbered exhibit in the Registrant's quarterly report on Form 10-QSB for the fiscal quarter ended August 30, 2005, filed on October 10, 2005

Exhibit 14.1 -    Code of Ethics and Business  Conduct for the Senior  Executive
                  Officers  and  Senior  Financial   Officers   incorporated  by
                  reference  to the like  numbered  exhibit in the  Registrant's
                  Annual  Report on Form  10-KSB for the year ended May 31, 2004 filed on August 6, 2004

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

Exhibit 31.1 -    Rule  13a-14(a)/15d-14(a)  Certification  of  Chief  Executive
                  Officer

Exhibit 31.2 -    Rule  13a-14(a)/15d-14(a)  Certification  of  Chief  Financial
                  Officers

Exhibit 32.1 -    Section 1350 Certification

Exhibit 99.1 -    Nominating  Committee Charter incorporated by reference to the like numbered exhibit in the Registrant's Form 8-K filed on November 7, 2005