Form 10QSB
period 2006-02-28
PHAZAR CORP
filed 2006-04-12
CIK 724267

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB

(Mark One)
  [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended February 28, 2006

  [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from                to
                                        --------------    ---------------


           Commission file number 0-12866
                                  -------

                                   PHAZAR CORP
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                      75-1907070
---------------------------------             ---------------------------------
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

                                   Yes (X) No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,264,228 as of February 28, 2006.

                          PHAZAR CORP AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB

                                                                         PAGE
PART I  FINANCIAL INFORMATION                                            NUMBER

Item 1.    Financial Statements for PHAZAR CORP
           and Subsidiaries

           Consolidated Balance Sheets -                                   3
           February 28, 2006 and May 31, 2005

           Consolidated Statements of Operations -                         5
           Three Months Ended February 28, 2006 and February 28, 2005
           Nine Months Ended February 28, 2006 and February 28, 2005

           Consolidated Statements of Cash Flows -                         6
           Nine Months Ended February 28, 2006 and February 28, 2005

           Notes to Consolidated Financial Statements                      8

Item 2.    Management's Discussion and Analysis of                         15
           Financial Condition and Results of Operation

Item 3.    Controls and Procedures                                         19

PART II OTHER INFORMATION

Item 5.    Other Information                                               20

Item 6.    Exhibits and Reports on Form 8-K                                20

                   Signatures                                              22

                   Certifications

Item 1.  Financial Statements

                          PHAZAR CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                    February 28,
                                                       2006      May 31, 2005
                                                    (Unaudited)   (Audited)
                                                   ------------- -------------
CURRENT ASSETS:
  Cash and cash equivalents                        $  4,441,705  $  2,677,523
  Accounts receivable:
    Trade, net of allowance for
     doubtful accounts of $7,021
     as of February 28, 2006 and
     as of  May 31, 2005                                534,042       437,820
    United States Government                            119,631       225,278
  Inventories                                         1,294,829     2,065,539
  Prepaid expenses and other assets                      77,522        74,278
  Income taxes receivable                                50,664             -
  Deferred income taxes                                  62,342        62,342
                                                   ------------  ------------
  Total current assets                                6,580,735     5,542,780

  Property and equipment, net                         1,202,434     1,290,710

  Identifiable Intangible Assets                          2,500         6,250
                                                   ------------  ------------
TOTAL ASSETS                                       $  7,785,669     6,839,740
                                                   ============  ============



The Notes to Consolidated Financial Statements are an integral part of these statements.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                    February 28,
                                                       2006      May 31, 2005
                                                    (Unaudited)   (Audited)
                                                   ------------- -------------
CURRENT LIABILITIES:
  Accounts payable                                 $     99,837  $    172,275
  Accrued expenses                                      353,140       620,918
  Income taxes payable                                        -        54,656
                                                   ------------  ------------
   Total current liabilities                            452,977       847,849
                                                   ------------  ------------
  Deferred income taxes                                  19,133        19,133
                                                   ------------  ------------
      Total long-term liabilities                        19,133        19,133
                                                   ------------  ------------
      Total liabilities                                 472,110       866,982

COMMITMENTS AND CONTINGENCIES                                 -             -

SHAREHOLDERS' EQUITY

Preferred Stock, $1 par, 2,000,000
  shares authorized, none issued
  or outstanding, attributes to be
  determined when issued                                      -             -
Common stock, $0.01 par, 6,000,000
  shares authorized  2,264,228 and
  2,256,028 issued and outstanding                       22,643        22,561
  Additional paid in capital                          3,116,504     3,035,164
  Retained earnings                                   4,174,412     2,915,033
                                                   ------------  ------------
    Total shareholders' equity                        7,313,559     5,972,758
                                                   ------------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $  7,785,669  $  6,839,740
                                                   ============  ============





The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE PERIODS ENDED FEBRUARY 28, 2006 AND FEBRUARY 28, 2005
                                   (Unaudited)

                                     Nine Months Ended         Three Months Ended
                                 Feb 28, 2006 Feb 28, 2005  Feb 28,2006  Feb 28, 2005
                                 ------------ ------------  ------------ ------------
Sales and contract revenues      $ 8,365,215  $ 9,750,163   $ 1,420,706  $ 2,171,287
Cost of sales and contracts        5,478,181    6,245,992       706,976    1,070,936
                                 -----------  -----------   -----------  -----------
 Gross Profit                      2,887,034    3,504,171       713,730    1,100,351

Sales and administration
   expenses                        1,062,249    1,164,977       676,932      739,627
                                 -----------  -----------   -----------  -----------
 Operating Profit                  1,824,785    2,339,194        36,798      360,724
                                 -----------  -----------   -----------  -----------
Other income (expense)
 Interest expense                          -      (14,820)            -            -
 Interest income                      49,929          363        22,331          243
 Other income                         33,433      105,680         3,272        2,355
                                 -----------  -----------   -----------  -----------
Total other income (expense)          83,362       91,223        25,603        2,598
                                 -----------  -----------   -----------  -----------
Income from operations
before income taxes                1,908,147    2,430,417        62,401      363,322

Income tax provision                 648,770      826,342        21,216      123,530
                                 -----------  -----------   -----------  -----------
Net income                       $ 1,259,377  $ 1,604,075   $    41,185  $   239,792
                                 ===========  ===========   ===========  ===========
Basic earnings per common share  $      0.56  $      0.72   $      0.02  $      0.11
                                 ===========  ===========   ===========  ===========
Diluted earnings per
common share                     $      0.54  $      0.69   $      0.02  $      0.10
                                 ===========  ===========   ===========  ===========


The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED FEBRUARY 28, 2006 AND FEBRUARY 28, 2005
                                   (Unaudited)

                                                        Nine Months Ended
                                                    February 28,  February 28,
                                                        2006          2005
                                                   ------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $  1,259,377  $   1,604,075
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation                                         88,276        138,453
    Amortization                                          3,750         61,349
    Stock based compensation                             73,424         67,968
    Changes in assets and liabilities:
      Accounts receivable                                 9,425        355,469
      Inventory                                         770,710       (306,988)
      Income taxes receivable                           (50,664)             -
      Prepaid expenses                                   (3,244)       (32,784)
      Accounts payable                                  (72,438)       338,636
      Accrued expenses                                 (267,778)       (63,084)
      Income taxes payable                              (54,656)       (76,409)
                                                   ------------  -------------
    Net cash provided by operating activities         1,756,182      2,086,685
                                                   ------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                          -              -
                                                   ------------  -------------

    Net cash used in investing activities                     -              -

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long term debt                       -       (631,918)
   Proceeds from exercise of stock options                8,000        100,000
                                                   ------------  -------------
    Net cash provided by (used in)
       financing activities                               8,000       (531,918)
                                                   ------------  -------------
    Net increase in cash and cash equivalents         1,764,182      1,554,767
                                                   ------------  -------------
CASH AND CASH EQUIVALENTS, beginning of period        2,677,523        717,865
                                                   ------------  -------------
CASH AND CASH EQUIVALENTS, end of period           $  4,441,705  $   2,272,632
                                                   ============  =============



The Notes to Consolidated Financial Statements are an integral part of these statements.

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
  Cash paid during the period for:

    Interest (none capitalized)                    $           -  $      14,820
                                                   =============  =============

    Income taxes                                   $     740,000  $     902,751
                                                   =============  =============
SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES

 Stock Based Compensation                          $      73,424  $      67,968
                                                   =============  =============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                                     PART 1

NOTE 1   STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 28, 2006, the results of operations for the nine months ended and three months ended February 28, 2006, and February 28, 2005, and the cash flows for the nine months ended February 28, 2006, and February 28, 2005. These results have been determined on the basis of United States generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's audited financial statements for its fiscal year ended May 31, 2005.

Earnings per share are computed by dividing net income available for common stock by the weighted average number of common shares outstanding during the year. Weighted average shares outstanding were 2,259,831 and 2,237,923 for the nine months ended February 28, 2006, and February 28, 2005, respectively. Weighted average shares outstanding were 2,263,166 and 2,250,627 for the three months ended February 28, 2006, and February 28, 2005, respectively.

Dilutive effect of stock options outstanding for the periods ended February 28, 2006 and February 28, 2005 are computed as follows:

                                       Nine Months Ended         Three Months Ended
                                  Feb 28, 2006 Feb 28, 2005  Feb 28, 2006 Feb 28, 2005
                                  ------------ ------------  ------------ ------------
Numerator:
 Net income                       $ 1,259,377  $ 1,604,075   $    41,185  $   239,792
                                  -----------  -----------   -----------  -----------
 Numerator for basic and          $ 1,259,377  $ 1,604,075   $    41,185  $   239,792
 diluted earnings per share

Denominator:
 Weighted-average shares
 outstanding-basic                  2,259,831    2,237,923    2,263,169     2,250,627

Effect of dilutive securities:
 Stock options                         67,254       76,800       65,375       131,623
                                  -----------  -----------   ----------   -----------

Dilutive potential common shares       67,254       76,800       65,375       131,623
                                  -----------  -----------   ----------   -----------
Denominator for diluted earning
per share weighted-average shares   2,327,085    2,314,723    2,328,544     2,382,250
                                  ===========  ===========   ==========   ===========
 Basic earnings per share         $      0.56  $      0.72   $     0.02   $      0.11
                                  ===========  ===========   ==========   ===========
 Diluted earnings per share       $      0.54  $      0.69   $     0.02   $      0.10
                                  ===========  ===========   ==========   ===========

The Company accounts for stock based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", which requires compensation cost to be measured at the date of grant based on the intrinsic value of the options granted. The intrinsic value of an option is equal to the difference between the market price of the common stock on the date of grant and the exercise price of the option. No stock options were granted in 2006 or 2005 therefore there were no pro-forma effects on earnings.

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

Antenna Products Corporation designs, manufactures and markets standard and custom antennas, guyed and self supported towers, support structures, masts and communication accessories worldwide. Customers include the United States Government, both military and civil agencies, United States Government prime contractors and commercial clients. Examples of Antenna Products Corporation's United States Government supplied products include ground to air collinear antennas, instrument landing antennas and towers, fixed system multi-port antenna arrays, tactical quick erect antennas and masts, shipboard antenna tilting devices, transport pallets, surveillance antennas, antenna rotators, positioners and controls, and high power broadcast baluns. Examples of the Company's commercial products include panel, sector, omnidirectional and closed loop telecommunications antennas, automatic meter reading (AMR), instrument scientific medical (ISM), cellular, paging and yagi antennas, guyed towers and self supported towers.

The majority of Antenna Products Corporation's revenues come from fixed-price contracts, secured through a bidding process, for particular, custom ordered antenna production systems that Antenna Products Corporation builds according to the specifications of the customer. Except for inventory of standard products including small antennas, accessories and some towers in the amount of $307,956 at February 28, 2006, Antenna Products Corporation does not build and inventory equipment for future off the shelf sales. The sales volume for a particular antenna or antenna system is, therefore, a function of the fixed price contracts for build to order antennas or systems awarded to Antenna Products Corporation. However, a general product sales breakdown for fiscal year ended May 31, 2005, and the nine months ended February 28, 2006, as a percentage of total sales are, as follows:

                                    For fiscal year     For nine months
                                    ended May 31, 2005  ended February 28, 2006
                                    ------------------  -----------------------

Antenna Sales                               15%                  8%

Shipboard Equipment Sales                    1%                  1%

Instrument Landing System Sales              7%                  4%

Collinear Antenna Sales                      6%                 10%

Tower Sales                                  4%                  3%

Mast Sales                                   1%                  0%

Spares and Accessories Sales                 9%                 11%

Commercial Antenna Sales                     4%                  7%

BAE SYSTEMS Sales                           53%                 56%

Antenna Products Corporation's customer base is primarily government and government prime contractor focused, but this is slowly changing as Antenna Products Corporation continues to develop and market new commercial products. Antenna Products Corporation's market is international in scope. Antenna Products Corporation currently focuses on developing domestic markets and has a limited amount of foreign sales. The specialized need of Antenna Products Corporation's customers and the technology required to meet those needs change constantly. Accordingly, Antenna Products Corporation stresses its engineering, installation, service and other support capabilities. Antenna Products Corporation uses its own sales and engineering staff to service its principal markets. Some of Antenna Products Corporation's contracts are large relative to total annual sales volume and therefore the composition of the customer base is different year to year. In 2005, BAE SYSTEMS was the single largest customer, and accounted for 53% of the sales volume. DND Canada was the second largest customer and accounted for 11% of total sales. The United States Government was the third largest customer and accounted for 8% of total sales. Orders for equipment in some of these product categories continued into 2006, therefore, BAE SYSTEMS and the United States Government are major customers again in the first nine months of 2006.

Antenna Products Corporation is one of many suppliers of antennas and related manufacturing services to the government and government prime contractors.
Antenna Products Corporation competes on the basis of cost and product performance in a market with no dominant supplier. Due to fixed-price contracts and pre-defined contract specifications prevalent within this market, Antenna Products Corporation competes primarily on the basis of its ability to provide state-of-the-art solutions in the technologically demanding marketplace while maintaining its competitive pricing. Antenna Products Corporation, including its predecessors, have been building antennas and related structures and systems for over 30 years. We believe that Antenna Products Corporation enjoys a reputation for building quality products at a competitive price, because we continue to be asked to bid for new work. Because of our size and lack of significant liquid assets we are at a competitive disadvantage to larger companies that have greater resources to be able to bid a job at lower margins. In terms of gross assets, sales and number of employees, Antenna Products Corporation is a relatively small company compared to the companies with which we compete.

On the other hand, our customers know us, know our personnel and can rely on us to build the antennas or towers or masts, etc. according to their specifications. We, therefore, compete on the basis of our reputation and history of building quality products at reasonable prices.

As discussed above, Antenna Products Corporation is primarily a build-to-order company and most manufacturing requirements are established on a contract basis. For this reason, the majority of the inventory is work in process. Approximately 24% of total inventory, $307,956 is currently maintained in stock for delivery to customers. Some raw materials are also inventoried to support customer delivery schedules. Antenna Products Corporation performs work for the United States Government primarily under fixed-price prime contracts and subcontracts. Under fixed-price contracts, Antenna Products Corporation realizes any benefit or detriment occasioned by lower or higher costs of performance.

Antenna Products Corporation is subject to certain risks common to all companies that derive a portion of their revenues from the United States Government. These risks include rapid changes in technology, changes in levels of government spending, and possible cost overruns. Recognition of profits on major contracts is based upon estimates of final performance, which may change as contracts progress. Contract prices and costs incurred are subject to Government Procurement Regulations, and costs may be questioned by the United States Government and are subject to disallowance. United States Government contracts contain a provision that they may be terminated at any time for the convenience of the United States Government. In such event, the contractor is entitled to recover allowable costs plus any profits earned to the date of termination. Collections are generally set in accordance with federal acquisition standards, which require payment in accordance with "Net 30" terms after acceptance of goods. Antenna Products Corporation is not directly regulated by any governmental agency in the United States. Most of Antenna Products Corporation's customers and the antenna and tower industries in general, are subject to meeting various government standards. These performance standards necessitate Antenna Products Corporation's ability to produce antenna designs, which can be updated to conform to customer requirements in a changing regulatory environment. These regulations have not adversely affected operations.

Antenna Products Corporation does not depend on any license, patent or trademark, other than its good name, to secure business. While Antenna Products Corporation does hold certain patents, they are not material to its business.

While Antenna Products Corporation complies with all environmental laws, the costs and effects of compliance are not material to its operations.

Antenna Products Corporation plans to reinvest from 2% to 5% of sales in research and development projects, and bid and proposal activities. The mix of expenditures between the two areas in any given year is a function of the demand for new independently developed innovative systems and the level of requirements solicited. In 2005 Antenna Products Corporation invested 2.9% of sales in independent research and development (R&D) and bid and proposal activities (B&P). The level of expenditures for R&D and B&P as a ratio to sales in the first nine months of 2006 was 3.2% of sales. Antenna Products Corporation does not consider patents to be material to its operations nor would the loss of any patents adversely affect operations.

Tumche Corp. (fka Phazar Aerocorp, Inc.)

Tumche Corp is a wholly owned subsidiary of PHAZAR CORP. It has no sales or operations.

Phazar Antenna Corp.

Phazar Antenna Corp. is a wholly owned subsidiary of PHAZAR CORP. It was formed as a Delaware corporation and activated on June 1, 2000. Phazar Antenna Corp. operates as a marketing, research and development unit.

Phazar Antenna Corp. provides a line of commercial wireless fixed and mobile antennas for ISM (instrument scientific medical), wireless Internet, wireless LAN, wireless local loop, fixed GPS, MMDS (fixed wireless) and WiMAX market applications. This product line compliments Antenna Products Corporation's existing product lines of cellular, PCS, paging, ISM and AMR (automatic meter reading), omni-directional and sector wireless antennas. Phazar Antenna Corp. sales for the nine months ended February 28, 2006, amount to approximately 7% of total sales. We expect that for fiscal year May 31, 2006, this percentage will increase as new antennas are added to the commercial wireless product lines. The Phazar Antenna Corp. commercial wireless product lines are manufactured at Antenna Products Corporation's plant in Mineral Wells, Texas.

Thirco, Inc.

Thirco, Inc. was formed on November 1, 1993, as a Delaware company to purchase and lease equipment and facilities to the other operating units of PHAZAR CORP. The primary lease arrangements are with Antenna Products Corporation. Thirco will occasionally assist in servicing the banking needs of PHAZAR CORP's operating units. Since all activity is internal to PHAZAR CORP and its operating subsidiaries, financial data is consolidated with PHAZAR CORP. Thirco does not employ any full time employees and does not intend to employ any in the foreseeable future. Thirco does not intend to engage in any outside business transactions.

Seasonality

PHAZAR CORP's businesses are not dependent on seasonal factors.

Backlog

The combined backlog of orders at Antenna Products Corporation and Phazar Antenna Corp. was $1.0 million on February 28, 2006. This compares to $5.0 million in backlog on February 28, 2005. Over 90% of the $1.0 million in backlog will be delivered in the balance of the 2006 fiscal year.

NOTE 3   BUSINESS SEGMENTS

PHAZAR CORP operates in one business segment.

NOTE 4   INVENTORIES

The major components of inventories are as follows:

                               February 28, 2006    May 31, 2005
                               -----------------    -----------------
    Raw materials              $         503,926    $         544,870
    Work in process                      482,947            1,204,466
    Finished goods                       307,956              316,203
                               -----------------    -----------------
                               $       1,294,829    $       2,065,539
                               =================    =================

NOTE 5   NOTES PAYABLE

At February 28, 2006, and May 31, 2005, notes payable consist of a revolving note payable to a bank, with a maximum amount not to exceed the lesser of $1,000,000 or a calculated borrowing base determined by a formula based upon the amount of certain qualified receivables and inventories as defined in the loan agreement. The amount available under the revolving note at February 28, 2006, and May 31, 2005, was $1,000,000.

Interest is payable monthly at the prime rate (7.5% and 6.0% at February 28, 2006, and May 31, 2005, respectively) until September 30, 2006, when any unpaid principal and interest shall be due. Borrowings under the revolving note payable are collateralized by accounts receivable and inventories. Under the agreement, the Company must maintain a minimum net worth of $2,000,000 and working capital of $1,000,000.

NOTE 6   LONG TERM DEBT

At February 28, 2006, and May 31, 2005, PHAZAR CORP had no long-term debt.

NOTE 7   NEW ACCOUNTING PRONOUNCEMENTS

In November, 2004, the FASB issued SFAS Statement 151, Inventory Costs. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This standard was effective for the Company for the first fiscal period in 2006. The adoption of this standard did not have a material impact on the Company's financial statements.

In December, 2004, the FASB issued SFAS Statement 123R, Share Based Payment. SFAS No. 123R requires all share-based payments to employees to be recognized in the income statement based on fair values. Pro forma disclosure is no longer an alternative. The standard is effective for the Company in the first quarter of fiscal year 2007. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

In December, 2004, the FASB issued SFAS Statement 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets changed. SFAS No. 153 eliminates an exception to this principle provided by Opinion No. 29 for exchanges of similar productive assets and replaced it with an exception for exchanges of nonmonetary assets that do not have commercial substance. This standard was effective for nonmonetary asset exchanges occurring after September 1, 2005. The adoption of this standard did not have a material impact on the Company's financial statements.

NOTE 8   STOCK OPTIONS

In 1999 the Board of  Directors  approved  options to purchase  60,000 shares of common stock at $2.00 per share to an officer of the Company, of which 50,000 shares have been exercised. The options expire March 31, 2006, or the earlier of the officer's last day of employment.

In 2000 the Board approved options to purchase 75,000 shares of common stock at $2.00 per share to an employee of the Company, of which 11,000 shares have been exercised. The options expire November 20, 2007, or the earlier of the employee's last day of employment.

A summary of the status of the Company's stock option plans as of February 28, 2006, and May 31, 2005, and changes for the two periods then ended are as follows:
                                                                       Weighted
                                                                        Average
                                                                       Exercise
                                                       Shares             Price

Outstanding at May 31, 2004                           130,000              2.00
          Granted                                           -                 -
          Exercised                                    52,000              2.00
          Forfeited                                         -                 -
                                                   ----------      ------------

Outstanding at May 31, 2005                            78,000              2.00
          Granted                                           -                 -
          Exercised                                     4,000                 -
          Forfeited                                         -                 -
                                                   ----------      ------------

Outstanding at February 28, 2006                       74,000              2.00
                                                   ==========      ============

Exercisable at February 28, 2006 and May 31, 2005      74,000            78,000
                                                   ==========      ============
--------------------------------------------

Weighted averaged remaining
  Contractual life (in years) 1999
  and 2000 options at February 28, 2006 and
  May 31, 2005                                           1.52              2.29
                                                   ==========      ============

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

PHAZAR CORP is primarily a build to order company. As such, most United States Government and commercial orders are negotiated firm fixed-price contracts. PHAZAR CORP's sales to major customers at May 31, 2005, as a percentage of total sales were BAE SYSTEMS, 53 percent, DND Canada, 11 percent and the United States Government 8 percent.

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

Revenue from short-term contracts calling for delivery of products is recognized as the product is shipped. Revenue and costs under certain long-term fixed price contracts with the United States Government are recognized on the units of delivery method. This method recognizes as revenue the contract price of units of the product delivered during each period and the costs allocable to the delivered units as the cost of earned revenue. Costs allocable to undelivered units are reported in the balance sheet as inventory. Amounts in excess of agreed upon contract price for customer directed changes, constructive changes, customer delays or other causes of additional contract costs are recognized in contract value if it is probable that a claim for such amounts will result in additional revenue and the amounts can be reasonably estimated. Revisions in cost and profit estimates are reflected in the period in which the facts requiring the revision become known and are estimable. Losses on contracts are recorded when identified.

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

Results of Operations

Third Quarter Ended February 28, 2006 Compared to Third Quarter Ended February 28, 2005

PHAZAR CORP consolidated sales from operations were $1,420,706 for the quarter ended February 28, 2006, compared to sales of $2,171,287 for the third quarter ended February 28, 2005. PHAZAR CORP recorded a net profit of $41,185 for the third quarter of fiscal year 2006 compared to a net profit of $239,792 for the third quarter of fiscal year 2005.

PHAZAR CORP's sales and income decreased in the third quarter when United States Government orders for antennas and towers were not received as projected, resulting in lower sales for the quarter.

Cost of sales and contracts were $706,976 for the quarter ended February 28, 2006, compared to $1,070,936 for the third quarter ended February 28, 2005. The gross profit margin for the third quarter of fiscal year 2006 was 50% compared to 51% for the third quarter of last year. The decrease in gross profit margin is due to the mix of products sold in the quarter and the lower sales volume.

Sales and administration expenses were lower in the third quarter of fiscal year 2006, $676,932 versus $739,627 in the third quarter of fiscal year 2005. Due to the lower sales volume, sales and administration expenses as a ratio to sales were 48% in the third quarter of this year compared to 34% in the same period last year. Sales and administration expenses decreased when engineering charges to overhead accounts decreased and labor charges to contract work orders increased. PHAZAR CORP's operating margin for the third quarter of fiscal year 2006 was 3% compared to 17% in the third quarter of fiscal year 2005. The decrease in operating margin is due to the lower revenue in the quarter. Interest expense in the third quarter of fiscal year 2006 was $0 versus $0 in the same time period of fiscal year 2005 due to the payment of long term bank debt on October 1, 2004.

Discretionary product development spending was $30,886, or 2.2% of sales in the third quarter of fiscal year 2006, compared to $57,149, or 2.6% of sales for the comparable period last year. The discretionary product development was required to develop new wireless antennas for commercial and military applications.

Orders received for stock items are shipped within one week. Orders for items that must be manufactured are normally shipped in 30 to 60 days after receipt of order. The backlog at the end of the quarterly period consists of new orders being processed and orders that have customer scheduled monthly deliveries. Since the customer schedules for some orders extend into the 2007 fiscal year, approximately 90% of the $1.0 million in backlog on February 28, 2006, will be delivered in the fourth quarter of the 2006 fiscal year. PHAZAR CORP's backlog totaled $5.0 million on February 28, 2005.

Nine Months Ended February 28, 2006 Compared to Nine Months Ended February 28, 2005

PHAZAR CORP's consolidated sales from operations were $8,365,215 for the nine months ended February 28, 2006, compared to sales of $9,750,163 for the first nine months ended February 28, 2005. PHAZAR CORP recorded a net profit of $1,259,377 for the first nine months of fiscal year 2006 compared to a net profit of $1,604,075 for the first nine months of fiscal year 2005.

PHAZAR CORP's sales for the nine months ended February 28, 2006, decreased when orders from the United States Government for antennas and towers were lower than expected in the last three months of the period. United States Government procurement delays occur with no advance notice to the equipment suppliers and if the delays continue, could adversely affect the sale of these items in the fourth quarter of fiscal year 2006.

Cost of sales and contracts were $5,478,181 for the nine months ended February 28, 2006, compared to $6,245,992 for the first nine months ended February 28, 2005. The gross profit margin for the first nine months of fiscal year 2006 was 35% compared to 36% for the first nine months of the prior year. The decrease in gross profit margin is due to the mix of products sold in the nine month period and the lower sales volume in the last three months of the nine month period. Sales and administration expenses were lower in the nine months of fiscal year 2006, $1,062,249 versus $1,164,977 in the first nine months of fiscal year 2005. Sales and administration expenses as a ratio to sales were 13% in the first nine months of this year compared to 12% in the same period last year. Sales and administration expenses decreased when engineering charges to overhead accounts decreased and labor charges to contract work orders increased in the nine month period. PHAZAR CORP's operating margin for the first nine months of fiscal year 2006 was 22% compared to 24% in the first nine months of fiscal year 2005. Interest expense in the first nine months of fiscal year 2006 was $0 versus $14,820 in the same time period of fiscal year 2005 due to the payment in full of long term bank debt on October 1, 2004.

Discretionary product development spending was $190,206, or 2.3% of sales in the first nine months of fiscal year 2006 compared to $193,973, or 2.0% of sales for the comparable period last year. Discretionary product development is required to satisfy customer antenna requirements with new, innovative, and cost effective solutions. Two new compact cellular/PCS base station antennas were developed in the first nine months of fiscal year 2006. The small sizes of the new antennas allow them to be mounted on utility poles and buildings in almost any area. This allows service providers to rapidly upgrade existing cell sites and improve poor service areas without constructing new cell towers.

United States Government contracts contain a provision that they may be terminated at any time for the convenience of the Government. In such event, the contractor is entitled to recover allowable costs plus any profits earned to the date of termination. The possibility that the United States Government priorities could change, causing a delay or cancellation of existing contracts and any potential follow-on work, makes it impossible to accurately predict whether revenues will increase or decrease in the upcoming year.

Liquidity and Capital Resources

Funds generated from operations are the major internal sources of liquidity and are supplemented by funds derived from capital markets, principally bank facilities. PHAZAR CORP has a $1.0 million revolving demand line of credit with a bank that was renewed in September, 2005, for a period of two years. The credit line is regulated under a borrowing base formula using inventories and accounts receivable as collateral. The interest rate is established as equal to Wall Street prime and is subject to a loan agreement with restrictive covenants. The most restrictive financial covenant requires PHAZAR CORP to maintain $2.0 million in tangible net worth and Antenna Products Corporation to maintain $1.0 million of working capital. At February 28, 2006, PHAZAR CORP had a tangible net worth of $7.3 million and Antenna Products had working capital of $5.1 million. As of February 28, 2006, Antenna Products Corporation had drawn $0 of the $1.0 million line of credit with $1.0 million of the borrowing base available and unused. PHAZAR CORP believes that it's cash and the credit available at February 28, 2006, is sufficient to fund the Company's operations for at least 12 months.

Management of the operating subsidiaries evaluates the facilities and review equipment requirements for existing and projected contracts on a regular basis. An annual capital plan is generated by management and submitted to the Board of Directors for review and approval. In fiscal year 2005 capital expenditures for new and replacement equipment totaled approximately $0. In the first nine months of fiscal year 2006 capital expenditures for new and replacement equipment totaled approximately $0. The Company anticipates that the existing facilities and equipment are adequate to handle the projected business in fiscal year 2006 and intends to limit the 2006 capital program to less than $250,000 for improvements and replacement items.

At February 28, 2006, PHAZAR CORP had cash and cash equivalents of $4,441,705. This is an increase of $1,764,182 when compared to cash and cash equivalents at May 31, 2005.

The decrease in accounts receivable from $663,098 at May 31, 2005, to $653,673 at February 28, 2006, and the increase in cash and cash equivalents from $2,677,523 at May 31, 2005, to $4,441,705 at February 28, 2006, reflects the completion of the BAE SYSTEMS contracts and payment of invoices during the nine month period. The backlog of orders was $1.0 million on February 28, 2006, compared to $1.6 million excluding the BAE SYSTEMS contracts at year-end. Based on the customer inquiries received in the third quarter of FY2006, sales of products including HF antennas and commercial wireless antennas are expected to remain level in the fourth quarter and improve in the first quarter of FY2007. The decrease in accounts payable to $99,837 at February 28, 2006, from $172,275 at May 31, 2005, reflects a decrease in material purchases for contracts currently in production. Inventories decreased to $1,294,829 at February 28, 2006, from $2,065,539 at May 31, 2005, due to the normal completion and shipment of orders to customers.

Cash provided by the operating activities in the nine months ended February 28, 2006, was $1,756,182 compared to $2,086,685 for the same time period in 2005. $1,259,377 of the cash provided by operating activities at February 28, 2006, represented PHAZAR CORP's net income compared to $1,604,075 net income at February 28, 2005.

Cash utilized in investing activities in the nine months ended February 28, 2006, was $0 compared to $0 cash utilized in investing activities for the same period in 2005.

Cash provided by financing activities in the nine months ended February 28, 2006, was $8,000 compared to cash used in financing activities of $531,918 for the same period in 2005. The financing activities for the nine months ended February 28, 2006, consisted primarily of the proceeds from exercise of stock options. The financing activities for the nine months ended February 28, 2005, consisted primarily of payment in full of long-term debt with a bank.

Antenna Products Corporation had a long-term bank note for $1.2 million collateralized by the Antenna Products Corporation plant, property, and equipment. The $631,918 balance of this long-term bank note was paid in full on October 1, 2004.

Item 3.  Controls and Procedures

As of February 28, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of February 28, 2006. There has not been any change in the Company's internal control during the Company's last fiscal quarter that has materially affected or is reasonably likely to materially affect internal controls over financial reporting as of February 28, 2006.

                            PART II-OTHER INFORMATION

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K.

a)       Exhibits

         3.(ii) Registrant's By Laws, incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form
                10-KSB/A for the fiscal year ended May 31, 2000, filed on February 20, 2004

         4.(ii) Loan Agreement  between Antenna  Products  Corporation and Texas
                Bank, dated September 30, 1991, incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000, filed on February 20, 2004

         10.(b) BAE  SYSTEMS  Contract  dated  May  5,  2003,   incorporated  by
                reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2003, filed on February 20, 2004

                BAE SYSTEMS Subcontract dated April 23, 2004, incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB for the year ended May 31, 2004, filed on August 6, 2004

                Public Works and Government Services, Canada, Department of National Defence, dated July 15, 2004, incorporated by reference to the like numbered exhibit in the Registrant's quarter report on Form 10-QSB ended August 31, 2004, filed on October 5, 2004

                BAE SYSTEMS Subcontract dated January 25, 2005, incorporated by reference to the like numbered exhibit in the Registrant's Form 8-K filed on February 7, 2005

                BAE SYSTEMS Subcontract dated June 14, 2005, incorporated by reference to the like numbered exhibit in the Registrant's quarterly report on Form 10-QSB for the fiscal quarter ended August 30, 2005, filed on October 10, 2005

         14.1 Code of Ethics and Business Conduct for the Senior Executive Officers and Senior Financial Officers incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB for the year ended May 31, 2004, filed on August 6, 2004

         21. A list of all subsidiaries of the Registrant, incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000. filed on February 20, 2004

         31.1   Rule   13a-14(a)/15d-14(a)   Certification  of  Chief  Executive
                Officer

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


                                   PHAZAR CORP


Date:  April 4, 2006               /s/ Clark D. Wraight
                                   --------------------------------------------
                                   Clark D. Wraight, Principal Financial Officer
                                   and Principal Accounting Officer

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

Exhibit 4.(ii) - Loan Agreement  between Antenna Products  Corporation and Texas
                 Bank, dated September 30, 1991, incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000, filed on February 20, 2004

Exhibit 10.(b) - BAE  SYSTEMS  Contract  dated  May  5,  2003,  incorporated  by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the year ended May 31, 2003, filed on February 20, 2004

                 BAE SYSTEMS Subcontract dated April 23, 2004, incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB for the year ended May 31, 2004, filed on August 6, 2004

                 Public Works and Government Services, Canada, Department of National Defence, dated July 15, 2004, incorporated by reference to the like numbered exhibit in the Registrant's quarterly report on Form 10-QSB ended August 31, 2004, filed on October 5, 2004

                 BAE SYSTEMS Subcontract dated January 25, 2005, incorporated by reference to the Registrant's Form 8-K filed on February 7, 2005

                 BAE SYSTEMS Subcontract dated June 14, 2005, incorporated by reference to the like numbered exhibit in the Registrant's quarterly report on Form 10-QSB for the fiscal quarter ended August 30, 2005, filed on October 10, 2005

Exhibit 14.1 -   Code of Ethics and  Business  Conduct for the Senior  Executive
                 Officers  and  Senior   Financial   Officers   incorporated  by
                 reference  to the like  numbered  exhibit  in the  Registrant's
                 Annual Report on Form 10-KSB for the year ended May 31, 2004, filed on August 6, 2004

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