Form 10KSB
period 2006-05-31
PHAZAR CORP
filed 2006-08-11
CIK 724267

================================================================================

                       Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-KSB
    (Mark One)
      [  X  ]     ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended May 31, 2006

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

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The Company's net sales for Fiscal Year ended May 31, 2006, was $9,488,813.

As of July 14, 2006, 2,281,828 shares of Common Stock were outstanding and the aggregate market value of the Common Stock (based on the latest price of known transactions on the Nasdaq Smallcap Market) held by non-affiliates (2,095,828 shares) was approximately $20,360,751.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (check one):  Yes [   ]  No [ X ]
--------------------------------------------------------------------------------

                                     PART 1

Item 1.  Description of Business.

General

PHAZAR CORP operates as a holding company with Antenna Products Corporation, Tumche Corp., Phazar Antenna Corp. and Thirco, Inc. as its wholly owned subsidiaries. Antenna Products Corporation, and Phazar Antenna Corp. are operating subsidiaries with Thirco, Inc. serving as an equipment leasing company to PHAZAR CORP's operating units. Tumche Corp. has no sales or operations. PHAZAR CORP has no other business activity. The address for PHAZAR CORP and subsidiaries is 101 S.E. 25th Avenue, Mineral Wells, Texas 76067. The telephone number is (940) 325-3301.

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

Antenna Products Corporation designs, manufactures and markets standard and custom antennas, wireless mesh network solutions, guyed and self supported towers, support structures, masts and communication accessories worldwide. Customers include the U.S. Government, both military and civil agencies, U.S. Government prime contractors and commercial clients. Examples of Antenna Products Corporation's U.S. Government supplied products include ground to air collinear antennas, instrument landing antennas and towers, fixed system multi-port antenna arrays, tactical quick erect antennas and masts, shipboard antenna tilting devices, transport pallets, surveillance antennas, antenna rotators, positioners and controls, and high power broadcast baluns. Examples of the Company's commercial products include panel, sector, omnidirectional and closed loop telecommunications antennas, automatic meter reading (AMR), instrument scientific medical (ISM), cellular, paging and yagi antennas, guyed towers and self supported towers.

The majority of Antenna Products Corporation's revenues come from fixed-price contracts, secured through a bidding process, for particular, custom ordered antenna production systems that Antenna Products Corporation builds according to the specifications of the customer. Except for inventory of standard products including small antennas, accessories and some towers in the amount of $312,396 at May 31, 2006, Antenna Products Corporation does not build and inventory equipment for future off the shelf sales. The sales volume for a particular antenna or antenna system is, therefore, a function of the fixed price contracts for build to order antennas or systems awarded to Antenna Products Corporation. However, a general product sales breakdown for fiscal year ended May 31, 2006, and the fiscal year ended May 31, 2005, as a percentage of total sales are, as follows:

                                   For fiscal year         For fiscal year
                                   ended May 31, 2006      ended May 31, 2005
                                   ------------------      ------------------

Antenna Sales                             8%                      15%

Shipboard Equipment Sales                 1%                       1%

Instrument Landing System Sales           6%                       7%

Collinear Antenna Sales                  10%                       6%

Tower Sales                               4%                       4%

Mast Sales                                0%                       1%

Spares and Accessories Sales             12%                       9%

Commercial Antenna Sales                  9%                       4%

BAE SYSTEMS Sales                        50%                      53%


Antenna Products Corporation's customer base is primarily government and government prime contractor focused, but this is slowly changing as Antenna Products Corporation continues to develop and market new commercial products. Antenna Products Corporation's market is international in scope. Antenna Products Corporation currently focuses on developing domestic markets and has a limited amount of foreign sales. The specialized need of Antenna Products Corporation's customers and the technology required to meet those needs change constantly. Accordingly, Antenna Products Corporation stresses its engineering, installation, service and other support capabilities. Antenna Products Corporation uses its own sales and engineering staff to service its principal markets. Some of Antenna Products Corporation's contracts are large relative to total annual sales volume and, therefore, the composition of the customer base is different year to year. In 2006, BAE SYSTEMS was the single largest customer and accounted for 50% of the total sales volume. The United States Government was the second largest customer and accounted for 11% of total sales. Thales ATM was the third largest customer and accounted for 5% of total sales. Orders for equipment in some of these product categories are in backlog and, therefore, BAE SYSTEMS , Thales ATM, and the United States Government are expected to be major clients again in 2007.

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

As discussed above, Antenna Products Corporation is primarily a build-to-order company and most manufacturing requirements are established on a contract basis. For this reason, the majority of the inventory is work in process. Approximately 24% of total inventory, $312,396 is currently maintained in stock for delivery to customers. Some raw materials are also inventoried to support customer delivery schedules. Antenna Products Corporation performs work for the United States Government primarily under fixed-price prime contracts and subcontracts. Under fixed-price contracts, Antenna Products Corporation realizes any benefit or detriment occasioned by lower or higher costs of performance.

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

Antenna Products Corporation plans to reinvest from 2% to 5% of sales in research and development projects and bid and proposal activities. The mix of expenditures between the two areas in any given year is a function of the demand for new independently developed innovative systems and the level of requirements solicited. In 2006, Antenna Products Corporation invested 3.9% of sales in independent research and development (R&D) and bid and proposal activities

(B&P). The level of expenditures as a ratio to sales is expected to continue at this level in 2007. The level of expenditures for R&D and B&P as a ratio to sales was 2.9% of sales in 2005. Antenna Products Corporation does not consider patents to be material to its operations nor would the loss of any patents adversely affect operations.

Tumche Corp.

Tumche Corp. is a wholly owned subsidiary of PHAZAR CORP. It has no sales or operations.

Phazar Antenna Corp.

Phazar Antenna Corp. is a wholly owned Subsidiary of PHAZAR CORP. It was formed as a Delaware Corporation and activated on June 1, 2000. Phazar Antenna Corp. operates as a marketing, research and development unit.

Phazar Antenna Corp. provides a complete line of commercial wireless fixed and mobile antennas for ISM (instrument scientific medical), wireless Internet, wireless LAN, wireless local loop, fixed GPS, MMDS (fixed wireless) and WiMax market applications. This product line complements Antenna Products Corporations existing product lines of cellular, PCS, paging, ISM and AMR (automatic meter reading) omni-directional and sector wireless antennas. Phazar Antenna Corp. sales for the twelve months ended May 31, 2006, amounted to approximately 9% of total sales. We expect that for fiscal year ended May 31, 2007 this percentage will increase as new antennas are added to the commercial wireless product lines. The Phazar Antenna Corp. commercial wireless product lines are manufactured at Antenna Products Corporation's plant in Mineral Wells, Texas.

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

Backlog

The backlog of orders at Antenna Products Corporation and Phazar Antenna Corp. was $1.2 million at year-end. This compares to $4.4 million in backlog at the end of fiscal year 2005.

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

Employees

As of July 14, 2006, Antenna Products Corporation and Phazar Antenna Corp. combined employed a total of sixty-one employees, fifty-nine full time and two part time. Of the sixty-one, ten are employed in administration and sales, nine in engineering and technical support, and forty-two in manufacturing. None of Antenna Products Corporation and Phazar Antenna Corp.'s employees are subject to collective bargaining agreements.

Thirco does not employ any full time employees and does not intend to employ any in the foreseeable future.

Foreign Sales

Antenna Products Corporation's sales in international markets are primarily to foreign governments or prime contractors to foreign governments and, as such, represent a small percentage of the overall Company annual volume. The level of profits from the commitment of assets to this portion of the business is no greater or no less than that of other market segments. International sales for 2006, and 2005 were 6.6% and 14.8%, respectively, of total sales.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal year 2006.




                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The information in this item should be read in conjunction with the Management Discussion and Analysis of Financial Condition and Results of Operations in Item 6, and the consolidated financial statements and the related notes thereto in
Item 7.

Market Information For The Common Stock

PHAZAR CORP's common stock is traded on the Nasdaq Capital Market and is quoted under the symbol "ANTP".

The table below  presents  the high and low prices for the last two fiscal years
and  reflects  inter-dealer  prices,   without  retail  mark-up,   mark-down  or
commission and may not represent actual transactions.

                                               BID
Quarter Ended                         High             Low

August 2004                           6.90             3.06
November 2004                        13.00             3.29
February 2005                        53.96            10.11
May 2005                             32.17            15.18

August 2005                          31.39            15.76
November 2005                        20.74             8.63
February 2006                        22.18             9.93
May 2006                             17.25             8.75

Holders

At July 14, 2006, there were approximately 3,139 holders of record of common stock.

Dividends

PHAZAR CORP has never paid a regular cash dividend on common stock and has no plans to institute payment of regular dividends.

Recent Sales of Unregistered Securities

As partial consideration for attending the PHAZAR CORP Board of Directors' meetings, Gary W. Havener, Clark D. Wraight, James Miles, James Kenney and R. Allen Wahl each received 800 shares of PHAZAR CORP common stock. Also, as partial consideration for attending the PHAZAR CORP audit committee meetings,

James Miles, James Kenny and R. Allen Wahl each received an additional 500 shares of PHAZAR CORP common stock. Each Director agreed to hold the shares for investment and not for further distribution. The certificates representing the shares bear a legend restricting transfer without compliance with the registration requirements of the Federal Securities Act of 1933 or in reliance upon an applicable exemption therefrom. PHAZAR CORP relied on section 4(2) of the Securities Act of 1933 as its exemption from registration.

As partial consideration for the transfer of wireless mesh network technology, Matthew Jones received 1,000 shares of PHAZAR CORP common stock. Matthew Jones agreed to hold the shares for investment and not for further distribution. The certificate representing the shares bears a legend restricting transfer without compliance with the registration requirements of the Federal Securities Act of 1933 or in reliance upon an applicable exemption therefrom. PHAZAR CORP relied on section 4(2) of the Securities Act of 1933 as its exemption from registration.

The following table presents selected financial data of PHAZAR CORP. This historical data should be read in conjunction with consolidated financial Statements and the related notes thereto in Item 7.


                                          FISCAL YEAR ENDING MAY 31
                                          -------------------------
                                         2006                    2005
                                    ------------            ------------
Net sales                           $  9,488,813            $ 11,614,785
Net income                          $  1,102,681            $  1,737,288

Income per share                    $       0.49            $       0.77

Total assets                        $  7,781,666            $  6,839,740

Long term debt                      $          -            $          -

Dividends                           $       0.00            $       0.00

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

PHAZAR CORP is primarily a build-to-order company. As such, most United States government and commercial orders are negotiated firm-fixed price contracts. PHAZAR CORP's sales to major customers at May 31, 2006, as a percentage of total sales were BAE SYSTEMS 50%, United States Government 11% and Thales ATM, Inc. (a prime contractor to the Federal Aviation Administration for Instrument Landing Systems) 5%.

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

Results of Operations

Year ended May 31, 2006 ("2006") compared with year ended May 31, 2005 ("2005")

PHAZAR CORP's consolidated sales from operations were $9,488,813 in 2006, compared to consolidated sales from operations of $11,614,785 in 2005. PHAZAR CORP recorded a net profit of $1,102,681 in 2006, compared to a net profit of $1,737,288 in 2005.

PHAZAR CORP's net income decreased $634,607 or 37% on 18% lower sales in fiscal year 2006, compared to fiscal year ended May 31, 2005. The decrease was due to lower margins on products sold during the year ended May 31, 2006 and the completion of the BAE Systems production and installation contracts in the second quarter of FY2006.

Orders decreased in both military and commercial markets from a total of $9.2 million in 2005 to $6.3 million in 2006. This resulted in an ending backlog of firm orders at May 31, 2006, of $1.2 million, down from the prior year-end backlog of $4.4 million. The 2005 year-end backlog included the $2.8 million balance on the BAE SYSTEMS production contract that was completed in 2006.

Cost of sales and contracts for the operations and gross profit for fiscal year 2006, were $6.12 million and $3.37 million, respectively. For the same period in 2005, cost of sales and contracts for the operations and gross profit were $7.49 million and $4.12 million, respectively. The gross profit margin for the operations for fiscal year 2006, was 36% compared to 35% in 2005. The increase in gross margin is due to the mix of products sold in 2006. Sales and Administration expenses were $1.81 million in 2006, compared to $1.61 million in 2005. When expressed as a ratio to sales, sales and administration expenses were 19% of sales in 2006, compared to 14% in 2005. Sales and administration expenses increased when marketing expenses increased due to additional advertising and show expenses. A decrease in labor charges to contract work orders and an increase in charges to overhead accounts also contributed to the increase in sales and administrative expenses. Operating margins decreased to 16% in 2006, compared to 22% in 2005 due to the higher sales and administrative expenses and slow sales in the fourth quarter. Bid and proposal activities and discretionary product development spending totaled $373,395, or 3.9% of sales in 2006. This compares to $331,810 or 2.9% of sales in 2005. The increase in discretionary product development was required to develop new wireless antennas for commercial applications. Interest expense for the operations decreased from $14,820 in 2005 to $0 in 2006, due to the payment in full of a mortgage note to a bank on October 1, 2004.

Income from operations before income taxes was $1,686,949 in 2006, compared to a pre-tax income of $2,645,337 in 2005.

United States Government contracts contain a provision that they may be terminated at any time for the convenience of the Government. In such event, the contractor is entitled to recover allowable costs plus any profits earned to the date of termination. The possibility that Government priorities could change, causing a delay or cancellation of existing contracts and any potential follow-on work, makes it impossible to accurately predict whether revenues will increase or decrease in the upcoming year.

Product Warranties

PHAZAR CORP's management estimates accrued warranty expense based on warranty work received but not performed and on analysis of historical trends including actual expense as a percent of sales. Changes in accrued warranty liability for the years ended May 31, are as follows:

                                           2006                      2005
                                      -------------             -------------
Beginning balance                         $  99,329                 $ 211,000
Cost incurred for rework                    (12,472)                  (12,526)
Accrual for current year estimate            41,792                    99,329
Change in accrued estimate                   86,857                  (198,474)
                                      -------------             -------------
Ending balance                            $  41,792                 $  99,329
                                      =============             =============


Liquidity and Capital Resources

Funds generated from operations are the major internal sources of liquidity and are supplemented by funds derived from capital markets, principally bank facilities. PHAZAR CORP has a $1.0 million revolving demand line of credit with a bank. The credit line is regulated under a borrowing base formula using inventories and accounts receivable as collateral. The interest rate is established as equal to Wall Street prime and is subject to a loan agreement with restrictive covenants. The most restrictive financial covenant requires PHAZAR CORP to maintain $2.0 million in tangible net worth and Antenna Products Corporation to maintain $1.0 million of working capital. At May 31, 2006, PHAZAR CORP had a tangible net worth of $7.3 million and Antenna Products had working capital of $3.4 million. As of May 31, 2006, Antenna Products Corporation had drawn $0 of the $1.0 million line of credit with $1.0 million of the borrowing base available and unused. The revolving credit line agreement is renewable on September 30, 2006. PHAZAR CORP believes that its cash and the credit available at May 31, 2006, is sufficient to fund the Company's operations for at least 12 months.

Management of the operating subsidiaries evaluate the facilities and review equipment requirements for existing and projected contracts on a regular basis. An annual capital plan is generated by management and submitted to the Board of Directors for review and approval. In fiscal year 2006, there were no capital expenditures for new and replacement equipment. The Company anticipates that the existing facilities and equipment are adequate to handle the projected business in fiscal year 2007 and intends to limit the 2007 capital program to less than $150,000 for improvements and new equipment.

At May 31, 2006, PHAZAR CORP had cash and cash equivalents of $4,548,698. Deferred revenue at May 31, 2006, is $0.

The decrease in accounts receivable to $461,485 at May 31, 2006, from $663,098 at May 31, 2005, and the increase in cash and cash equivalents from $2,677,523 at May 31, 2005, to $4,548,698 at May 31, 2006, reflects the completion of the prior BAE SYSTEMS contracts and payments of invoices. The Company is attempting to maximize its return on cash while looking for other opportunities. The backlog of orders was $1.2 million on May 31, 2006, compared to $1.6 million on May 31, 2005, excluding the BAE SYSTEMS contracts. Based on the number of inquiries received in the fourth quarter, sales of other products including instrument landing systems and commercial wireless antennas are expected to be soft in the first quarter of fiscal year 2007. The decrease in accounts payable and accrued expenses to $506,578 at May 31, 2006, from $793,194 at May 31, 2005, reflects the material purchased for contracts currently in production. Inventories decreased to $1,294,648 at May 31, 2006, from $2,065,539 at May 31, 2005, due to the decrease in work in process to $516,251 at May 31, 2006, from $1,204,466 at May 31, 2005, on items not scheduled to ship until the first quarter of fiscal year 2007.

Cash provided by the operating activities in the year ended May 31, 2006, was $1,833,175 compared to cash provided by operations of $2,487,576 for the same period in 2005. $1,102,681 of cash provided by operating activities at May 31, 2006, represented PHAZAR CORP's net income compared to $1,737,288 net income at May 31, 2005.

Cash was not used in investing activities during the years ended May 31, 2006, and 2005.

Cash provided by financing activities in the year ended May 31, 2006, was $38,000 compared to cash used in financing activities of $527,918 for the same period in 2005. The financing activities for the year ended May 31, 2006 consisted primarily of proceeds from the exercise of stock options. The financing activities for the year ended May 31, 2005, consisted primarily of payment in full of long term debt with a bank. Antenna Products Corporation had a long-term bank note for $1.2 million collateralized by the Antenna Products Corporation plant, property, and equipment. The $631,918 balance of this long-term bank note was paid in full on October 1, 2004.

Item 7.  Financial Statements.

PHAZAR CORP consolidated financial statements for the fiscal year ended May 31, 2006.



                                 C O N T E N T S


                                                                        Page


CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets..........................................15

     Consolidated Statements of Operations................................17

     Consolidated Statements of Shareholders' Equity......................18

     Consolidated Statements of Cash Flows................................19

     Notes to Consolidated Financial Statements...........................21

                          PHAZAR CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             MAY 31, 2006, AND 2005

                                     ASSETS

                                                         2006         2005
                                                    ------------- -------------
CURRENT ASSETS
  Cash and cash equivalents                         $  4,548,698  $  2,677,523
  Accounts receivable:
     Trade, net of allowance for doubtful accounts
        of $7,021 in 2006, and 2005                      436,576       437,820

     United States Government                             24,909       225,278
  Inventories                                          1,294,648     2,065,539
  Prepaid expenses and other assets                       76,249        74,278
  Income taxes receivable                                172,427             -
  Deferred income taxes                                   41,442        62,342
                                                    ------------  ------------
  Total current assets                                 6,594,949     5,542,780

  Property and equipment, net                          1,168,620     1,290,710

  Identifiable intangible assets                           1,250         6,250
                                                    ------------  ------------
TOTAL ASSETS                                        $  7,764,819  $ 6,839,740
                                                    ============  ============













The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             MAY 31, 2006, AND 2005

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                         2006         2005
                                                    ------------- -------------
CURRENT LIABILITIES
  Accounts payable                                  $    182,792  $    172,275
  Accrued expenses                                       323,786       620,918
  Income tax payable                                           -        54,656
                                                    ------------  ------------
  Total current liabilities                              506,578       847,849
                                                    ------------  ------------
  Deferred income taxes                                    3,809        19,133
                                                    ------------  ------------
      Total long-term liabilities                          3,809        19,133
                                                    ------------  ------------
      Total liabilities                                  510,387       866,982
                                                    ------------  ------------
COMMITMENTS AND CONTINGENCIES                                  -             -

SHAREHOLDER'S EQUITY

Preferred stock, $1 par, 2,000,000 shares authorized,
  none issued or outstanding, attributes to be
  determined when issued                                       -             -
Common stock, $0.01 par, 6,000,000 shares authorized
    2,281,528 and 2,256,028 issued and outstanding        22,816        22,561
  Additional paid in capital                           3,213,901     3,035,164
  Retained earnings                                    4,017,715     2,915,033
                                                    ------------  ------------
   Total shareholders' equity                          7,254,432     5,972,758
                                                    ------------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $  7,764,819  $  6,839,740
                                                    ============  ============










The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED MAY 31, 2006, AND 2005


                                                         2006         2005
                                                    ------------- -------------
Sales and contract revenues                         $  9,488,813  $ 11,614,785
Cost of sales and contracts                            6,119,624     7,492,185
                                                    ------------  ------------
   Gross Profit                                        3,369,189     4,122,600

Sales and administration expenses                      1,813,041     1,605,070
                                                    ------------  ------------
   Operating Profit                                    1,556,148     2,517,530
                                                    ------------  ------------
Other income (expense)
     Interest expense                                          -       (14,820)
     Interest income                                      82,154         3,861
     Other income                                         48,647       138,766
                                                    ------------  ------------
Total other income                                       130,801       127,807
                                                    ------------  ------------
Income from operations before income taxes             1,686,949     2,645,337

Income tax provision                                     584,268       908,049
                                                    ------------  ------------
Net income                                          $  1,102,681  $  1,737,288
                                                    ============  ============
Basic earnings per common share                     $       0.49  $       0.77
                                                    ============  ============
Diluted earnings per common share                   $       0.48  $       0.75
                                                    ============  ============









The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       YEARS ENDED MAY 31, 2006, AND 2005

                              Common Stock
                              ------------  Additional
                            Number           Paid In     Retained
                          of Shares   Amount Capital     Earnings     Total
                          --------- -------- ---------- ---------- -----------
BALANCE, MAY 31, 2004     2,197,828 $ 21,979 $2,829,029 $1,177,745 $4,028,753

Stock issued to Directors     6,200       62    102,655          -    102,717

Stock options exercised      52,000      520    103,480          -    104,000

Net income                        -        -          -  1,737,288  1,737,288
                          --------- -------- ---------- ---------- ----------
BALANCE, MAY 31, 2005     2,256,028   22,561  3,035,164  2,915,033  5,972,758

Stock issued to Directors     5,500       55     77,269          -     77,324

Stock options exercised      19,000      190     37,810          -     38,000

Stock based payment           1,000       10      9,210          -      9,220

Tax benefit for employee
 stock option plans               -        -     54,448          -     54,448

Net income                        -        -          -  1,102,681  1,102,681
                          --------- -------- ---------- ---------- ----------
BALANCE, MAY 31, 2006     2,281,528 $ 22,816 $3,213,901 $4,017,715 $7,254,432
                          ========= ======== ========== ========== ==========



















The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED MAY 31, 2006, AND 2005

                                                         2006         2005
                                                    ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $  1,102,681  $  1,737,288
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation                                         122,092       184,606
    Amortization                                           5,000        81,799
    Stock based compensation                             131,772       102,717
    Stock based payment                                    9,220             -
    Deferred federal income tax                            5,576         2,015
    Changes in assets and liabilities:
      Accounts receivable                                201,613     1,140,346
      Inventory                                          770,891      (610,089)
      Income taxes receivable                           (172,427)            -
      Prepaid expenses                                    (1,971)      (11,209)
      Accounts payable                                    10,516       107,990
      Accrued expenses                                  (297,132)        8,208
      Income taxes payable                               (54,656)     (256,095)
                                                    ------------  ------------
    Net cash provided by operating activities          1,833,175     2,487,576
                                                    ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                           -             -
                                                    ------------  ------------
    Net cash used in investing activities                      -             -














TheNotes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED MAY 31, 2006, AND 2005

                                                         2006          2005
                                                    ------------  ------------
CASH FLOWS FROM FINANCING ACTIVIITES:
 Principal payments on long-term debt               $          -  $   (631,918)
 Proceeds from exercise of stock options                  38,000       104,000
                                                    ------------  ------------
  Net cash provided by (used in) financing activities     38,000      (527,918)
                                                    ------------  ------------
  Net increase in cash and cash equivalents            1,871,175     1,959,658

CASH AND CASH EQUIVALENTS, beginning of year        $  2,677,523  $    717,865
                                                    ------------  ------------
CASH AND CASH EQUIVALENTS, end of year              $  4,548,698  $  2,677,523
                                                    ============  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
 Cash paid during the period for:

  Interest (none capitalized)                       $          -  $     14,820
                                                    ============  ============
  Income taxes                                      $    740,000  $  1,162,130
                                                    ============  ============




















The Notes to Consolidated Financial Statements are an integral part of these statements.

NOTE 1. BUSINESS AND NATURE OF OPERATION

     PHAZAR CORP operates as a holding company with Antenna Products Corporation, Phazar Antenna Corp., Tumche Corp. and Thirco, Inc. as its wholly owned subsidiaries. Antenna Products Corporation is an operating Subsidiary that designs, manufactures and markets antenna systems, wireless mesh network solutions, towers, and communication accessories worldwide. The United States government, military and civil agencies, and prime contractors represent Antenna Products Corporation's principal customers. Phazar Antenna Corp. is a separate legal entity that currently operates as a small division of Antenna Products Corporation. Thirco serves as an equipment leasing company to Antenna Products Corporation. The Company's operations are performed in Texas for customers throughout the country.

     Following is a schedule of the Company's sales to major customers at May 31, as a percentage of total sales:

                                                      2006         2005
                                                      ----         ----
        BAE SYSTEMS                                    50%          53%
        Federal Government                             11%           8%
        Thales ATM, Inc.                                5%           5%

     At May 31, 2006, and 2005, trade receivables from four customers comprised approximately 60% and 57%, respectively, of the trade receivable balance at those dates.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

     Sales and Contract Revenues and Related Costs - Antennas

         Antenna  Products  Corporation  manufactures  and markets  standard and custom antennas, wireless mesh network solutions, guyed and self-supported towers, support structures, masts and communication accessories worldwide. Customers include the U.S. Government, military and civil agencies, U.S. Government prime contractors and commercial clients. Examples of Antenna Products Corporation's U.S. Government supplied products include ground to air collinear antennas, instrument landing antennas and towers, fixed system multi-port antenna arrays, tactical quick erect antennas and masts, shipboard antenna tilting devices, transport pallets, surveillance antennas, antenna rotators, positioners and controls, and high power broadcast baluns. Examples of the Company's commercial products (Phazar Antenna Corp.) include panel, sector, omnidirectional and closed loop PCS antennas; WiMax Antennas, automatic meter reading (AMR), cellular, paging and yagi antennas, guyed towers and self supported towers.

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

     Research and Development Costs

         Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the years ended May 31, 2006, and 2005, were approximately $283,000 and $302,000, respectively.

     Cash and Cash Equivalents

         For purposes of reporting cash flows, cash and cash equivalents include cash and certificates of deposit with original maturities of six months or less.

     Stock-based Employee Compensation

         The Company accounts for stock based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", which requires compensation cost to be measured at the date of grant based on the intrinsic value of the options granted. The intrinsic value of an option is equal to the difference between the market price of the common stock on the date of grant and the exercise price of the option. In 2006, the Board approved options to purchase 50,000 shares of common stock at $9.22 per share to an employee which was also the market price of the common stock on that date, therefore there is no pro-forma effects on earnings to disclose for this option. No stock options were granted in 2005.

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

Shares, Per Share Data, Earnings Per Share, and Stock Split, and Common Stock Par Value

         Earnings per share are computed by dividing  net income  available  for common stock by the weighted average number of common shares outstanding during the year. Weighted average shares outstanding were 2,263,094 and 2,242,056 for the years ended May 31, 2006, and 2005, respectively.

Dilutive effect of stock options outstanding for the year ended May 31, 2006, and May 31, 2005, are computed as follows:

                                                         2006         2005
                                                    ------------- -------------
Numerator:
 Net income                                         $  1,102,681  $  1,737,288
                                                    ------------  ------------
 Numerator  for basic and  diluted  earnings
per share                                              1,102,681     1,737,288

Denominator:
 Weighted-average shares outstanding-basic             2,263,094     2,242,056

Effect of dilutive securities:
 Stock options                                            42,364        76,480
                                                    ------------  ------------
Dilutive potential common shares                          42,364        76,480
                                                    ------------  ------------
 Denominator for diluted earnings per share-
 Weighted-average shares                               2,324,036     2,318,536
                                                    ============  ============
 Basic earnings per share                           $       0.49  $       0.77
                                                    ============  ============
 Diluted earnings per share                         $       0.48  $       0.75
                                                    ============  ============

Deferred Revenue

         Payments which are received in advance of the completion of the related phase of a contract are recorded as deferred revenue when received. Revenue is recognized when earned based on cost incurred to date plus estimated profit margin in relation to the total estimated cost plus profit margin on the entire project. Estimated losses will be recognized in their entirety when they become apparent. Deferred revenue recorded at each of the years ended May 31, 2006, and May 31, 2005, is $0.

Shipping and Handling Costs

         The Company includes all shipping and handling costs together with cost of sales on the accompanying statements of operations.

New Accounting Pronouncements

         In November 2004 the FASB issued SFAS Statement 151, Inventory Costs. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. This standard was effective for the Company for the first fiscal period beginning after June 15, 2005. The adoption of this standard did not have a material impact on the Company's financial statements.

         In December 2004 the FASB issued SFAS Statement 123R, Share Based Payment. SFAS No. 123R requires all share-based payments to employees to be recognized in the income statement based on fair values. Pro forma disclosure is no longer an alternative. The standard is effective for the Company beginning in fiscal year 2007.
         The Company will apply the modified prospective method, which requires that it record compensation expense for all unvested stock options and restricted stock awards beginning in fiscal year 2007. Management expects the adoption of SFAS No. 123R will reduce fiscal 2007 operating income by approximately $46,000 based on the number of unvested options at the beginning of the year, excluding any that might be granted in 2007.

         SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost will be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financial cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.

         In December 2004 the FASB issued SFAS Statement 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets changed. SFAS No. 153 eliminates an exception to this principle provided by Opinion No. 29 for exchanges of similar productive assets and replaced it with an exception for exchanges of nonmonetary assets that do not have commercial substance. This standard is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 with earlier application permitted. The adoption of this standard did not have a material impact on the Company's financial statements.

NOTE 3.  INVENTORIES

     The major components of inventories are as follows:

                                                2006                 2005
                                          ----------------    -----------------
         Raw materials                        $   466,001          $   544,870
         Work in process                          516,251            1,204,466
         Finished goods                           312,396              316,203
                                          ---------------     ----------------
         Total inventories                   $  1,294,648         $  2,065,539
                                          ===============     ================

     Certain allocable overhead costs such as depreciation, insurance, property taxes and utilities are included in inventory based upon percentages developed by the Company. The aggregate amount of these costs included in inventory during the years ended May 31, 2006, and May 31, 2005, were $433,978 and $740,683, respectively.

     All of the above stated inventories are that of the operating Subsidiary, Antenna Products Corporation. No other Subsidiaries carry inventory.

NOTE 4.  PROPERTY AND EQUIPMENT

         The following is a summary of the Company's property and equipment at May 31:

                                    Estimated
                                    Useful Life    2006        2005
                                    ----------- ----------  ----------
      Land                                      $  375,136  $  375,136
      Buildings and improvements    15-30 years  1,873,217   1,873,217
      Machinery and equipment          10 years  3,402,145   3,402,145
      Automobiles and equipment         3 years    106,898     106,898
      Office furniture and fixtures    10 years    454,266     454,266
                                                ----------  ----------
                                                 6,211,662   6,211,662
      Less accumulated depreciation              5,043,042   4,920,952
                                                ----------  ----------
      Net property and equipment                $1,168,620  $1,290,710
                                                ==========  ==========

NOTE 5.  INTANGIBLE ASSETS
                                                      2006         2005
                                                   ---------   ----------
Included in intangible assets at
 May 31 are the following:
   Noncompete agreements (Phazar Antenna Corp.)    $  60,000   $   60,000
   Patents, copyrights and other                     389,593      389,593
                                                   ---------   ----------
     Intellectual property (Phazar Antenna           449,593      449,593
Corp.)
   Accumulated amortization                         (448,343)    (443,343)
                                                   ---------   ----------
                                                   $   1,250   $    6,250
                                                   =========   ==========

     Patents, copyrights and other intellectual property are being amortized on the straight-line basis over a weighted average five-year period. Non-compete agreements are being amortized on the straight-line basis over weighted average three and one third year contractual basis.

     Aggregate amortization expense for the year ended May 31, 2006, was $5,000. Aggregate amortization expense for next year is as follows:

         2007                                                  $1,250

NOTE 6.  NOTES PAYABLE

     At May 31, 2006, and 2005, notes payable consist of a revolving note payable to a bank, with a maximum amount not to exceed the lesser of $1,000,000 or a calculated borrowing base determined by a formula based upon the amount of certain qualified receivables and inventories as defined in the loan agreement. Amount available under the revolving note at May 31, 2006, and May 31, 2005 was $1,000,000.

     Interest is payable monthly at the prime rate (8% and 6.0% at May 31, 2006, and 2005, respectively) until September 30, 2006, when any unpaid principal and interest shall be due. Borrowings under the revolving note payable are collateralized by accounts receivable and inventories. Under the agreement, the Company must maintain minimum net worth of $2,000,000 and working capital of $1,000,000.

NOTE 7.  LONG-TERM DEBT

     At May 31, 2006, and May 31, 2005, PHAZAR CORP had no long-term debt.

NOTE 8.  INCOME TAXES

 Components of the income tax provision are as follows:

                                                            2006        2005
                                                         ----------  ----------
    Federal income taxes at statutory rate
        on income before income taxes                    $ 569,711   $ 896,226

 State income taxes statutory rate                           3,851       9,378

 Non-deductible expenses and other                          10,706       2,445
                                                         ---------   ---------
 Total provision                                         $ 584,268   $ 908,049
                                                         =========   =========
 Deferred portion of provision                           $   5,576   $   2,015
 Current portion of provision                              578,692     906,034
                                                         ---------   ---------
 Total provision                                         $ 584,268   $ 908,049
                                                         =========   =========

 The tax effects of temporary differences that give rise to
 significant  portions of the deferred tax assets and
 deferred tax liabilities are presented below:
                                                            2006        2005
                                                         ----------  ----------
 Deferred tax assets:
   Accounts receivable, due to allowance for
     doubtful accounts                                   $   2,387   $   2,387
   Accrued expenses, due to warranty accrual                14,209      33,772
   Accrued expenses, due to vacation accrual                24,845      26,183
   Intangible assets, due to difference in amortization     86,144      93,648
                                                         ---------   ---------
 Total deferred tax assets                               $ 127,585   $ 155,990

 Deferred tax liabilities:

   Property and equipment, principally due to
    difference in depreciation                           $ (89,952)  $(112,781)
                                                         ---------   ---------
 Total deferred tax liabilities                          $ (89,952)  $(112,781)
                                                         ---------   ----------
    Net deferred tax assets                              $  37,633   $  43,209
                                                         =========   =========

 The net deferred tax assets are classified on the balance sheet as follows:

    Current deferred tax assets                          $  41,442   $  62,342
    Long-term deferred tax liabilities                      (3,809)    (19,133)
                                                         ---------   ---------
    Net deferred tax assets                              $  37,633   $  43,209
                                                         =========   =========

NOTE 9.  COMMITMENTS AND CONTINGENCIES

     The Company has adopted an employee profit sharing plan under Section 401(k) of the Internal Revenue Code. All employees with a minimum of one year of employment are eligible to participate. The Company will match employee contributions for an amount up to 3% of each employee's salary if certain earnings requirements are met. Contributions are invested at the direction of the employee in one or more funds. Company contributions vest after three years of service. Company contributions amounted to $65,609 and $64,191 for the years ended May 31, 2006, and May 31, 2005, respectively.

     Concentration of Credit Risk

              The Company deposits its cash primarily in deposit accounts with major banks. Certain cash deposits may occasionally be in excess of federally insured limits. The Company has not incurred losses related to its cash.

              The Company sells many of its products to the U.S. Government, both military and civil agencies, and prime contractors. Although the Company might be directly affected by the well being of the defense industry, management does not believe significant credit risk exists at May 31, 2006.

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

         Operating Leases

              The Company leased software under a noncancelable operating lease arrangement. Rent expense under this lease agreement during the years ended May 31, 2006, and May 31, 2005, was $0 and $31,925, respectively.

              The software lease agreement was paid in full in May, 2005.

         Legal Proceedings

              During the year ended May 31, 2005, final and binding arbitration was finalized from litigation with two former employees. The arbitrator's ruling was for the Company to pay a settlement of approximately $100,000 to the two former employees. The settlement against the Company is included in accounts payable on the balance sheet at May 31, 2006.

         Product Warranties

              PHAZAR CORP's management estimates accrued warranty expense based on warranty work received but not performed and on analysis of historical trends including actual expense as a percent of sales.

              Changes in accrued warranty liability for the years ended May 31, are as follows:
                                                       2006           2005
                                                  -------------  -------------
              Beginning balance                      $  99,329      $ 211,000
              Cost incurred for rework                 (12,472)       (12,526)
              Accrual for current year estimate         41,792         99,329
              Change in accrued estimate                86,857       (198,474)
                                                  ------------   ------------
              Ending balance                         $  41,792      $  99,329
                                                  ============   ============

NOTE 10. STOCK OPTIONS

     In 1999, the Board approved options to purchase 60,000 shares at $2.00 to an officer of the Company, of which all 60,000 shares have been exercised.

     In 2000, the board approved options to purchase 75,000 shares of common stock at $2.00 per share to an employee of the Company, of which 16,000 shares have been exercised. The options expire the earlier of November 20, 2007, or the employee's last day of employment.

     In 2005, the Board did not grant any stock options.

     In 2006, the Board approved options to purchase 50,000 shares of common stock at $9.22 per share to an employee of the Company, of which no shares have been exercised. The options expire between May 29, 2012 and May 29, 2016, or the earlier of the employee's last day of employment.

     A summary of the status of the Company's stock option plan as of May 31, 2006, and May 31, 2005 and changes for the years then ended are as follows:

                                                               Weighted
                                                               Average
                                                               Exercise
                                                   Shares      Price
                                                   ----------  ----------
     Outstanding at May 31, 2004                      130,000        2.00
                    Granted                                 -           -
                    Exercised                          52,000        2.00
                    Forfeited                               -           -

     Outstanding at May 31, 2005                       78,000        2.00
                    Granted                            50,000        9.22
                    Exercised                          19,000        2.00
                    Forfeited                               -           -

     Outstanding at May 31, 2006                      109,000        5.31
                                                   ==========  ==========
     Exercisable at May 31, 2006 and May 31, 2005      59,000      78,000
                                                   ==========  ==========
     --------------------------------------------
     Weighted averaged remaining
         Contractual  life (in  years)  2000
         and 2006  plans at May 31, 2006
         and 1999 and 2000 plans at May 31, 2005         4.48        2.29
                                                   ==========  ==========

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.



                                    PART III

Item 9.  Directors and Executive Officers of the Registrant.

                                                                  Director
Name             Age  Principal Occupation                        Since
----             ---  --------------------                        -----
Gary W. Havener  65   President and Chief Executive Officer,
                      PHAZAR CORP; Sole Director Antenna
                      Products Corp., Phazar Antenna Corp.,
                      Tumche Corp. and Thirco, Inc.,
                      subsidiaries of
                      PHAZAR CORP; President, Tumche Corp.,
                      Thirco, Inc. and Sinan Corp.                January 1992

Clark D. Wraight 62   Vice President and Secretary, Treasurer,
                      PHAZAR CORP; President and General
                      Manager, Antenna Products Corp. and
                      Phazar Antenna Corp.; Vice President,
                      Tumche Corp. and Thirco, Inc.; Secretary/
                      Treasurer, Tumche Corp., Thirco, Inc.,
                      and Phazar Antenna Corp.                    October 1996

R. Allen Wahl    78   Independent Business Consultant and
                      Past President & COO of Valmont
                      Industries                                  October 1999

James Miles      63   Past Vice President and General Manager,
                      GTE Media Ventures; Past President,
                      Contel of California                        November 1999

James Kenney     65   Executive Vice President and Owner
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

         Mr. Miles served as Vice President and General Manager of GTE Media Ventures, a cable television design and operations company, from 1994 until 1999 and as President of Contel of California, a telecommunications company from 1984 until 1996. Mr. Miles was a Director of Desert Community Bank until 1994. Mr. Miles retired in 1999 and has been involved in personal financial activities for the past seven years.

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

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended May 31, 2006, all Section 16(a) filing requirements applicable to its officers, directors and ten-percent shareholders have been filed.

Item 10.  Executive Compensation.

Name and Principal Position    Annual Compensation
---------------------------    -------------------
President and CEO
                     Fiscal Year                       Other Annual
                     Ended May 31 Salary ($) Bonus ($) Compensation ($)
                     ------------ ---------- --------- ----------------
Gary W. Havener      2006         $0         $0        $     2,000(1)
                                                       $    98,000(2)

Gary W. Havener      2005         $0         $0        $     2,500(1)
                                                       $    98,000(2)

Gary W. Havener      2004         $0         $0        $     4,500(1)
                                                       $    98,000(2)

    (1)      PHAZAR CORP Director's Fee.
    (2)      Antenna Products Corp. Director's Fee

COMPENSATION OF DIRECTORS

Compensation for PHAZAR CORP Board members is set at $500 plus 200 shares of PHAZAR CORP common stock for each board meeting attended. A total of $2,000 and 800 shares was paid each to Gary W. Havener, Clark D. Wraight, R. Allen Wahl, James Kenney and James Miles in the fiscal year ended May 31, 2006.

Compensation for PHAZAR CORP audit committee members is set at $250 plus 100 shares of PHAZAR CORP common stock for each audit committee meeting attended. $1,250 and 500 shares were paid each to James Kenney, James Miles and R. Allen Wahl in the fiscal year ended May 31, 2006.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table set forth the beneficial ownership of the Company's Common Stock as of July 14, 2006, (a) by each director, (b) by the named executive officers, and (c) by all persons known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock and (d) all directors and executive officers as a group.

Name and Address                  Shares Owned Directly  Percent of
of Beneficial Owners (1)          and Indirectly         Class (2)
------------------------          ---------------------  ---------
Gary W. Havener   (3)
Sinan Corp.                       102,600                4.5%
P.O. Box 121697
Ft. Worth, TX 76121

R. Allen Wahl                       3,200                 .14%
13 Collinway Place
Dallas, TX 75230

Clark D. Wraight
Antenna Products Corporation       64,400                2.82%
101 S.E. 25th Ave.
Mineral Wells, TX 76067

James Miles                         3,300                .14%
420 Private Rd. 52363
Pittsburg, TX 75686

James Kenney                        2,500                .11%
5949 Sherry Lane, Suite 960
Dallas, TX 75225

All directors and officers        176,000               7.71%
of PHAZAR CORP
as a group (Five Persons)

     (1) The persons named herein have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and subject to the Texas laws for personal holding companies, as applicable.

     (2) Based on total outstanding shares of 2,281,828 as of July 14, 2006

     (3) Sinan Corp., wholly owned by Mr. Havener and his children, owns of record 100,000 of these shares representing 4.38% of the total outstanding shares. Mr. Havener as President of Sinan Corp. has sole voting and investment power with respect to all shares of common stock shown as beneficially owned by Sinan Corp.

Item 12. Certain Relationships and Related Transactions.

None

Item 13.  Exhibits and Reports on Form 8-K.

(a)      The following documents are filed as part of this report:

     1. Financial Statements. The following consolidated statements of PHAZAR CORP and subsidiaries and related notes are presented in Item 7:

             Consolidated Balance Sheets - May 31, 2006, and 2005

             Consolidated Statements of Operations - Years Ended May 31, 2006, and 2005

             Consolidated Statement of Shareholders' Equity -Years Ended May 31, 2006, and 2005

             Consolidated Statements of Cash Flows - Years Ended May 31, 2006, and 2005

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

             4.(ii) Loan Agreement  between  Antenna  Products  Corporation  and
                    Texas Bank, dated September 30, 1991, incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000, filed on February 20, 2004

             10.(b) BAE  SYSTEMS  Contract  dated  May 5, 2003  incorporated  by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2003, filed on February 20, 2004

                    BAE SYSTEMS Subcontract dated April 23, 2004 incorporated by reference to the like numbered exhibit in the registrant's annual report on Form 10-KSB for the fiscal year ended May 31, 2004, filed on August 6, 2004

                    Public Works and Government Services, Canada, Department of Defence, dated July 15, 2004 incorporated by reference to the like numbered exhibit in the registrant's quarterly report on Form 10-QSB for the fiscal quarter ended August 31, 2004, filed on October 5, 2004

                    BAE SYSTEMS Subcontract dated January 25, 2005, incorporated by reference to the registrant's Form 8-K filed on February 7, 2005

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

             15.    Independent Auditor's Report dated July 28, 2006.

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

                    On February 7, 2005, the registrant filed a Form 8-K for the purpose of disclosing the BAE SYSTEMS subcontract award granted to Antenna Products Corporation, a wholly owned subsidiary of PHAZAR CORP.

Item 14. Controls and Procedures.

As of May 31, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of May 31, 2006. There has not been any change in the Company's internal controls during the Company's last fiscal quarter that has materially affected or is reasonably likely to materially affect internal controls over financial reporting as of May 31, 2006.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  August 8, 2006

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

Signature                         Title                           Date
---------                         -----                           ----

/s/ Clark D. Wraight
-------------------------------   Principal Financial Officer     August 8, 2006
Clark D. Wraight                  and Principal Accounting Officer
                                  and Director

/s/ James Miles
-------------------------------   Director                        August 8, 2006
James Miles

/s/ James Kenney
-------------------------------   Director                        August 8, 2006
James Kenney

/s/ R. Allen Wahl
-------------------------------   Director                        August 8, 2006
R. Allen Wahl

                                  EXHIBIT INDEX


Exhibit 3.(ii) -  Registrant's  By Laws,  incorporated  by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000, filed on February 20, 2004

Exhibit 4.(ii) -  Loan Agreement between Antenna Products  Corporation and Texas
                  Bank, dated September 30, 1991 incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000, filed on February 20, 2004

Exhibit 10.(b)- BAE SYSTEMS Contract dated May 5, 2003 incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the year ended May 31, 2003, filed on February 20, 2004

                  BAE SYSTEMS Subcontract dated April 23, 2004, incorporated by reference to the like numbered exhibit in the registrant's annual report on Form 10-KSB for the fiscal year ended May 31, 2004, filed on August 6, 2004

                  Public Works and Government Services, Canada, Department of Defence, dated July 15, 2004, incorporated by reference to the like numbered exhibit in the registrant's quarterly report on Form 10-QSB for the fiscal quarter ended August 31, 2004, filed on October 5, 2004.

                  BAE SYSTEMS Subcontract dated January 25, 2005, incorporated by reference to the registrant's Form 8-K filed on February 7, 2005

                  BAE SYSTEMS Subcontract dated June 14, 2005, incorporated by reference to the like numbered exhibit in the Registrant's quarterly report on Form 10-QSB for the fiscal quarter ended August 30, 2005, filed on October 10, 2005

Exhibit 14.1- Code of Ethics and Business Conduct for the Senior Executive Officers and Senior Financial Officers incorporated by reference to the like numbered exhibit in the registrant's annual report on form 10-KSB for the fiscal year ended May 31, 2004, filed on August 6, 2004.

Exhibit 15. -     Independent Auditor's Report dated July 28, 2006

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

Exhibit 31.1 -    Rule  13a-14(a)/15d-14(a)  Certification  of  Chief  Executive
                  Officer

Exhibit 31.2 -    Rule  13a-14(a)/15d-14(a)  Certification  of  Chief  Financial
                  Officer

Exhibit 32.1 -    Section 1350 Certification

Exhibit 99.1 -    Nominating  Committee Charter  incorporated by referece to the like numbered exhibit in the Registrant's Form 8-K filed on November 7, 2005