Form 10QSB
period 2006-08-31
PHAZAR CORP
filed 2006-10-10
CIK 724267

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended August 31, 2006

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
       For the transition period from                to
                                      --------------    ---------------

         Commission file number 0-12866
                                -------


                                   PHAZAR CORP
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                         75-1907070
----------------------------------------------        -------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,283,128 as of August 31, 2006.

                          PHAZAR CORP AND SUBSIDIARIES

                              INDEX TO FORM 10-QSB
                                                                        PAGE
PART 1   FINANCIAL INFORMATION                                          NUMBER

 Item 1. Financial Statements for PHAZAR CORP and Subsidiaries

            Consolidated Balance Sheets -                                  3
            August 31, 2006 and May 31, 2006

            Consolidated Statements of Operations -                        5
            Three Months Ended August 31, 2006 and August 31, 2005

            Consolidated Statements of Cash Flows -                        6
            Three Months Ended August 31, 2006 and August 31, 2005

            Notes to Consolidated Financial Statements                     7

 Item 2. Management's Discussion and Analysis of                           15
         Financial Condition and Results of Operation

 Item 3. Controls and Procedures                                           18


PART II  OTHER INFORMATION

         Item 5.    Other Information                                      18

         Item 6.    Exhibits and Reports on Form 8-K                       19

                    Signatures                                             20

                    Certifications                                         23-27

Item 1.           Financial Statements

                          PHAZAR CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                  August 31, 2006 May 31, 2006
                                                    (Unaudited)    (Audited)
                                                   -------------  -------------
CURRENT ASSETS
  Cash and cash equivalents                        $  4,166,166   $  4,548,698
  Accounts receivable:
    Trade, net of allowance for
     doubtful accounts of $7,021
     as of August 31 and May 31, 2006                   522,559        436,576
    United States Government                            106,916         24,909
  Inventories                                         1,341,180      1,294,648
  Prepaid expenses and other assets                      85,878         76,249
  Income taxes receivable                               224,039        172,427
  Deferred income taxes                                  41,442         41,442
                                                   ------------   ------------
   Total current assets                               6,488,180      6,594,949

PROPERTY AND EQUIPMENT, NET                           1,139,657      1,168,620

IDENTIFIABLE INTANGIBLE ASSETS                              937          1,250
                                                   ------------   ------------
TOTAL ASSETS                                       $  7,628,774   $  7,764,819
                                                   ============   ============





The Notes to Consolidated Financial Statements are an integral part of these statements.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                  August 31, 2006 May 31, 2006
                                                    (Unaudited)    (Audited)
                                                   -------------  -------------
CURRENT LIABILITIES

  Accounts payable                                 $    110,944   $    182,792
  Accrued expenses                                      345,941        323,786
  Income tax payable                                          -              -
                                                   ------------   ------------
   Total current liabilities                            456,885        506,578
                                                   ------------   ------------
Deferred income taxes                                     3,809          3,809
                                                   ------------   ------------
   Total long-term liabilities                            3,809          3,809
                                                   ------------   ------------
   Total liabilities                                    460,694        510,387

COMMITMENTS AND CONTINGENCIES                                 -              -

SHAREHOLDERS' EQUITY

Preferred Stock, $1 par, 2,000,000
  shares authorized, none issued or
  outstanding, attributes to be
  determined when issued                                      -              -
Common stock, $0.01 par, 6,000,000
  shares authorized 2,283,128 and
  2,281,528 issued and outstanding                       22,832         22,816
 Additional paid in capital                           3,227,723      3,213,901
 Retained earnings                                    3,917,525      4,017,715
                                                   ------------   ------------
   Total shareholders' equity                         7,168,080      7,254,432
                                                   ------------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $  7,628,774   $  7,764,819
                                                   ============   ============





The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE PERIODS ENDED AUGUST 31, 2006 AND AUGUST 31, 2005
                                   (Unaudited)

                                                      Three Months Ended
                                              August 31, 2006  August 31, 2005
                                              ---------------  ---------------

Sales and contract revenues                   $    1,100,515   $    3,179,162
Cost of sales and contracts                          622,007        2,391,621
                                              --------------   --------------
   Gross Profit                                      478,508          787,541

Sales and administration expenses                    697,113           34,913
                                              --------------   --------------
   Operating Profit (loss)                          (218,605)         752,628

Other income
     Interest income                                  23,968           11,960
     Other income                                     42,837           22,411

                                              --------------   --------------
Total other income                                    66,805           34,371
                                              --------------   --------------
Income (loss) from operations
before income Taxes                                 (151,800)         786,999

Income tax provision (benefit)                       (51,612)         267,580
                                              --------------   --------------
Net income (loss)                             $     (100,188)         519,419
                                              ==============   ==============
Basic earnings (loss) per common share        $        (0.04)  $         0.23
                                              --------------   --------------
Diluted earnings (loss) per common share      $        (0.04)  $         0.22
                                              ==============   ==============






The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE PERIODS ENDED AUGUST 31, 2006 AND AUGUST 31, 2005
                                   (Unaudited)

                                                      Three Months Ended
                                              August 31, 2006  August 31, 2005
                                              ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                             $     (100,188)  $      519,419
 Adjustments to reconcile net income to
    net cash used in operating activities:
  Depreciation                                        28,963           30,522
  Amortization                                           313            1,250
  Stock based compensation                            13,837           31,494
  Changes in assets and liabilities:
    Accounts receivable                             (167,991)      (1,741,383)
    Inventory                                        (46,532)          64,050
    Prepaid expenses                                  (9,629)         (29,500)
    Accounts payable                                 (71,848)         432,508
    Accrued expenses                                  22,155         (137,118)
    Income taxes payable                             (51,612)         212,580
                                              --------------   --------------
 Net cash used in operating activities              (382,532)        (616,178)

CASH FLOWS FROM INVESTING ACTIVITIES:                      -                -

CASH FLOWS FROM FINANCING ACTIVITIES:                      -                -
                                              --------------   --------------
 Net decrease in cash and cash equivalents          (382,532)        (616,178)

CASH AND CASH EQUIVALENTS, beginning of
  period                                      $    4,548,698   $    2,677,523
                                              --------------   --------------
  CASH AND CASH EQUIVALENTS, end of period    $    4,166,166   $    2,061,345
                                              ==============   ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
    Cash paid during the period for:

      Interest (none capitalized)             $            -   $            -
                                              ==============   ==============
      Income taxes paid                       $            -   $       55,000
                                              ==============   ==============
SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES

 Stock Based Compensation                     $       13,837   $       31,494
                                              ==============   ==============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                                     PART 1

NOTE 1   STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 31, 2006, the results of operations for the three months ended August 31, 2006 and August 31, 2005, and the cash flows for the three months ended August 31, 2006 and August 31, 2005. These results have been determined on the basis of United States generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's audited financial statements for its fiscal year ended May 31, 2006.

Earnings per share are computed by dividing net income available for common stock by the weighted average number of common shares outstanding during the year. Weighted average shares outstanding were 2,282,032 and 2,256,493 for the three months ended August 31, 2006 and 2005, respectively. Stock options outstanding at August 31, 2006 were not included in earnings per share because their effect would be anti-dilutive.

Dilutive effect of stock options outstanding for the period ended August 31, 2005, is computed as follows:

                                                                August 31, 2005

Numerator:
  Net income                                                    $      519,419
                                                                --------------
  Numerator for basic and diluted earnings per share                   519,419

Denominator:
  Weighted-average shares outstanding-basic                          2,256,493

Effect of dilutive securities:
  Stock options                                                         70,716
                                                                --------------
Dilutive potential common shares                                        70,716
                                                                --------------

  Denominator for diluted earning per
  share-weighted-average shares                                      2,327,209
                                                                ==============
      Basic earnings per share                                  $         0.23
                                                                ==============
      Diluted earnings per share                                $         0.22
                                                                ==============

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standard (SFAS) No. 123 (revised 2004), Share Based Payment (SFAS 123(R)), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires all share-based payment to employees, including grants of employee stock options, to be recognized in the income statement based in their fair values at the time of the grant.

SFAS 123(R) permits public companies to adopt its requirement using one of two methods: 1) a "modified Prospective" method in which compensation cost is recognized beginning with the effective date. 2) a "modified retrospective" method which includes the requirements of the modified prospective method, but also permits entities to restate based on the amounts previously recognized under SFAS 123. The Company adopted SFAS 123(R) based on the modified prospective method effective June 1, 2006. Stock-based compensation amounts for the three months ended August 31, 2006 were not material.

SFAS 123(R) also requires that the benefits associated with the tax deductions in excess of recognized compensation cost will be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financial cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.

In the prior year, the Company accounted for stock based compensation arrangement under APB Opinion No. 25, which required compensation cost to be measured at the date of grant based on the intrinsic value of the options granted. In fiscal year 2006, the Board approved options to purchase 50,000 share of common stock at $9.22 per share to an employee which was also the market price of the common stock on that date. Share based employee compensation cost, net of related tax effects, were not material for the three month period ended August 31, 2006. No share based employee compensation was recognized for the three month period ended August 31, 2005, under the intrinsic method and none would have been recognizable under the fair value method.

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

The majority of Antenna Products Corporation's revenues come from fixed-price contracts, secured through a bidding process, for particular, custom ordered antenna production systems that Antenna Products Corporation builds according to the specifications of the customer. Except for inventory of standard products including small antennas, accessories and some towers in the amount of $278,335 at August 31, 2006, Antenna Products Corporation does not build and inventory equipment for future off the shelf sales. The sales volume for a particular antenna or antenna system is, therefore, a function of the fixed price contracts for build to order antennas or systems awarded to Antenna Products Corporation. However, a general product sales breakdown for fiscal year ended May 31, 2006 and the three months ended August 31, 2006, as a percentage of total sales are, as follows:

                                      For fiscal year     For three months
                                      ended May 31, 2006  ended August 31, 2006
                                      ------------------  ---------------------

Antenna Sales                                  8%                   0%

Shipboard Equipment Sales                      1%                   0%

Instrument Landing System Sales                6%                  20%

Collinear Antenna Sales                       10%                  18%

Tower Sales                                    4%                   4%

Mast Sales                                     0%                   1%

Spares and Accessories Sales                  12%                  22%

Commercial Antenna Sales                       9%                  17%

BAE SYSTEMS Sales                             50%                  18%

Antenna Products Corporation's customer base is primarily government and government prime contractor focused, but this is slowly changing as Antenna Products Corporation continues to develop and market new commercial products. Antenna Products Corporation's market is international in scope. Antenna Products Corporation currently focuses on developing domestic markets and has a limited amount of foreign sales. The specialized need of Antenna Products Corporation's customers and the technology required to meet those needs change constantly. Accordingly, Antenna Products Corporation stresses its engineering, installation, service and other support capabilities. Antenna Products Corporation uses its own sales and engineering staff to service its principal markets. Some of Antenna Products Corporation's contracts are large relative to total annual sales volume and therefore the composition of the customer base is different year to year. In 2006, BAE SYSTEMS was the single largest customer, and accounted for 50% of the sales volume. The United States Government was the second largest customer and accounted for 11% of total sales. Thales ATM was the third largest customer and accounted for 5% of total sales. Orders for equipment in some of these product categories are in backlog and, therefore, BAE SYSTEMS, Thales ATM, and the U.S. Government are expected to be major clients again in 2007.

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

As discussed above, Antenna Products Corporation is primarily a build-to-order company and most manufacturing requirements are established on a contract basis. For this reason, the majority of the inventory is work in process. Approximately 21% of total inventory, $278,335 is currently maintained in stock for delivery to customers. Some raw materials are also inventoried to support customer delivery schedules. Antenna Products Corporation performs work for the United States Government primarily under fixed-price prime contracts and subcontracts. Under fixed-price contracts, Antenna Products Corporation realizes any benefit or detriment occasioned by lower or higher costs of performance.

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

Antenna Products Corporation plans to reinvest from 2% to 5% of sales in research and development projects, and bid and proposal activities. The mix of expenditures between the two areas in any given year is a function of the demand for new independently developed innovative systems and the level of requirements solicited. In 2006 Antenna Products Corporation invested 3.9% of sales in independent research and development (R&D) and bid and proposal activities (B&P). The level of expenditures for R&D and B&P as a ratio to sales in the first three months of 2007 was 10.3% of sales. Antenna Products Corporation does not consider patents to be material to its operations nor would the loss of any patents adversely affect operations.

Tumche Corp.

Tumche Corp is a wholly owned subsidiary of PHAZAR CORP. It has no sales or operations.

Phazar Antenna Corp.

Phazar Antenna Corp. is a wholly owned subsidiary of PHAZAR CORP. It was formed as a Delaware corporation and activated on June 1, 2000. Phazar Antenna Corp. operates as a marketing, research and development unit.

Phazar Antenna Corp. provides a complete line of commercial wireless fixed and mobile antennas for ISM (instrument scientific medical), wireless Internet, wireless LAN, wireless local loop, fixed GPS, MMDS (fixed wireless) and WiMax market applications. This product line compliments Antenna Products Corporation's existing product lines of cellular, PCS, paging, ISM and AMR (automatic meter reading), omni-directional and sector wireless antennas. Phazar Antenna Corp. sales for the three months ended August 31, 2006, amount to approximately 17% of total sales. We expect that for fiscal year ended May 31, 2007 this percentage will increase as new antennas are added to the commercial wireless product lines. The Phazar Antenna Corp. commercial wireless product lines are manufactured at Antenna Products Corporation's plant in Mineral Wells, Texas.

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

Backlog

The backlog of orders at Antenna Products Corporation was $1.6 million on August 31, 2006. This compares to $1.2 million in backlog at the end of fiscal year 2006. Over 90% of this backlog will be delivered in the balance of the 2007 fiscal year.

Phazar Antenna Corp. orders are normally shipped within 2 weeks; hence Phazar Antenna Corp. backlog of orders was negligible on August 31, 2006.

NOTE 3   BUSINESS SEGMENTS

PHAZAR CORP operates in one business segment.

NOTE 4   INVENTORIES

The major components of inventories are as follows:

                                            August 31, 2006   May 31, 2006
                                            ---------------  ---------------
         Raw materials                      $      487,959   $      466,001
         Work in process                           574,886          516,251
         Finished goods                            278,335          312,396
                                            --------------   --------------
         Total inventories                  $    1,341,180   $    1,294,648
                                            ==============   ==============

NOTE 5   NOTES PAYABLE

At August 31, 2006, and May 31, 2006 notes payable consist of a revolving note payable to a bank, with a maximum amount not to exceed the lesser of $1,000,000 or a calculated borrowing base determined by a formula based upon the amount of certain qualified receivables and inventories as defined in the loan agreement. The amount available under the revolving note at August 31, 2006 and May 31, 2006 was $1,000,000.

Interest is payable monthly at the prime rate (8.25% and 8.0% at August 31, 2006, and May 31, 2006, respectively) until September 26, 2006, when any unpaid principal and interest shall be due. Borrowings under the revolving note payable are collateralized by accounts receivable and inventories. Under the agreement, the Company must maintain a minimum net worth of $2,000,000 and working capital of $1,000,000.

NOTE 6   LONG TERM DEBT

At August 31, 2006, and May 31, 2006, PHAZAR CORP had no long-term debt.

NOTE 7   NEW ACCOUNTING PRONOUNCEMENTS

In May, 2005, the Financial Accounting Standards Board (FASB) issued revised Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting changes and Error Corrections," a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement applies to all voluntary changes in accounting principle, and requires retrospective application to prior periods' financial statements for changes in accounting principle. SFAS No. 154 is effective for the company in fiscal year 2007.

In October, 2005, the FASB issued Staff Position (FSP) 13-1, "Accounting for Rental Costs Incurred during a Construction Period." The guidance requires that the rental cost for ground or building operating leases during the construction period be recognized as rental expenses. The guidance permits either retroactive or prospective treatment for periods beginning after December 15, 2005. The Company will prospectively adopt FSP 13-1 starting in fiscal year 2007 and does not anticipate that the adoption of FSP 13-1 will have a material impact on the Company's financial statements.

In July, 2006, the FASB issued Interpretation (FIN) 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" FIN 48, prescribes a recognition threshold and measurement attribute for tax positions. The Company is required to adopt FIN 48 at the beginning of fiscal year 2008 and is in the process of determining any potential impact to the financial statements

NOTE 8   STOCK OPTIONS

In 2000, the Board approved options to purchase 75,000 shares of common stock at $2.00 per share to an employee of the Company, of which 16,000 shares have been exercised. The options expire the earlier of November 20, 2007, or the employee's last day of employment.

On May 30, 2006, the Board approved options to purchase 50,000 shares of common stock at $9.22 per share to an employee of the Company. Options are exercisable pro-rata over the next five years. No shares have been exercised. The options expire between May 29, 2012 and May 29, 2016, or the earlier of the employee's last day of employment.

In the first quarter of 2007, the Board did not grant any stock options.

A summary of the status of the Company's stock option plans as of August 31, 2006, and May 31, 2006, and changes for the 2 periods then ended are as follows:

                                                              Weighted
                                                              Average
                                                              Exercise
                                                 Shares       Price
                                                 ----------   ----------
         Outstanding at May 31, 2005                 78,000         2.00
                        Granted                      50,000            -
                        Exercised                    19,000         2.00
                        Forfeited                         -            -
                                                 ----------   ----------
         Outstanding at May 31, 2006                109,000         2.00
                        Granted                           -         9.22
                        Exercised                         -         2.00
                        Forfeited                         -            -
                                                 ----------   ----------
         Outstanding at August 31, 2006             109,000         5.31
                                                 ==========   ==========
         Exercisable at August 31, 2006
                       and May 31, 2006              59,000       59,000
                                                 ==========   ==========
         -------------------------------------------------

         Weighted averaged remaining
           Contractual  life (in  years)
           2000 and  2006  plans at
           August 31, 2006 and May 31, 2006            4.23         4.48
                                                 ==========   ==========

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

PHAZAR CORP is primarily a build to order company. As such, most United States government and commercial orders are negotiated firm fixed-price contracts. PHAZAR CORP's sales to major customers at May 31, 2006 as a percentage of total sales were BAE SYSTEMS, 50%, Government 11% and Thales ATM, Inc (a prime contractor to the Federal Aviation Administration for Instrument Landing Systems) 5%.

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

Results of Operations

First Quarter Ended August 31, 2006, Compared to First Quarter Ended August 31, 2005

PHAZAR CORP's consolidated sales from operations were $1,100,515 for the quarter ended August 31, 2006 compared to sales of $3,179,162 for the first quarter ended August 31, 2005. PHAZAR CORP recorded a net loss of $100,188 for the first quarter of fiscal year 2007 compared to a net profit of $519,419 for the first quarter of fiscal year 2006.

PHAZAR CORP's sales and income decreased in the first quarter of fiscal year 2007 due to the slow down in United States Government spending for the antennas and towers PHAZAR CORP provides to U.S. Government military and civil agencies.

In the first  quarter  of fiscal  year  2007  PHAZAR  CORP  began  meeting  with companies in the energy sector to promote PHAZAR CORP's manufacturing capabilities. PHAZAR CORP has been approved by one company as a light to medium manufacturer and has started building oil field equipment subassemblies in accordance with customer specifications.

Cost of sales and contracts for the operations were $622,007 for the quarter ended August 31, 2006 compared to $2,391,621 for the first quarter ended August 31, 2005. The gross profit margin for the first quarter of fiscal year 2007 was 43% compared to 25% for the first quarter of last year. The increase in gross profit margin is due to the mix of products sold in the quarter. Sales and administration expenses were higher in the first quarter of fiscal year 2007, $697,113 versus $34,913 in the first quarter of fiscal year 2006 due to lower sales. Sales and administration expenses as a ratio to sales were 63% in the first quarter of this year compared to 1% in the same period last year. Sales and administration expenses increased when charges to overhead accounts increased and labor charges to contract work orders decreased. PHAZAR CORP's operating margin for the first quarter of fiscal year 2007 was -20% compared to 24% in the first quarter of fiscal year 2006.

Discretionary product development spending was $90,221, or 8.2% of sales, compared to $78,064, or 2.5% of sales for the comparable period last year. The increase in discretionary product development was required to develop new wireless antennas for commercial and military applications.

PHAZAR CORP's backlog totaled $1.6 million on August 31, 2006. PHAZAR CORP's backlog totaled $3.7 million on August 31, 2005.

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

Liquidity and Capital Resources

Funds generated from operations are the major internal sources of liquidity and are supplemented by funds derived from capital markets, principally bank facilities. PHAZAR CORP has a $1.0 million revolving demand line of credit with a bank. The credit line is regulated under a borrowing base formula using inventories and accounts receivable as collateral. The interest rate is established as Wall Street prime and is subject to a loan agreement with restrictive covenants. The most restrictive financial covenant requires PHAZAR CORP to maintain $2.0 million in tangible net worth and Antenna Products Corporation to maintain $1.0 million of working capital. At August 31, 2006 PHAZAR CORP had a tangible net worth of $7.2 million and Antenna Products had working capital of $3.0 million. As of August 31, 2006 Antenna Products Corporation had drawn $0 of the $1.0 million line of credit with $1.0 million of the borrowing base available and unused. The revolving credit line agreement is renewable on September 26, 2006. PHAZAR CORP anticipates renewal of this credit line with a $1.0 million limit. PHAZAR CORP believes that its cash and the credit available at August 31, 2006 is sufficient to fund the Company's operations for at least 12 months.

Management of the operating subsidiaries evaluate the facilities and review equipment requirements for existing and projected contracts on a regular basis. An annual capital plan is generated by management and submitted to the Board of Directors for review and approval. In fiscal year 2006 capital expenditures for new and replacement equipment totaled approximately $0. In the first three months of fiscal year 2007 capital expenditures for new and replacement equipment totaled approximately $0. The Company anticipates that the existing facilities and equipment are adequate to handle the projected business in fiscal year 2006 and intends to limit the 2007 capital program to less than $150,000 for improvements and new equipment.

At August 31, 2006, PHAZAR CORP had cash and cash equivalents of $4,166,166. Deferred revenue at August 31, 2006 is $0.

The increase in accounts receivable to $629,475 at August 31, 2006 from $461,485 at May 31, 2006 is due primarily to the recent sales to Thales ATM, Inc. (a prime contractor to the Federal Aviation Administration for instrument landing systems). The Company continues to be judicious to maximize its return on cash while looking for other opportunities. Interest income and other income totaled $66,805 at August 31, 2006 compared to $34,371 at August 31, 2005. The backlog of orders was $1.6 million on August 31, 2006 compared to $1.2 million at year-end due to an increase in orders from the Unites States Government. Based on the number of inquiries received in the first quarter of FY2007, sales of products including instrument landing systems and commercial wireless antennas are expected to improve in the second quarter. The decrease in accounts payable to $110,944 at August 31, 2006 from $182,792 at May 31, 2006 reflects the lower sales volume in the first quarter of FY2007. Inventories increased to $1,341,180 at August 31, 2006 from $1,294,648 at May 31, 2006 due to the normal completion and shipment of orders to customers.

Due to the net loss and the increase in accounts receivable in the first quarter, cash used in the operating activities in the three months ended August 31, 2006 was $382,532 compared to $616,178 used in continuing operations for the same time period in 2005. $110,188 of the cash used in operating activities at August 31, 2006 represented PHAZAR CORP's net loss compared to $519,419 net income at August 31, 2005.

Cash was not used in investing activities in the three months ended August 31, 2006 and 2005.

Cash was not provided by financing activities in the three months ended August 31, 2006 and 2005.

Item 3.  Controls and Procedures

As of August 31, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of August 31, 2006. There has not been any change in the Company's internal control during the Company's last fiscal quarter that has materially affected or is reasonably likely to materially affect internal controls over financial reporting as of August 31, 2006.

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


                                   PHAZAR CORP




Date:  October 9, 2006         /s/ Clark D. Wraight
                               --------------------------------------------
                               Clark D. Wraight, Principal Financial Officer
                               and Principal Accounting Officer

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