Form 10QSB
period 2006-11-30
PHAZAR CORP
filed 2007-01-11
CIK 724267

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB

(Mark One)
[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 For the quarterly period ended November 30, 2006

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from                to
                                        --------------    ---------------


          Commission file number 0-12866
                                 -------



                                   PHAZAR CORP
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


        Delaware                                             75-1907070
 --------------------------------------------            ------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,284,828 as of December 31, 2006.

                          PHAZAR CORP AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB

                                                                     PAGE
PART 1  FINANCIAL INFORMATION                                        NUMBER

        Item 1. Financial Statements for PHAZAR CORP and Subsidiaries

                Consolidated Balance Sheets -                             3
                November 30, 2006 and May 31, 2006

                Consolidated Statements of Operations-                    5
                Three  Months  Ended  November  30, 2006 and
                November 30, 2005 Six Months Ended  November
                30, 2006 and November 30, 2005

                Consolidated Statements of Cash Flows-                    6
                Six Months Ended November 30, 2006 and
                November 30, 2005

                Notes to Consolidated Financial Statements                7

        Item 2. Management's Discussion and Analysis of                   14
                Financial Condition and Results of Operation

        Item 3. Controls and Procedures                                   19

PART II OTHER INFORMATION

        Item 5. Other Information                                         19

        Item 6. Exhibits and Reports on Form 8-K                          19

                Signatures                                                20

                Certifications

Item 1.  Financial Statements

                          PHAZAR CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                    November          May
                                                    30, 2006       31, 2006
                                                   (Unaudited)     (Audited)
                                                  -------------  -------------
CURRENT ASSETS:
 Cash and cash equivalents                        $   4,217,348  $   4,548,698
 Accounts receivable:
    Trade, net of allowance for doubtful
     accounts of $7,021 as of November
     30 and May 31, 2006                                643,538        436,576
    United States Government                            204,063         24,909
 Inventories                                          1,568,147      1,294,648
 Prepaid expenses and other assets                       70,025         76,249
 Income taxes receivable                                143,470        172,427
 Deferred income taxes                                   53,230         41,442
                                                  -------------  -------------
 Total current assets                                 6,899,821      6,594,949

 PROPERTY AND EQUIPMENT, NET                          1,110,691      1,168,620

 IDENTIFIABLE INTANGIBLE ASSETS                             625          1,250
                                                  -------------  -------------
 TOTAL ASSETS                                     $   8,011,137  $   7,464,819
                                                  =============  =============



The Notes to Consolidated Financial Statements are an integral part of these statements.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                    November          May
                                                    30, 2006       31, 2006
                                                   (Unaudited)     (Audited)
                                                  -------------  -------------
CURRENT LIABILITIES

  Accounts payable                                $     188,235  $     182,792
  Accrued expenses                                      387,399        323,786
                                                  -------------  -------------
   Total current liabilities                            575,634        506,578
                                                  -------------  -------------
   Deferred income taxes                                  3,809          3,809
                                                  -------------  -------------
    Total long-term liabilities                           3,809          3,809
                                                  -------------  -------------
     Total liabilities                                  579,443        510,387

COMMITMENTS AND CONTINGENCIES                                 -              -

SHAREHOLDERS' EQUITY

Preferred Stock, $1 par, 2,000,000 shares
  authorized, none issued or outstanding,
  attributes to be determined when issued                     -              -
Common stock, $0.01 par, 6,000,000 shares
  authorized 2,284,828 and 2,281,528
  issued and outstanding                                 22,849         22,816
 Additional paid in capital                           3,285,602      3,213,901
 Retained earnings                                    4,123,243      4,017,715
                                                  -------------  -------------
    Total shareholders' equity                        7,431,694      7,254,432
                                                  -------------  -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $   8,011,137  $   7,764,819
                                                  =============  =============




The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE PERIODS ENDED NOVEMBER 30, 2006 AND 2005
                                   (Unaudited)

                                       Six Months Ended        Three Months Ended
                                  Nov 30, 2006 Nov 30, 2005 Nov 30, 2006 Nov 30, 2005
                                  ------------ ------------ ------------ ------------
Sales and contract revenues       $ 2,704,366  $ 6,944,509  $ 1,603,851  $ 3,765,347
Cost of sales and contracts         1,433,723    4,771,205      811,716    2,379,584
                                  -----------  -----------  -----------  -----------
   Gross Profit                     1,270,643    2,173,304      792,135    1,385,763

Sales and administration expenses   1,220,160      385,317      523,047      350,404
                                  -----------  -----------  -----------  -----------
   Operating Profit                    50,483    1,787,987      269,088    1,035,359

Other income

    Interest income                    36,391       27,598       12,423       15,638
    Other Income                       52,670       30,161        9,833        7,750
                                  -----------  -----------  -----------  -----------
Total other income                     89,061       57,759       22,256       23,388
                                  -----------  -----------  -----------  -----------
Income from operations
    before income taxes               139,544    1,845,746      291,344    1,058,747

Income tax provision                   34,016      627,554       85,628      359,974
                                  -----------  -----------  -----------  -----------
Net income                        $   105,528  $ 1,218,192  $   205,716  $   698,773
                                  ===========  ===========  ===========  ===========
Basic earnings per common share   $      0.05  $      0.54  $      0.09  $      0.31
                                  ===========  ===========  ===========  ===========
Diluted earnings per common share $      0.05  $      0.52  $      0.09  $      0.30
                                  ===========  ===========  ===========  ===========


The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 2006 AND 2005
                                   (Unaudited)
                                                         Six Months Ended
                                                       November     November
                                                       30, 2006     30, 2005
                                                     -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $   105,528  $  1,218,192
 Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
  Depreciation                                            57,929        57,976
  Amortization                                               625         2,500
  Stock based compensation                                71,734        45,721
  Changes in assets and liabilities:
   Accounts receivable                                  (386,116)     (909,869)
   Inventory                                            (273,499)      742,990
   Prepaid expenses                                        6,224       (14,151)
   Deferred income taxes                                 (11,788)            -
   Accounts payable                                        5,443         1,917
   Accrued expenses                                       63,613       (32,835)
   Income taxes receivable                                28,957       (27,447)
                                                     -----------  ------------
 Net cash provided by (used in) operating activities    (331,350)    1,084,996
                                                     -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:                          -             -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from excise of stock options                        -         8,000
                                                     -----------  ------------
 Net increase (decrease) in cash and cash equivalents   (331,350)    1,092,996

  CASH AND CASH EQUIVALENTS, beginning of period       4,548,698     2,677,523
                                                     -----------  ------------
  CASH AND CASH EQUIVALENTS, end of period           $ 4,217,348  $  3,770,519
                                                     ===========  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:

    Interest (none capitalized)                      $         -  $          -
                                                     ===========  ============
    Income taxes paid                                $         -  $    600,000
                                                     ===========  ============
SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES

 Stock Based Compensation                            $    71,734  $     45,721
                                                     ===========  ============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                                     PART 1


NOTE 1   STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 2006, the results of operations for the six months ended and three months ended November 30, 2006 and November 30, 2005, and the cash flows for the six months ended November 30, 2006 and November 30, 2005. These results have been determined on the basis of United States generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's audited financial statements for its fiscal year ended May 31, 2006.

Earnings per share are computed by dividing net income available for common stock by the weighted average number of common shares outstanding during the year. Weighted average shares outstanding were 2,282,992 and 2,258,003 for the six months ended November 30, 2006 and November 30, 2005, respectively.

Dilutive effect of stock options outstanding for the period ended November 30, 2006, and November 30, 2005 are computed as follows:

                                                       November      November
                                                       30, 2006      30, 2005
Numerator:                                           ------------  ------------
  Net income                                         $    105,528  $  1,218,192
                                                     ------------  ------------
  Numerator for basic and diluted earnings per share      105,528     1,218,192

Denominator:
  Weighted-average shares outstanding-basic             2,282,992     2,258,003

Effect of dilutive securities:
  Stock options                                            28,437        68,763
                                                     ------------  ------------
Dilutive potential common shares                           28,437        68,763
                                                     ------------  ------------
  Denominator for diluted earning per
  share-weighted-average shares                         2,311,429     2,326,766
                                                     ============  ============
  Basic earnings per share                           $       0.05  $       0.54
                                                     ============  ============
  Diluted earnings per share                         $       0.05  $       0.52
                                                     ============  ============

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

SFAS 123(R) permits public companies to adopt its requirement using one of two methods: 1) a "modified Prospective" method in which compensation cost is recognized beginning with the effective date. 2) a "modified retrospective" method which includes the requirements of the modified prospective method, but also permits entities to restate based on the amounts previously recognized under SFAS 123. The Company adopted SFAS 123(R) based on the modified prospective method effective June 1, 2006. Stock-based compensation amounts recognized under SFAS 123(R) in the six months ended November 30, 2006 were approximately $31,671.

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

In the prior year, the Company accounted for stock based compensation arrangement under APB Opinion No. 25, which required compensation cost to be measured at the date of grant based on the intrinsic value of the options granted. In fiscal year 2006, the Board approved options to purchase 50,000 share of common stock at $9.22 per share to an employee which was also the market price of the common stock on that date. Share based employee compensation cost of $31,671, net of related tax effects of $11,788, was recognized for the six month period ended November 30, 2006. No share based employee compensation was recognized for the six month period ended November 30, 2005, under the intrinsic method, and none would have been recognizable under the fair value method.


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

The majority of Antenna Products Corporation's revenues come from fixed-price contracts, secured through a bidding process, for particular, custom ordered antenna production systems that Antenna Products Corporation builds according to the specifications of the customer. Except for inventory of standard products including small antennas, accessories and some towers in the amount of $267,105 at November 30, 2006, Antenna Products Corporation does not build and inventory equipment for future off the shelf sales. The sales volume for a particular antenna or antenna system is, therefore, a function of the fixed price contracts for build to order antennas or systems awarded to Antenna Products Corporation. However, a general product sales breakdown for fiscal year ended May 31, 2006 and the six months ended November 30, 2006, as a percentage of total sales are, as follows:

                                    For fiscal year     For six months
                                    ended May 31, 2006  ended November 30, 2006
                                    ------------------  -----------------------

Antenna Sales                                   8%                   3%

Shipboard Equipment Sales                       1%                   6%

Instrument Landing System Sales                 6%                  16%

Collinear Antenna Sales                        10%                  26%

Tower Sales                                     4%                   7%

Mast Sales                                      0%                   0%

Spares and Accessories Sales                   12%                  20%

Commercial Antenna Sales                        9%                  14%

BAE SYSTEMS Sales                              50%                   8%

Antenna Products Corporation's customer base is primarily government and government prime contractor focused, but this is slowly changing as Antenna

Products Corporation continues to develop and market new commercial products. Antenna Products Corporation's market is international in scope. Antenna Products Corporation currently focuses on developing domestic markets and has a limited amount of foreign sales. The specialized need of Antenna Products Corporation's customers and the technology required to meet those needs change constantly. Accordingly, Antenna Products Corporation stresses its engineering, installation, service and other support capabilities. Antenna Products Corporation uses its own sales and engineering staff to service its principal markets. Some of Antenna Products Corporation's contracts are large relative to total annual sales volume and therefore the composition of the customer base is different year to year. In 2006, BAE SYSTEMS was the single largest customer, and accounted for 50% of sales volume. The United States Government was the second largest customer and accounted for 11% of total sales. Thales ATM was the third largest customer and accounted for 5% of total sales. Orders for equipment in some of these product categories are pending or in backlog and, therefore, BAE SYSTEMS, Thales ATM, and the United States Government are expected to be major clients again in 2007.

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

As discussed above, Antenna Products Corporation is primarily a build-to-order company and most manufacturing requirements are established on a contract basis. For this reason, the majority of the inventory is work in process. Approximately 17% of total inventory, $267,105 is currently maintained in stock for delivery to customers. Some raw materials are also inventoried to support customer delivery schedules. Antenna Products Corporation performs work for the United States Government primarily under fixed-price prime contracts and subcontracts. Under fixed-price contracts, Antenna Products Corporation realizes any benefit or detriment occasioned by lower or higher costs of performance.

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

Antenna Products Corporation plans to reinvest from 2% to 5% of sales in research and development projects, and bid and proposal activities. The mix of expenditures between the two areas in any given year is a function of the demand for new independently developed innovative systems and the level of requirements solicited. In 2006 Antenna Products Corporation invested 3.9% of sales in independent research and development (R&D) and bid and proposal activities (B&P). The level of expenditures for R&D and B&P as a ratio to sales in the first six months of 2006 was 10.3% of sales. Antenna Products Corporation does not consider patents to be material to its operations nor would the loss of any patents adversely affect operations.

Tumche Corp.

Tumche Corp is a wholly owned subsidiary of PHAZAR CORP. It has no sales or operations.

Phazar Antenna Corp.

Phazar Antenna Corp. is a wholly owned subsidiary of PHAZAR CORP. It was formed as a Delaware corporation and activated on June 1, 2000. Phazar Antenna Corp. operates as a marketing, research and development unit.

Phazar Antenna Corp. provides a complete line of commercial wireless fixed and mobile antennas for ISM (instrument scientific medical), wireless Internet, wireless LAN, wireless local loop, fixed GPS, MMDS (fixed wireless) and WiMax market applications. This product line compliments Antenna Products Corporation's existing product lines of cellular, PCS, paging, ISM and AMR (automatic meter reading), omni-directional and sector wireless antennas. Phazar Antenna Corp sales for the six months ended November 30, 2006 amount to approximately 14% of total sales. We expect that for fiscal year ended May 31,

2007 this percentage will increase as new antennas are added to the commercial wireless product lines. The Phazar Antenna Corp. commercial wireless product lines are manufactured at Antenna Products Corporation's plant in Mineral Wells, Texas.

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

Backlog

The combined backlog of orders at Antenna Products Corporation and Phazar Antenna Corp. was $2.6 million on November 30, 2006. This compares to $1.6 million in backlog on November 30, 2005. Over 64% of the $2.6 million in backlog will be delivered in the balance of the 2007 fiscal year.


NOTE 3   BUSINESS SEGMENTS

PHAZAR CORP operates in one business segment.


NOTE 4   INVENTORIES

The major components of inventories are as follows:

                                   November 30, 2006     May 31, 2006
                                   -----------------   -----------------
   Raw materials                   $         549,914   $         466,001
   Work in process                           751,128             516,251
   Finished goods                            267,105             312,396
                                   -----------------   -----------------
                                   $       1,568,147   $       1,294,648
                                   =================   =================


NOTE 5   NOTES PAYABLE

At November 30, 2006, and May 31, 2006, notes payable consist of a revolving note payable to a bank, with a maximum amount not to exceed the lesser of $1,000,000 or a calculated borrowing base determined by a formula based upon the amount of certain qualified receivables and inventories as defined in the loan agreement. The amount available under the revolving note at November 30, 2006 and May 31, 2006 was $1,000,000.

Interest is payable monthly at the prime rate (8.25% and 8.0% at November 30, 2006, and May 31, 2006 respectively) until September 30, 2008, when any unpaid principal and interest shall be due. Borrowings under the revolving note payable are collateralized by accounts receivable and inventories. Under the agreement, the Company must maintain a minimum net worth of $2,000,000 and working capital of $1,000,000.


NOTE 6   LONG TERM DEBT

At November 30, 2006, and May 31, 2006, PHAZAR CORP had no long-term debt.


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

In October, 2005, the FASB issued Staff Position (FSP) 13-1, "Accounting for Rental Costs Incurred during a Construction Period." The guidance requires that the rental cost for ground or building operating leases during the construction period be recognized as rental expenses. The guidance permits either retroactive or prospective treatment for periods beginning after December 15, 2005. The Company adopted FSP 13-1 during fiscal year 2007 and it did not have a material impact on the Company's financial statements.

In July, 2006, the FASB issued Interpretation (FIN) 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" FIN 48, prescribes a recognition threshold and measurement attribute for tax positions. The Company is required to adopt FIN 48 at the beginning of fiscal year 2008 and is in the process of determining any potential impact to the financial statements.


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

In the first six months of 2007, the Board did not grant any stock options.

A summary of the status of the Company's stock option plans as of November 30, 2006, and May 31, 2006, and changes for the 2 periods then ended are as follows:

                                                                    Weighted
                                                                    Average
                                                                    Exercise
                                                         Shares       Price
                                                        ---------  -----------
Outstanding at May 31, 2005                                78,000         2.00
          Granted                                          50,000         9.22
          Exercised                                        19,000         2.00
          Forfeited                                             -            -
                                                        ---------
Outstanding at May 31, 2006                               109,000         5.31
          Granted                                               -            -
          Exercised                                             -            -
          Forfeited                                             -            -
                                                        ---------  -----------
Outstanding at November 30, 2006                          109,000         5.31
                                                        =========  ===========
Exercisable at November 30, 2006 and May 31, 2006          59,000       59,000
                                                        =========  ===========
------------------------------------------------------
Weighted averaged remaining
    Contractual life (in years) 2000 and 2006 plans at
     November 30, 2006 and May 31, 2006                      3.98         4.48
                                                        =========  ===========





                          PHAZAR CORP AND SUBSIDIARIES


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition and operating results for the period included in the accompanying financial statements in Item 1.

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

PHAZAR CORP is primarily a build to order company. As such, most United States Government and commercial orders are negotiated firm fixed-price contracts. PHAZAR CORP's sales to major customers at May 31, 2006 as a percentage of total sales were BAE SYSTEMS, 50 percent, United States Government 11% and Thales ATM, Inc (a prime contractor to the Federal Aviation Administration for Instrument Landing Systems) 5%.

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

Results of Operations

Second Quarter Ended November 30, 2006 Compared to Second Quarter Ended November 30, 2005

PHAZAR CORP's consolidated sales from operations were $1,603,851 for the quarter ended November 30, 2006 compared to sales of $3,765,347 for the second quarter ended November 30, 2005. PHAZAR CORP recorded a net profit of $205,716 for the second quarter of fiscal year 2007 compared to a net profit of $698,773 for the second quarter of fiscal year 2006.

PHAZAR CORP's sales and income improved and the Company was profitable in the second quarter of fiscal year 2007 after recording a loss in the first quarter of fiscal year 2007. Sales to the United States Government military and civil agencies increased and the backlog of orders increased from $1.6 million on August 31, 2006 to $2.6 million on November 30, 2006. This compares to $1.6 million in backlog on November 30, 2005. Sales and income in the second quarter ended November 30,2006 were lower than sales and income in the second quarter ended November 30, 2005. In the second quarter ended November 30, 2005, two large firm fixed price contracts were completed that contributed $2,024,845 in revenue.

Cost of sales and  contracts  for the  operations  were $811,716 for the quarter ended November 30, 2006 compared to $2,379,584 for the second quarter ended November 30, 2005. The gross profit margin for the second quarter of fiscal year 2007 was 49.4.% compared to 36.8% for the second quarter of the prior year. The increase in gross profit margin is due to the mix of products sold in the quarter. Sales and administration expenses were higher in the second quarter of fiscal year 2007, $523,047 versus $350,404 in the second quarter of fiscal year 2006. Sales and administration expenses as a ratio to sales were 32.6% in the second quarter of this year compared to 9.3% in the same period last year. Sales and administration expenses increased when charges to overhead accounts increased and labor charges to contract work orders decreased. PHAZAR CORP's operating margin for the second quarter of fiscal year 2007 was 16.8% compared to 27.5% in the second quarter of fiscal year 2006.

Discretionary product development spending for the quarter ended November 30, 2006 was $113,612 or 7.1% of sales, compared to $81,257 or 2.2% of sales for the comparable period last year. The increase in discretionary products development was required to develop new wireless antennas for commercial and military applications.

Orders received for stock items are shipped within one week. Orders for items that must be manufactured are normally shipped in 30 to 60 days after receipt of order. The backlog at the end of the quarterly period consists of new orders being processed and orders that have customer scheduled monthly deliveries. Since the customer delivery schedules for some orders extend into FY2008, approximately 64% of the $2.6 million in backlog on November 30, 2006 will be delivered in the second half of the 2007 fiscal year. PHAZAR CORP's backlog totaled $1.6 million on November 30, 2005.

Six Months  Ended  November 30, 2006  Compared to Six Months Ended  November 30,
2005

PHAZAR CORP's consolidated sales from operations were $2,704,366 for the six months ended November 30, 2006 compared to sales of $6,944,509 for the first six months ended November 30, 2005. PHAZAR CORP recorded a net profit of $105,528 for the first six months of fiscal year 2007 compared to a net profit of $1,218,192 for the first six months of fiscal year 2006.

Cost of sales and contracts were $1,433,723 for the six months ended November 30, 2006 compared to $4,771,205 for the first six months ended November 30, 2005. The gross profit margin for the first six months of fiscal year 2007 was 47.0% compared to 31.3% for the first six months of the prior year. The increase in gross profit margin is due to the mix of products sold in the six month period. Sales and administration expenses were higher in the six months of fiscal year 2007, $1,220,160 versus $385,317 in the first six months of fiscal year 2006. Sales and administration expenses as a ratio to sales were 45.1% in the first six months of this year compared to 5.6% in the same period last year. Sales and administration expenses increased when charges to overhead accounts increased and labor charges to contract work orders decreased in the six month period. PHAZAR CORP's operating margin for the first six months of fiscal year 2007 was 1.9% compared to 25.8% in the first six months of fiscal year 2006. Interest expense in the first six months of fiscal year 2007 and 2006 was $0.

Discretionary product development spending was $203,833, or 7.5% of sales in the first six months of fiscal year 2007, compared to $159,320, or 2.3% of sales for the comparable period last year. Discretionary product development is required to satisfy customer antenna requirements with new, innovative, and cost effective solutions.

United States Government contracts contain a provision that they may be terminated at any time for the convenience of the Government. In such event, the contractor is entitled to recover allowable costs plus any profits earned to the date of termination. The possibility that United States Government priorities could change, causing a delay or cancellation of existing contracts and any potential follow-on work, makes it impossible to accurately predict whether revenues will increase or decrease in the upcoming year.

Liquidity and Capital Resources

Funds generated from operations are the major internal sources of liquidity and are supplemented by funds derived from capital markets, principally bank facilities. PHAZAR CORP has a $1.0 million revolving demand line of credit with a bank. The credit line is regulated under a borrowing base formula using inventories and accounts receivable as collateral. The interest rate is established as equal to Wall Street prime and is subject to a loan agreement with restrictive covenants. The most restrictive financial covenant requires PHAZAR CORP to maintain $2.0 million in tangible net worth and Antenna Products Corporation to maintain $1.0 million of working capital. At November 30, 2006 PHAZAR CORP had a tangible net worth of $7.4 million and Antenna Products had working capital of $3.4 million. As of November 30, 2006 Antenna Products Corporation had drawn $0 of the $1.0 million line of credit with $1.0 million of the borrowing base available and unused. The revolving credit line agreement was renewed with a $1.0 million limit on September 26, 2006, for a period of two years. PHAZAR CORP believes that its cash and the credit available at November 30, 2006 are sufficient to fund the Company's operations for at least 12 months.

Management of the operating subsidiaries evaluates the facilities and review equipment requirements for existing and projected contracts on a regular basis. An annual capital plan is generated by management and submitted to the Board of Directors for review and approval. In fiscal year 2006 capital expenditures for new and replacement equipment totaled approximately $0. In the first six months of fiscal year 2007 capital expenditures for new and replacement equipment totaled approximately $0. The Company anticipates that the existing facilities and equipment are adequate to handle the projected business in fiscal year 2007 and intends to limit the 2007 capital program to less than $150,000 for improvements and new equipment.

At November 30, 2006, PHAZAR CORP had cash and cash equivalents of $4,217,348. Deferred revenue at November 30, 2006 is $0.

The increase in accounts receivable to $847,601 at November 30, 2006 from $461,485 at May 31, 2006, is due primarily to recent sales of collinear antennas and instrument landing system antennas and towers. The Company continues to be judicious to maximize its return on cash while looking for other opportunities. Interest income and other income totaled $89,061 at November 30, 2006 compared to $57,759 at November 30, 2005. The backlog of orders was $2.6 million on November 30, 2006 compared to $1.2 million at year-end due to an increase in orders from the United States Government. Based on the number of inquiries received in the second quarter of FY2007, sales of products including collinear antennas, instrument landing system antennas and towers and commercial wireless antennas are expected to improve in the third quarter. The increase in accounts payable to $188,235 at November 30, 2006 from $182,792 at May 31, 2006 reflects the higher sales volume in the second quarter of FY2007. Inventories increased to $1,568,147 at November 30, 2006 from $1,294,648 at May 31, 2006 due to the increase in raw material purchases and the increase in work in process to support the increase in orders received and the normal completion and shipment of orders to customers. Due to the increase in inventory and accounts receivable in the six months ended November 30, 2006, cash used in the operating activities in the six months ended November 30, 2006 was $331,350 compared to $1,084,996 provided by continuing operations for the same time period in 2005. Net income of $105,528 at November 30, 2006 and $1,218,192 at November 30, 2005 is included in the cash flow from operating activities.

Cash was not used in investing activities in the six months ended November 30, 2006 and 2005.

Cash was not provided by financing activities in the six months ended November 30, 2006 and 2005.

Item 3.  Controls and Procedures

As of November 30, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of November 30, 2006. There has not been any change in the Company's internal control during the Company's last fiscal quarter that has materially affected or is reasonably likely to materially affect internal controls over financial reporting as of November 30, 2006.

PART II-OTHER INFORMATION

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K.

a)       Exhibits

         3.(ii) Registrant's By Laws, incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000, filed on February 20, 2004

         4.(ii) Loan Agreement between Antenna Products Corporation and Texas Bank, dated September 30, 1991, incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000, filed on February 20, 2004

         10.(b) BAE SYSTEMS ATI Contract dated May 5, 2003 incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2003, filed on February 20, 2004

                  BAE SYSTEMS ATI Subcontract dated April 23, 2004 incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB for the year ended May 31, 2004 filed on August 6, 2004

                  Public Works and Government Services, Canada, Department of National Defence, dated July 15, 2004, incorporated by reference to the like numbered exhibit in the Registrant's quarterly report on Form 10-QSB for the fiscal quarter ended August 31, 2004, filed on October 5, 2004

                  BAE SYSTEMS Subcontract dated January 25, 2005, incorporated by reference to the like numbered exhibit in the Registrant's Form 8-K filed on February 7, 2005

                  BAE SYSTEMS Subcontract dated June 14, 2005 incorporated by reference to the like numbered exhibit in the Registrant's quarterly report on Form 10-QSB for the fiscal quarter ended August 30, 2005, filed on October 10, 2005

                  Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers, dated October 19, 2006, incorporated by reference to the Registrant's Form 8-K filed on October 23, 2006

         14.1 Code of Ethics and Business Conduct for the Senior Executive Officers and Senior Financial Officers incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB for the year ended May 31, 2004 filed on August 6, 2004

         21. A list of all subsidiaries of the Registrant, incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000 filed on February 20, 2004

         31.1     Rule  13a-14(a)/15d-14(a)  Certification  of  Chief  Executive
                  Officer

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


                                   PHAZAR CORP


Date:  January 10, 2007            /s/ Clark D. Wraight
                                   --------------------------------------------
                                   Clark D. Wraight, Principal Financial Officer
                                   and Principal Accounting Officer

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

                  BAE SYSTEMS Subcontract dated June 14, 2005 incorporated by reference to the like numbered exhibit in the Registrant's quarterly report on Form 10-QSB for the fiscal quarter ended August 30, 2005, filed on October 10, 2005

                  Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers, dated October 19, 2006, incorporated by reference to the Registrant's Form 8-K filed on October 23, 2006

Exhibit 14.1 -    Code of Ethics and Business  Conduct for the Senior  Executive
                  Officers  and  Senior  Financial   Officers   incorporated  by
                  reference  to the like  numbered  exhibit in the  Registrant's
                  Annual  Report on Form  10-KSB for the year ended May 31, 2004 filed on August 6, 2004

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

Exhibit 31.1 -    Rule  13a-14(a)/15d-14(a)  Certification  of  Chief  Executive
                  Officer

Exhibit 31.2 -    Rule  13a-14(a)/15d-14(a)  Certification  of  Chief  Financial
                  Officers

Exhibit 32.1 -    Section 1350 Certification

Exhibit 99.1 Nominating Committee Charter incorporated by reference to the like numbered exhibit in the Registrant's Form 8-K filed on November 7, 2005