Form 10QSB
period 2007-02-28
PHAZAR CORP
filed 2007-04-12
CIK 724267

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended February 28, 2007

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
       For the transition period from              to
                                      -------------   --------------

       Commission file number 0-12866
                              -------


                                   PHAZAR CORP

        (Exact name of small business issuer as specified in its charter)


           Delaware                                         75-1907070
-------------------------------                         -------------------
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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,296,328 as of February 28, 2007.

                          PHAZAR CORP AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB

                                                                         PAGE
PART I     FINANCIAL INFORMATION                                         NUMBER

    Item 1.   Financial Statements for PHAZAR CORP
              and Subsidiaries

              Consolidated Balance Sheets -                                 3
              February 28, 2007 and May 31, 2006

              Consolidated Statements of Operations -                       5
              Three Months Ended February 28, 2007 and February 28, 2006
              Nine Months Ended February 28, 2007 and February 28, 2006

              Consolidated Statements of Cash Flows -                       6
              Nine Months Ended February 28, 2007 and February 28, 2006

              Notes to Consolidated Financial Statements                    7

    Item 2.   Management's Discussion and Analysis of                       15
              Financial Condition and Results of Operation

    Item 3.   Controls and Procedures                                       19


PART II    OTHER INFORMATION

    Item 5.   Other Information                                             20

    Item 6.   Exhibits and Reports on Form 8-K                              20

    Signatures                                                              21

    Certifications

Item 1.  Financial Statements

                          PHAZAR CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                             February 28, 2007   May 31, 2006
                                                (Unaudited)       (Audited)
                                             ----------------- -----------------
CURRENT ASSETS:
 Cash and cash equivalents                       $  4,247,658      $  4,548,698
 Accounts receivable:
  Trade, net of allowance for doubtful
    accounts of $7,021 as of February
    28, 2007 and as of  May 31, 2006                  485,521           436,576
  United States Government                            154,006            24,909
  Inventories                                       1,762,058         1,294,648
  Prepaid expenses and other assets                    51,266            76,249
  Income taxes receivable                              82,823           172,427
  Deferred income taxes                                60,898            41,442
                                                 ------------      ------------
  Total current assets                              6,844,230         6,594,949

  Property and equipment, net                       1,081,727         1,168,620

  Identifiable Intangible Assets                          312             1,250
                                                 ------------      ------------
TOTAL ASSETS                                     $  7,926,269      $  7,764,819
                                                 ============      ============



The Notes to Consolidated Financial Statements are an integral part of these statements.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                             February 28, 2007   May 31, 2006
                                                (Unaudited)       (Audited)
                                             ----------------- -----------------
CURRENT LIABILITIES:
 Accounts payable                                $    147,946      $    182,792
 Accrued expenses                                     265,203           323,786
                                                 ------------      ------------
  Total current liabilities                           413,149           506,578
                                                 ------------      ------------
  Deferred income taxes                                 3,809             3,809
                                                 ------------      ------------
 Total long-term liabilities                            3,809             3,809
                                                 ------------      ------------
 Total liabilities                                    416,958           510,387

COMMITMENTS AND CONTINGENCIES                               -                 -

SHAREHOLDERS' EQUITY

Preferred Stock, $1 par, 2,000,000
  shares authorized, none issued
  or outstanding, attributes to be
  determined when issued                                    -                 -
Common stock, $0.01 par, 6,000,000
  shares authorized 2,296,328 and
  2,281,528 issued and outstanding                     22,964            22,816
 Additional paid in capital                         3,355,321         3,213,901
 Retained earnings                                  4,131,026         4,017,715
                                                 ------------      ------------
    Total shareholders' equity                      7,509,311         7,254,432
                                                 ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $  7,926,269      $  7,764,819
                                                 ============      ============





The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE PERIODS ENDED FEBRUARY 28, 2007 AND 2006
                                   (Unaudited)

                                 Nine Months Ended       Three Months Ended
                            Feb 28, 2007 Feb 28, 2006 Feb 28, 2007 Feb 28, 2006
                            ------------ ------------ ------------ ------------
Sales and contract revenues $ 4,158,862  $ 8,365,215  $ 1,454,496  $ 1,420,706

Cost of sales and contracts   2,322,265    5,478,181      888,542      706,976
                            -----------  -----------  -----------  -----------
  Gross Profit                1,836,597    2,887,034      565,954      713,730

Sales and administration
    expenses                  1,815,934    1,062,249      595,774      676,932
                            -----------  -----------  -----------  -----------
  Operating Profit (loss)        20,663    1,824,785      (29,820)      36,798
                            -----------  -----------  -----------  -----------
Other income (expense)
  Interest income                47,598       49,929       11,207       22,331
  Other income                   62,985       33,433       10,315        3,272
                            -----------  -----------  -----------  -----------
Total other income (expense)    110,583       83,362       21,522       25,603
                            -----------  -----------  -----------  -----------
Income (loss) operations
    before income taxes         131,246    1,908,147       (8,298)      62,401

Income tax provision (benefit)   17,935      648,770      (16,081)      21,216
                            -----------  -----------  -----------  -----------
Net income                  $   113,311  $ 1,259,377  $     7,783  $    41,185
                            ===========  ===========  ===========  ===========
Basic earnings
    per common share        $      0.05  $      0.56  $      0.00  $      0.02
                            ===========  ===========  ===========  ===========
Diluted earnings
    per common share        $      0.05  $      0.54  $      0.00  $      0.02
                            ===========  ===========  ===========  ===========




The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED FEBRUARY 28, 2007 AND 2006
                                   (Unaudited)

                                                      Nine Months Ended
                                              February 28,2007 February 28,2006
                                              ---------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                      $     113,311     $  1,259,377
 Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation                                         86,893           88,276
  Amortization                                            938            3,750
  Stock based compensation                             88,946           73,424
  Changes in assets and liabilities:
    Accounts receivable                              (178,042)           9,425
    Inventory                                        (467,410)         770,710
    Prepaid expenses                                   24,983           (3,244)
    Deferred income taxes                             (19,456)               -
    Accounts payable                                  (34,846)         (72,438)
    Accrued expenses                                  (58,583)        (267,778)
    Income taxes receivable                            89,604          (50,664)
                                                -------------     ------------
Net cash provided by (used in) operating
   activities                                        (353,662)       1,756,182
                                                -------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:                       -                -
                                                -------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from exercise of stock options               20,000            8,000
 Excess tax benefit for options exercised              32,622                -
                                                -------------     ------------
                                                       52,622            8,000
 Net increase (decrease) in cash and cash
   equivalents                                       (301,040)       1,764,182
                                                -------------     ------------
CASH AND CASH EQUIVALENTS, beginning of
 Period                                             4,548,698        2,677,523
                                                -------------     ------------
CASH AND CASH EQUIVALENTS, end of period        $   4,247,658     $  4,441,705
                                                =============     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for:
    Interest (none capitalized)                 $           -     $          -
                                                =============     ============
    Income taxes                                $     100,000     $    740,000
                                                =============     ============
SCHEDULE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES

 Stock Based Compensation                       $      88,946     $     73,424
                                                =============     ============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                                     PART 1


NOTE 1   STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 28, 2007, the results of operations for the nine months ended and three months ended February 28, 2007, and February 28, 2006, and the cash flows for the nine months ended February 28, 2007, and February 28, 2006. These results have been determined on the basis of United States generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's audited financial statements for its fiscal year ended May 31, 2006.

Earnings per share are computed by dividing net income available for common stock by the weighted average number of common shares outstanding during the year. Weighted average shares outstanding were 2,285,295 and 2,259,831 for the nine months ended February 28, 2007, and February 28, 2006, respectively. Weighted average shares outstanding were 2,286,519 and 2,263,169 for the three months ended February 28, 2007, and February 28, 2006, respectively.

Dilutive effect of stock options outstanding for the periods ended February 28, 2007 and February 28, 2006 are computed as follows:

                                         Nine Months Ended      Three Months Ended
                                    Feb 28, 2007 Feb 28, 2006 Feb 28, 2007 Feb 28, 2006
                                    ------------ ------------ ------------ ------------
Numerator:
 Net income                         $   113,311  $ 1,259,377  $     7,783  $    41,185
                                    -----------  -----------  -----------  -----------
 Numerator for basic and diluted
  earnings per share                $   113,311  $ 1,259,377  $     7,783  $    41,185

Denominator:
 Weighted-average shares
  outstanding-basic                   2,285,295    2,259,831    2,286,519    2,263,169

Effect of dilutive securities:
 Stock options                           26,976       67,254       26,976       65,375
                                    -----------  -----------  -----------  -----------
Dilutive potential common shares         26,976       67,254       26,976       65,375
                                    -----------  -----------  -----------  -----------
 Denominator for diluted earning per
share weighted-average shares         2,312,271    2,327,085    2,313,495    2,328,544
                                    ===========  ===========  ===========  ===========
 Basic earnings per share           $      0.05  $      0.56  $      0.00  $      0.02
                                    ===========  ===========  ===========  ===========
 Diluted earnings per share         $      0.05  $      0.54  $      0.00  $      0.02
                                    ===========  ===========  ===========  ===========

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standard (SFAS) No. 123 (revised 2004), Share Based Payment (SFAS 123(R)), which is a revision of SFAS No. 123, Accounting for

Stock-Based Compensation. SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires all share-based payment to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the time of the grant.

SFAS 123(R) permits public companies to adopt using one of two methods: 1) a "modified Prospective" method in which compensation cost is recognized beginning with the effective date. 2) a "modified retrospective" method which includes the requirements of the modified prospective method, but also permits entities to restate based on the amounts previously recognized under SFAS 123. The Company adopted SFAS 123(R) based on the modified prospective method effective June 1, 2006. Stock-based compensation amounts recognized under SFAS 123(R) in the nine months ended February 28, 2007 were approximately $57,224.

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

In the prior year, the Company accounted for stock based compensation arrangement under APB Opinion No. 25, which required compensation cost to be measured at the date of grant based on the intrinsic value of the options granted. In fiscal year 2006, the Board approved options to purchase 50,000 share of common stock at $9.22 per share to an employee which was also the market price of the common stock on that date. Share based employee compensation cost of $57,224, net of related tax effects of $19,456, was recognized for the nine month period ended February 28, 2007. No share based employee compensation was recognized for the nine month period ended February 28, 2006, under the intrinsic method, and none would have been recognizable under the fair value method.

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

The majority of Antenna Products Corporation's revenues come from fixed-price contracts, secured through a bidding process, for particular, custom ordered antenna production systems that Antenna Products Corporation builds according to the specifications of the customer. Except for inventory of standard products including small antennas, accessories and some towers in the amount of $271,201 at February 28, 2007, Antenna Products Corporation does not build and inventory equipment for future off the shelf sales. The sales volume for a particular antenna or antenna system is, therefore, a function of the fixed price contracts for build to order antennas or systems awarded to Antenna Products Corporation. However, a general product sales breakdown for fiscal year ended May 31, 2006, and the nine months ended February 28, 2007, as a percentage of total sales are, as follows:

                                   For fiscal year       For nine months
                                   ended May 31, 2006    ended February 28, 2007
                                   ------------------    -----------------------

Antenna Sales                                 8%                         3%

Shipboard Equipment Sales                     1%                         8%

Instrument Landing System Sales               6%                        14%

Collinear Antenna Sales                      10%                        21%

Tower Sales                                   4%                         6%

Mast Sales                                    0%                         1%

Spares and Accessories Sales                 12%                        26%

Commercial Antenna Sales                      9%                        16%

BAE SYSTEMS Sales                            50%                         5%

Antenna Products Corporation's customer base is primarily government and government prime contractor focused, but this is slowly changing as Antenna Products Corporation continues to develop and market new commercial products. Antenna Products Corporation's market is international in scope. Antenna Products Corporation currently focuses on developing domestic markets and has a limited amount of foreign sales. The specialized need of Antenna Products Corporation's customers and the technology required to meet those needs change constantly. Accordingly, Antenna Products Corporation stresses its engineering, installation, service and other support capabilities. Antenna Products Corporation uses its own sales and engineering staff to service its principal markets. Some of Antenna Products Corporation's contracts are large relative to total annual sales volume and therefore the composition of the customer base is different year to year. In 2006, BAE SYSTEMS was the single largest customer, and accounted for 50% of the sales volume. The United States Government was the second largest customer and accounted for 11% of total sales. Thales ATM was the third largest customer and accounted for 5% of total sales. Orders for equipment in some of these product categories are pending or in backlog and therefore, Thales ATM and the United States Government are expected to be major customers again in 2007.

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

As discussed above, Antenna Products Corporation is primarily a build-to-order company and most manufacturing requirements are established on a contract basis. For this reason, the majority of the inventory is work in process. Approximately 15% of total inventory, $271,201 is currently maintained in stock for delivery to customers. Some raw materials are also inventoried to support customer delivery schedules. Antenna Products Corporation performs work for the United States Government primarily under fixed-price prime contracts and subcontracts. Under fixed-price contracts, Antenna Products Corporation realizes any benefit or detriment occasioned by lower or higher costs of performance.

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

Antenna Products Corporation plans to reinvest from 2% to 5% of sales in research and development projects, and bid and proposal activities. The mix of expenditures between the two areas in any given year is a function of the demand for new independently developed innovative systems and the level of requirements solicited. In 2006 Antenna Products Corporation invested 3.9% of sales in independent research and development (R&D) and bid and proposal activities (B&P). The level of expenditures for R&D and B&P as a ratio to sales in the first nine months of 2007 was 9.9% of sales. Antenna Products Corporation does not consider patents to be material to its operations nor would the loss of any patents adversely affect operations.

Tumche Corp.

Tumche Corp. is a wholly owned subsidiary of PHAZAR CORP. It has no sales or operations.

Phazar Antenna Corp.

Phazar Antenna Corp. is a wholly owned subsidiary of PHAZAR CORP. It was formed as a Delaware corporation and activated on June 1, 2000. Phazar Antenna Corp. operates as a marketing, research and development unit.

Phazar Antenna Corp. provides a line of commercial wireless fixed and mobile antennas for ISM (instrument scientific medical), wireless Internet, wireless LAN, wireless local loop, fixed GPS, MMDS (fixed wireless) and WiMAX market applications. This product line compliments Antenna Products Corporation's existing product lines of cellular, PCS, paging, ISM and AMR (automatic meter reading), omni-directional and sector wireless antennas. Phazar Antenna Corp. sales for the nine months ended February 28, 2007, amount to approximately 16% of total sales. We expect that for fiscal year May 31, 2007, this percentage will increase as new antennas are added to the commercial wireless product lines. The Phazar Antenna Corp. commercial wireless product lines are manufactured at Antenna Products Corporation's plant in Mineral Wells, Texas.

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

Backlog

The combined backlog of orders at Antenna Products Corporation and Phazar Antenna Corp. was $2.3 million on February 28, 2007. This compares to $1.0 million in backlog on February 28, 2006. Over 34% of the $2.3 million in backlog will be delivered in the balance of the 2007 fiscal year.

NOTE  3  BUSINESS SEGMENTS

PHAZAR CORP operates in one business segment.

NOTE 4   INVENTORIES

The major components of inventories are as follows:

                               February 28, 2007          May 31, 2006
                               -----------------          ------------
     Raw materials             $         662,065          $    466,001
     Work in process                     828,792               516,251
     Finished goods                      271,201               312,396
                               -----------------          ------------
                               $       1,762,058          $  1,294,648
                               =================          ============

NOTE 5   NOTES PAYABLE

At February 28, 2007, and May 31, 2006, notes payable consist of a revolving note payable to a bank, with a maximum amount not to exceed the lesser of $1,000,000 or a calculated borrowing base determined by a formula based upon the amount of certain qualified receivables and inventories as defined in the loan agreement. The amount available under the revolving note at February 28, 2007, and May 31, 2006, was $1,000,000.

Interest is payable monthly at the prime rate (8.25% and 8.0% at February 28, 2007, and May 31, 2006, respectively) until September 30, 2008, when any unpaid principal and interest shall be due. Borrowings under the revolving note payable are collateralized by accounts receivable and inventories. Under the agreement, the Company must maintain a minimum net worth of $2,000,000 and working capital of $1,000,000.

NOTE 6   LONG TERM DEBT

At February 28, 2007, and May 31, 2007, PHAZAR CORP had no long-term debt.

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

NOTE 8   STOCK OPTIONS

         In 2000 the board approved options to purchase 75,000 shares of common stock at $2.00 per share to an employee of the Company, of which 26,000 shares have been exercised. The options expire November 20, 2007, or the earlier of the employee's last day of employment.

On May 30, 2006, the Board approved options to purchase 50,000 shares of common stock at $9.22 per share to an employee of the Company. Options are exercisable pro-rata over the next five years. No shares have been exercised. The options expire between May 29, 2012 and May 29, 2016, or the earlier of the employee's last day of employment.

In the first nine months of 2007, the Board did not grant any stock options.

A summary of the status of the Company's stock option plans as of February 28, 2007, and May 31, 2006, and changes for the two periods then ended are as follows:

                                                                    Weighted
                                                                    Average
                                                                    Exercise
                                                    Shares           Price
                                                  --------        -----------
Outstanding at May 31, 2005                         78,000               2.00
          Granted                                   50,000               9.22
          Exercised                                 19,000               2.00
          Forfeited                                      -                  -
                                                  --------
Outstanding at May 31, 2006                        109,000               5.31
          Granted                                        -                  -
          Exercised                                 10,000               2.00
          Forfeited                                      -                  -
                                                  --------        -----------
Outstanding at February 28, 2007                    99,000               5.65
                                                  ========        ===========
Exercisable at February 28, 2007 and May 31, 2006   49,000             59,000
                                                  ========        ===========
------------------------------------
Weighted averaged remaining
 Contractual life (in years) 2000 and 2006 plans
 at February 28, 2007 and May 31, 2006                4.03               4.48
                                                  ========        ===========

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

PHAZAR CORP is primarily a build to order company. As such, most United States Government and commercial orders are negotiated firm fixed-price contracts. PHAZAR CORP's sales to major customers at May 31, 2006, as a percentage of total sales were BAE SYSTEMS, 50 percent, United States Government 11 percent and Thales ATM, Inc. (a prime contractor to the Federal Aviation Administration for Instrument Landing Systems) 5%.

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

Results of Operations

Third Quarter Ended February 28, 2007 Compared to Third Quarter Ended February 28, 2006

PHAZAR CORP consolidated sales from operations were $1,454,496 for the quarter ended February 28, 2007, compared to sales of $1,420,706 for the third quarter ended February 28, 2006. PHAZAR CORP recorded a net income of $7,783 for the third quarter of fiscal year 2007 compared to a net profit of $41,185 for the third quarter of fiscal year 2006. PHAZAR CORP's third quarter income was reduced when the accrual for warranty reserve was increased by $60,000 to cover the cost of the recall and modification of a safety sleeve product.

Cost of sales and contracts were $888,542 for the quarter ended February 28, 2007, compared to $706,976 for the third quarter ended February 28, 2006. The gross profit margin for the third quarter of fiscal year 2007 was 39% compared to 50% for the third quarter of last year. The decrease in gross profit margin is due to the mix of products sold in the quarter. Sales and administration expenses were lower in the third quarter of fiscal year 2007, $595,774 versus $676,932 in the third quarter of fiscal year 2006. Sales and administration expenses as a ratio to sales were 41% in the third quarter of this year compared to 48% in the same period last year. Sales and administration expenses decreased when engineering charges to overhead accounts decreased and labor charges to contract work orders increased. PHAZAR CORP's operating margin for the third quarter of fiscal year 2007 was -2% compared to 3% in the third quarter of fiscal year 2006.

Discretionary product development spending was $70,526, or 4.9% of sales in the third quarter of fiscal year 2007, compared to $30,886, or 2.2% of sales for the comparable period last year. The discretionary product development was required to develop new wireless antennas for commercial and military applications.

Orders received for stock items are shipped within one week. Orders for items that must be manufactured are normally shipped in 30 to 60 days after receipt of order. The backlog at the end of the quarterly period consists of new orders being processed and orders that have customer scheduled monthly deliveries. Since the customer schedules for some orders extend into the 2008 fiscal year, approximately 34% of the $2.3 million in backlog on February 28, 2007, will be delivered in the fourth quarter of the 2007 fiscal year. PHAZAR CORP's backlog totaled $1.0 million on February 28, 2006.

Nine Months Ended February 28, 2007 Compared to Nine Months Ended February 28, 2006

PHAZAR CORP's consolidated sales from operations were $4,158,862 for the nine months ended February 28, 2007, compared to sales of $8,365,215 for the first nine months ended February 28, 2006. PHAZAR CORP recorded a net profit of $113,311 for the first nine months of fiscal year 2007 compared to a net profit of $1,259,377 for the first nine months of fiscal year 2006. Sales and income in the nine months ended February 28, 2007 were lower than sales and income in the nine months ended February 28, 2006. In the nine months ended February 28, 2006, two large firm fixed price contracts were completed that contributed $4,569,745 in revenue.

PHAZAR CORP's sales for the nine months ended February 28, 2007, decreased when orders from the United States Government for antennas and towers were lower than expected in the period. United States Government procurement delays occur with no advance notice to the equipment suppliers and if the delays continue, could adversely affect the sale of these items in the fourth quarter of fiscal year 2007.

Cost of sales and contracts were $2,322,265 for the nine months ended February 28, 2007, compared to $5,478,181 for the first nine months ended February 28, 2006. The gross profit margin for the first nine months of fiscal year 2007 was 44% compared to 35% for the first nine months of the prior year. The increase in gross profit margin is due to the mix of products sold in the nine month period. Sales and administration expenses were higher in the nine months of fiscal year 2007, $1,815,934 versus $1,062,249 in the first nine months of fiscal year 2006. Sales and administration expenses as a ratio to sales were 44% in the first nine months of this year compared to 13% in the same period last year. Sales and administration expenses increased when engineering charges to overhead accounts increased and labor charges to contract work orders decreased in the nine month period. PHAZAR CORP's operating margin for the first nine months of fiscal year 2007 was 1% compared to 22% in the first nine months of fiscal year 2006. Interest expense in the first nine months of fiscal year 2007 and 2006 was $0.

Discretionary product development spending was $274,359, or 6.6% of sales in the first nine months of fiscal year 2007 compared to $190,206, or 2.3% of sales for the comparable period last year. The increase in discretionary product development was required to develop new wireless solutions for military and commercial applications.

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

Liquidity and Capital Resources

Funds generated from operations are the major internal sources of liquidity and are supplemented by funds derived from capital markets, principally bank facilities. PHAZAR CORP has a $1.0 million revolving demand line of credit with a bank. The credit line is regulated under a borrowing base formula using inventories and accounts receivable as collateral. The interest rate is established as equal to Wall Street prime and is subject to a loan agreement with restrictive covenants. The most restrictive financial covenant requires PHAZAR CORP to maintain $2.0 million in tangible net worth and Antenna Products Corporation to maintain $1.0 million of working capital. At February 28, 2007, PHAZAR CORP had a tangible net worth of $7.5 million and Antenna Products had working capital of $3.4 million. As of February 28, 2007, Antenna Products Corporation had drawn $0 of the $1.0 million line of credit with $1.0 million of the borrowing base available and unused. The revolving credit line was renewed with a $1.0 million limit on September 26, 2006 for a period of two years. PHAZAR CORP believes that its cash and the credit available at February 28, 2007, is sufficient to fund the Company's operations for at least 12 months.

Management of the operating subsidiaries evaluates the facilities and review equipment requirements for existing and projected contracts on a regular basis. An annual capital plan is generated by management and submitted to the Board of Directors for review and approval. In fiscal year 2006 capital expenditures for new and replacement equipment totaled approximately $0. In the first nine months of fiscal year 2007 capital expenditures for new and replacement equipment totaled approximately $0. The Company anticipates that the existing facilities and equipment are adequate to handle the projected business in fiscal year 2007.

At February 28, 2007, PHAZAR CORP had cash and cash equivalents of $4,247,658. Deferred revenue at February 28, 2007 is $0.

The increase in accounts receivable to $639,527 at February 28, 2007 from $461,485 at May 31, 2006, is due primarily to recent sales of collinear antennas and commercial antennas and towers. The Company continues to be judicious to maximize its return on cash while looking for other opportunities. Interest income and other income totaled $110,583 at February 28, 2007 compared to

$83,362 at February 28, 2006. The backlog of orders was $2.3 million on February 28, 2007 compared to $1.2 million at year-end due to an increase in orders from the United States Government. Based on the number of inquiries received in the third quarter of FY2007, sales of products including collinear antennas, instrument landing system antennas and towers and commercial wireless antennas are expected to improve in the fourth quarter. The decrease in accounts payable to $147,946 at February 28, 2007 from $182,792 at May 31, 2006 reflects lower sales volume and thus, lower purchasing volume in the third quarter of FY2007. Inventories increased to $1,762,058 at February 28, 2007 from $1,294,648 at May 31, 2006 due to the increase in raw material purchases and the increase in work in process to support the increase in orders received and the normal completion and shipment of orders to customers. Due to the increase in inventory and accounts receivable in the nine months ended February 28, 2007 cash used in the operating activities in the nine months ended February 28, 2007 was $353,662 compared to $1,756,182 provided by continuing operations for the same time period in 2006. Net income of $113,311 at February 28, 2007 and $1,259,377 at February 28, 2006 is included in the cash flow from operating activities.

Cash was not used in investing activities in the nine months ended February 28, 2007 and 2006.

Cash provided by financing activities in the nine months ended February 28, 2007 was $52,622 compared to cash provided by financing activities of $8,000 for the same period of 2006. The financing activities for the nine months ended February 28, 2007 and 2006 consisted of proceeds received from the exercise of stock options and the excess tax benefit for options exercised.

Item 3.  Controls and Procedures

As of February 28, 2007, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of February 28, 2007. There has not been any change in the Company's internal control during the Company's last fiscal quarter that has materially affected or is reasonably likely to materially affect internal controls over financial reporting as of February 28, 2007.

                            PART II-OTHER INFORMATION

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K.

a)       Exhibits

         3.(ii) Registrant's By Laws, incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000, filed on February 20, 2004

         4.(ii) Loan Agreement between Antenna Products Corporation and Texas
                Bank, dated September 30, 1991, incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000, filed on February 20, 2004

         10.(b) BAE SYSTEMS ATC Contract dated May 5, 2003, incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2003, filed on February 20, 2004

                BAE SYSTEMS ATI Subcontract dated April 23, 2004, incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB for the year ended May 31, 2004, filed on August 6, 2004

                Public Works and Government Services, Canada, Department of National Defence, dated July 15, 2004, incorporated by reference to the like numbered exhibit in the Registrant's quarter report on Form 10-QSB ended August 31, 2004, filed on October 5, 2004

                BAE SYSTEMS Subcontract dated January 25, 2005, incorporated by reference to the like numbered exhibit in the Registrant's Form 8-K filed on February 7, 2005

                BAE SYSTEMS Subcontract dated June 14, 2005, incorporated by reference to the like numbered exhibit in the Registrant's quarterly report on Form 10-QSB for the fiscal quarter ended August 30, 2005, filed on October 10, 2005

                Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers, dated October 19, 2006, incorporated by reference to the Registrant's Form 8-K filed on October 23, 2006

         14.1 Code of Ethics and Business Conduct for the Senior Executive Officers and Senior Financial Officers incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB for the year ended May 31, 2004, filed on August 6, 2004

         21. A list of all subsidiaries of the Registrant, incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000. filed on February 20, 2004

         31.1   Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                Officer

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


                                   PHAZAR CORP


Date:  April 12, 2007              /s/ CLARK D. WRAIGHT
                                   ---------------------------------------------
                                   Clark D. Wraight, Principal Financial Officer
                                   and Principal Accounting Officer

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

Exhibit 4.(ii) -  Loan Agreement between Antenna Products Corporation and Texas
                  Bank, dated September 30, 1991, incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000, filed on February 20, 2004

Exhibit 10.(b) -  BAE SYSTEMS ATI Contract dated May 5, 2003, incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the year ended May 31, 2003, filed on February 20, 2004

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