Form 10KSB
period 2007-05-31
PHAZAR CORP
filed 2007-08-24
CIK 724267

================================================================================
                       Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-KSB
     (Mark One)
      [  X  ]     ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended May 31, 2007

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

The Company's net sales for Fiscal Year ended May 31, 2007, was $5,220,868.

As of July 18, 2007 2,318,128 shares of Common Stock were outstanding and the aggregate market value of the Common Stock (based on the latest price of known transactions on the Nasdaq Capital Market) held by non-affiliates (2,091,028 shares) was approximately $20,512,985.

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

Product   information   is   available   from   the   Internet   web   page  at:
www.antennaproducts.com, www.truemeshnetworks.com and www.phazar.com.

Antenna Products Corporation

Antenna Products Corporation was incorporated in Texas in 1984 to continue a business started in 1947 and operated as a closely held "C" corporation until January 24, 1992. Thereafter, Antenna Products Corporation has operated, as a wholly owned Subsidiary of PHAZAR CORP.

Antenna Products Corporation designs, manufactures and markets standard and custom antennas, wireless mesh network solutions, guyed and self supported towers, support structures, masts and communication accessories worldwide. Customers include the United States Government, both military and civil agencies, United States Government prime contractors and commercial clients. Examples of Antenna Products Corporation's United States Government products include tactical military mesh radio wireless networking systems, ground to air collinear antennas, instrument landing antennas and towers, fixed system multi-port antenna arrays, tactical quick erect antennas and masts, shipboard antenna tilting devices, transport pallets, surveillance antennas, antenna rotators, positioners and controls, and high power broadcast baluns. Examples of the Company's commercial products include first responder emergency mesh radio systems, commercial mesh radio systems, panel, sector, omnidirectional and closed loop telecommunications antennas, automatic meter reading (AMR), instrument scientific medical (ISM), cellular, paging and yagi antennas, guyed towers and self supported towers.

The majority of Antenna Products Corporation's revenues come from fixed-price contracts, secured through a bidding process, for particular, custom ordered antenna production systems that Antenna Products Corporation builds according to the specifications of the customer. Except for inventory of standard products including small antennas, accessories and some towers in the amount of $292,211 at May 31, 2007, Antenna Products Corporation does not build and inventory equipment for future off the shelf sales. The sales volume for a particular antenna or antenna system is, therefore, a function of the fixed price contracts for build to order antennas or systems awarded to Antenna Products Corporation. However, a general product sales breakdown for fiscal year ended May 31, 2007, and the fiscal year ended May 31, 2006, as a percentage of total sales are, as follows:

                                For fiscal year         For fiscal year
                                ended May 31, 2007      ended May 31, 2006
                                ------------------      ------------------
Antenna Sales                             4%                      8%

Shipboard Equipment Sales                 7%                      1%

Instrument Landing System Sales          14%                      6%

Collinear Antenna Sales                  21%                     10%

Tower Sales                               5%                      4%

Mast Sales                                1%                      0%

Spares and Accessories Sales             30%                     12%

Commercial Antenna Sales                 14%                      9%

BAE SYSTEMS Sales                         4%                     50%

Antenna Products Corporation's customer base is primarily government and government prime contractor focused, but this is slowly changing as Antenna Products Corporation continues to develop and market new commercial products. Antenna Products Corporation's market is international in scope. Antenna Products Corporation currently focuses on developing domestic and international markets. The specialized need of Antenna Products Corporation's customers and the technology required to meet those needs change constantly. Accordingly, Antenna Products Corporation stresses its engineering, installation, service and other support capabilities. Antenna Products Corporation uses its own sales and engineering staff to service its principal markets. Some of Antenna Products Corporation's contracts are large relative to total annual sales volume and, therefore, the composition of the customer base is different year to year. In 2007, the United States Government was the single largest customer and accounted for 21% of the total sales volume. Thales ATM was the second largest customer and accounted for 11% of total sales. Halliburton Energy Services, Inc. was the third largest customer and accounted for 7% of total sales. Orders for equipment in some of these product categories are in backlog and, therefore, the United States Government, Thales ATM, and Halliburton Energy Services, Inc. are expected to be major clients again in 2008.

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

As discussed above, Antenna Products Corporation is primarily a build-to-order company and most manufacturing requirements are established on a contract basis. For this reason, the majority of the inventory is work in process. Approximately 17% of total inventory, $292,211 is currently maintained in stock for delivery to customers. Some raw materials are also inventoried to support customer delivery schedules. Antenna Products Corporation performs work for the United States Government primarily under fixed-price prime contracts and subcontracts. Under fixed-price contracts, Antenna Products Corporation realizes any benefit or detriment occasioned by lower or higher costs of performance.

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

Antenna Products Corporation plans to reinvest approximately 5% of sales in research and development projects and bid and proposal activities. The mix of expenditures between the two areas in any given year is a function of the demand for new independently developed innovative systems and the level of requirements solicited. In 2007, Antenna Products Corporation developed a new mesh radio wireless networking product line. This product line includes military, emergency first responder and commercial mesh radio systems that utilize proprietary embedded intelligent routing software and multiple frequency architecture to create dynamic wireless mesh networking systems that transmit and share data, voice and video applications. This development program resulted in a total investment in independent research and development (R&D) and bid and proposal activities (B&P) of 14.4% of sales in 2007. The level of expenditures for R&D and B&P as a ratio to sales is expected to return to a level that is more in line with historical costs in 2008. The level of expenditures for R&D and B&P as a ratio to sales was 3.9% of sales in 2006. Antenna Products Corporation does not consider patents to be material to its operations nor would the loss of any patents adversely affect operations.

Tumche Corp.

Tumche Corp. is a wholly owned subsidiary of PHAZAR CORP. It has no sales or operations.

Phazar Antenna Corp.

Phazar Antenna Corp. is a wholly owned Subsidiary of PHAZAR CORP. It was formed as a Delaware Corporation and activated on June 1, 2000. Phazar Antenna Corp. operates as a marketing, research and development unit.

Phazar Antenna Corp. provides a complete line of commercial wireless fixed and mobile antennas for ISM (instrument scientific medical), wireless Internet, wireless LAN, wireless local loop, fixed GPS, MMDS (fixed wireless) and WiMax market applications. This product line complements Antenna Products Corporation's existing product lines of cellular, PCS, paging, ISM and AMR (automatic meter reading) omni-directional and sector wireless antennas. Phazar Antenna Corp. sales for the twelve months ended May 31, 2007, amounted to approximately 14% of total sales. We expect that for fiscal year ended May 31, 2008, this percentage will increase as new products are added to the commercial wireless product lines. The Phazar Antenna Corp. commercial wireless product lines are manufactured at Antenna Products Corporation's plant in Mineral Wells, Texas.

Thirco, Inc.

Thirco, Inc. was formed on November 1, 1993 as a Delaware company to purchase and lease equipment and facilities to the other operating units of PHAZAR CORP. The primary lease arrangements are with Antenna Products Corporation. Thirco, Inc. will occasionally assist in servicing the banking needs of PHAZAR CORP's operating units. Since all activity is internal to PHAZAR CORP and its operating subsidiaries, financial data is consolidated with PHAZAR CORP. Thirco, Inc. does not employ any full time employees and does not intend to employ any in the foreseeable future. Thirco, Inc. does not intend to engage in any outside business transactions.

Seasonality

PHAZAR CORP's businesses are not dependent on seasonal factors.

Backlog

The backlog of orders at Antenna Products Corporation and Phazar Antenna Corp. was $3.5 million at year-end. This compares to $1.2 million in backlog at the end of fiscal year 2006.

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

Employees

As of July 18, 2007, Antenna Products Corporation and Phazar Antenna Corp. combined employed a total of sixty-three employees, fifty-nine full time and four part time. Of the sixty-three, eleven are employed in administration and sales, eight in engineering and technical support, and forty-four in manufacturing. None of Antenna Products Corporation and Phazar Antenna Corp.'s employees are subject to collective bargaining agreements.

Thirco, Inc. does not employ any full time employees and does not intend to employ any in the foreseeable future.

Foreign Sales

Antenna Products Corporation's sales in international markets are primarily to foreign governments or prime contractors to foreign governments and, as such, represent a small percentage of the overall Company annual volume. The level of profits from the commitment of assets to this portion of the business is no greater or no less than that of other market segments. International sales for 2007, and 2006 were 13.1% and 6.6%, respectively, of total sales.

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

Phazar Antenna Corp. has no facilities. Phazar Antenna Corp. uses the facilities of Antenna Products Corporation in Mineral Wells, Texas.

Thirco, Inc. owns a fifty-acre test site in Mineral Wells, Texas. The site includes three buildings with 28,000 square feet of space. The space is currently being leased to Antenna Products Corporation for test activity with some storage of inventory. The two larger buildings, if needed, are suitable with rearrangement and some conversion expense, for additional manufacturing utilization.

Item 3.  Legal Proceedings.

None required by this item.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal year 2007.

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

                                          BID
Quarter Ended                    High             Low

August 2005                          31.39            15.76
November 2005                        20.74             8.63
February 2006                        22.18             9.93
May 2006                             17.25             8.75

August 2006                          11.46             6.53
November 2006                         7.80             4.65
February 2007                         8.65             5.65
May 2007                              7.27             5.24

Holders

At July 18, 2007, there were approximately 2,246 holders of record of common stock.

Dividends

PHAZAR CORP has never paid a regular cash dividend on common stock and has no plans to institute payment of regular dividends.

Recent Sales of Unregistered Securities

As partial consideration for attending the PHAZAR CORP Board of Directors' meetings, Gary W. Havener, Clark D. Wraight, James Miles, James Kenney and R. Allen Wahl each received 800 shares of PHAZAR CORP common stock. Dennis Maunder received 600 shares and Vernon Bryant, Jr. received 400 shares of PHAZAR common stock. Also, as partial consideration for attending the PHAZAR CORP audit committee meetings, James Miles received an additional 300 shares of PHAZAR CORP common stock. James Kenny and R. Allen Wahl each received an additional 500 shares of PHAZAR CORP common stock. Dennis Maunder and Vernon Bryant, Jr. each received an additional 200 shares of PHAZAR CORP common stock. Each Director agreed to hold the shares for investment and not for further distribution. The certificates representing the shares bear a legend restricting transfer without compliance with the registration requirements of the Federal Securities Act of

1933 or in reliance upon an applicable exemption  therefrom.  PHAZAR CORP relied
on  section  4(2)  of  the   Securities  Act  of  1933  as  its  exemption  from
registration.

The following table presents selected financial data of PHAZAR CORP. This historical data should be read in conjunction with consolidated financial statements and the related notes thereto in Item 7.

                           FISCAL YEAR ENDING MAY 31
                           -------------------------
                                                    2007              2006
                                               -------------     -------------
Net sales                                      $  5,220,868      $  9,488,813
Net income (loss)                              $   (303,040)     $  1,102,681

Net income (loss) per share                    $      (0.13)     $       0.49

Total assets                                   $  7,588,883      $  7,764,819

Long term debt                                            -      $          -

Dividends                                      $       0.00      $       0.00

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

PHAZAR CORP is primarily a build-to-order company. As such, most United States government and commercial orders are negotiated firm-fixed price contracts. PHAZAR CORP's sales to major customers at May 31, 2007, as a percentage of total sales were United States Government 21%, Thales ATM, Inc. (a prime contractor to the Federal Aviation Administration for Instrument Landing Systems) 11% and Halliburton Energy Services, Inc. 7%.

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

Results of Operations

Year ended May 31, 2007 ("2007") compared with year ended May 31, 2006 ("2006")

PHAZAR CORP's consolidated sales from operations were $5,220,868 in 2007, compared to consolidated sales from operations of $9,488,813 in 2006. PHAZAR CORP recorded a net loss of $303,040 in 2007, compared to a net profit of $1,102,681 in 2006.

PHAZAR CORP's loss was the result of lower sales of both military and commercial product lines combined with an increase in research and development and bid and proposal costs for the development and marketing of the new mesh radio wireless networking product line that will launch in FY2008.

Orders increased in both military and commercial markets from a total of $6.3 million in 2006 to $7.7 million in 2007. This resulted in an ending backlog of firm orders at May 31, 2007, of $3.5 million, up from the prior year-end backlog of $1.2 million.

Cost of sales and contracts for the operations and gross profit for fiscal year 2007, were $3.10 million and $2.12 million, respectively. For the same period in 2006, cost of sales and contracts for the operations and gross profit were $6.12 million and $3.37 million, respectively. The gross profit margin for the operations for fiscal year 2007, was 41% compared to 36% in 2006. The increase in gross margin is due to the mix of products sold in 2007. Sales and Administration expenses were $2.73 million in 2007, compared to $1.81 million in 2006. When expressed as a ratio to sales, sales and administration expenses were 52% of sales in 2007, compared to 19% in 2006. Sales and administration expenses increased when marketing expenses increased due to additional advertising and show expenses and when research and development costs increased to develop the new mesh radio product line. A decrease in labor charges to contract work orders and an increase in charges to overhead accounts also contributed to the increase in sales and administrative expenses. The Company had an operating loss of $613,786 in 2007, compared to an operating profit of $1,556,148 in 2006 due to the higher sales and administrative expenses and slow sales in the fourth quarter. Bid and proposal activities and discretionary product development spending totaled $752,476, or 14.4% of sales in 2007. The level of expenditures for bid and proposal activities and discretionary product development spending as a ratio to sales is expected to return to a level that is more in line with historical costs in 2008. This compares to $373,395 or 3.9% of sales in 2006. Interest expense in fiscal year 2007 and 2006 was $0.

The loss from operations before income taxes was $454,098 in 2007, compared to a pre-tax income of $1,686,949 in 2006.

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

Product Warranties

PHAZAR CORP's management estimates accrued warranty expense based on warranty work received but not performed and on analysis of historical trends including actual expense as a percent of sales. Changes in accrued warranty liability for the years ended May 31, are as follows:

                                                           2007       2006
                                                        ---------- ----------
Beginning balance                                       $  41,792  $  99,329
Cost incurred for rework                                  (48,592)   (12,472)
Accrual for current year estimate                          68,376     41,792
Change in accrued estimate                                  6,800    (86,857)
                                                        ---------  ---------
Ending balance                                          $  68,376  $  41,792
                                                        =========  =========

Liquidity and Capital Resources

Funds generated from operations are the major internal sources of liquidity and are supplemented by funds derived from capital markets, principally bank facilities. PHAZAR CORP has a $1.0 million revolving demand line of credit with a bank. The credit line is regulated under a borrowing base formula using inventories and accounts receivable as collateral. The interest rate is established as equal to Wall Street prime and is subject to a loan agreement with restrictive covenants. The most restrictive financial covenant requires PHAZAR CORP to maintain $2.0 million in tangible net worth and Antenna Products Corporation to maintain $1.0 million of working capital. At May 31, 2007, PHAZAR CORP had a tangible net worth of $7.2 million and Antenna Products had working capital of $3.1 million. As of May 31, 2007, Antenna Products Corporation had drawn $0 of the $1.0 million line of credit with $1.0 million of the borrowing base available and unused. The revolving credit line agreement was renewed with a $1.0 million limit on September 26, 2006 for a period of two years. PHAZAR CORP believes that its cash and the credit available at May 31, 2007, is sufficient to fund the Company's operations for at least 12 months.

Management of the operating subsidiaries evaluate the facilities and review equipment requirements for existing and projected contracts on a regular basis. An annual capital plan is generated by management and submitted to the Board of Directors for review and approval. In fiscal year 2007 there were no capital expenditures for new and replacement equipment. The Company anticipates that the existing facilities and equipment are adequate to handle the projected business in fiscal year 2008 and intends to limit the 2008 capital program to less than $100,000 for improvements and new equipment.

At May 31, 2007, PHAZAR CORP had cash and cash equivalents of $4,114,046. Deferred revenue at May 31, 2007, is $0.

The decrease in accounts receivable to $333,748 at May 31, 2007, from $461,485 at May 31, 2006, and the decrease in cash and cash equivalents from $4,548,698 at May 31, 2006, to $4,114,046 at May 31, 2007, reflects the lower business volume and the loss in fiscal year 2007. The Company is attempting to maximize its return on cash while looking for other opportunities. The backlog of orders was $3.5 million on May 31, 2007, compared to $1.2 million on May 31, 2006. Based on the number of inquiries received in the fourth quarter, sales of other products including instrument landing systems and commercial wireless antennas are expected to be soft in the first quarter of fiscal year 2008. The decrease in accounts payable and accrued expenses to $433,727 at May 31, 2007, from $506,578 at May 31, 2006, reflects the material purchased for contracts currently in production. Inventories increased to $1,703,164 at May 31, 2007, from $1,294,648 at May 31, 2006, due to the increase in work in process to $876,981 at May 31, 2007, from $516,251 at May 31, 2006, on items not scheduled to ship until the first quarter of fiscal year 2008.

Cash used by the operating activities in the year ended May 31, 2007, was $519,397 compared to cash provided by operations of $1,833,175 for the same period in 2006. $303,040 of cash used by operating activities at May 31, 2007, represented PHAZAR CORP's net loss compared to $1,102,681 net income at May 31, 2006.

Cash was not used in investing activities during the years ended May 31, 2007 and 2006.

Cash provided by financing activities in the year ended May 31, 2007, was $84,745 compared to cash provided by financing activities of $38,000 for the same period in 2006. The financing activities for the years ended May 31, 2007 and May 31, 2006 consisted primarily of proceeds from the exercise of stock options and the FIT benefit resulting from the exercise of stock options. At May 31, 2007 and May 31, 2006, PHAZAR CORP had no long-term debt.

Item 7.  Financial Statements.

PHAZAR CORP consolidated financial statements for the fiscal year ended May 31, 2007.


                                 C O N T E N T S


                                                                          Page

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets...........................................15

     Consolidated Statements of Operations.................................17

     Consolidated Statements of Shareholders' Equity.......................18

     Consolidated Statements of Cash Flows.................................19

     Notes to Consolidated Financial Statements............................21

                          PHAZAR CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             MAY 31, 2007, AND 2006

                                     ASSETS

                                                        2007         2006
                                                   ------------- -------------
CURRENT ASSETS
 Cash and cash equivalents                         $  4,114,046  $  4,548,698
 Accounts receivable:
  Trade, net of allowance for doubtful
   accounts of $7,021 in 2007, and 2006                 291,470       436,576
  United States Government                               42,278        24,909
 Inventories                                          1,703,164     1,294,648
 Prepaid expenses and other assets                       64,132        76,249
 Income taxes receivable                                229,373       172,427
 Deferred income taxes                                   54,836        41,442
                                                   ------------  ------------
 Total current assets                                 6,499,299     6,594,949

  Property and equipment, net                         1,052,766     1,168,620

  Identifiable intangible assets                              -         1,250

  Long-term deferred income tax                          36,818             -
                                                   ------------  ------------
TOTAL ASSETS                                       $  7,588,883  $  7,764,819
                                                   ============  ============












The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             MAY 31, 2007, AND 2006

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                        2007         2006
                                                   ------------- -------------
CURRENT LIABILITIES
 Accounts payable                                  $    128,579  $    182,792
 Accrued expenses                                       305,148       323,786
                                                   ------------  ------------
 Total current liabilities                              433,727       506,578
                                                   ------------  ------------
 Deferred income taxes                                        -         3,809
                                                   ------------  ------------
   Total long-term liabilities                                -         3,809
                                                   ------------  ------------
      Total liabilities                                 433,727       510,387
                                                   ------------  ------------
COMMITMENTS AND CONTINGENCIES                                 -             -

SHAREHOLDERS' EQUITY

Preferred stock, $1 par, 2,000,000
  shares authorized, none issued
  or outstanding, attributes to be
  determined when issued                                      -             -
Common stock, $0.01 par, 6,000,000
  shares authorized 2,308,128 and
  2,281,528 issued and outstanding                       23,082        22,816
 Additional paid in capital                           3,417,399     3,213,901
 Retained earnings                                    3,714,675     4,017,715
                                                   ------------  ------------
  Total shareholders' equity                          7,155,156     7,254,432
                                                   ------------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $  7,588,883  $  7,764,819
                                                   ============  ============







The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED MAY 31, 2007, AND 2006


                                                         2007         2006
                                                    ------------- -------------
Sales and contract revenues                         $  5,220,868  $  9,488,813
Cost of sales and contracts                            3,099,897     6,119,624
                                                    ------------  ------------
  Gross Profit                                         2,120,971     3,369,189

Sales and administration expenses                      2,734,757     1,813,041
                                                    ------------  ------------
  Operating Profit (loss)                               (613,786)    1,556,148
                                                    ------------  ------------
Other income (expense)
   Interest income                                        55,635        82,154
   Other income                                          104,053        48,647
                                                    ------------  ------------
Total other income                                       159,688       130,801
                                                    ------------  ------------
Income (loss) from operations before
  income taxes                                          (454,098)    1,686,949

Income tax provision (benefit)                          (151,058)      584,268
                                                    ------------  ------------
Net income (loss)                                   $   (303,040) $  1,102,681
                                                    ============  ============
Basic earnings (loss) per common share              $      (0.13) $       0.49
                                                    ============  ============
Diluted earnings (loss) per common share            $      (0.13) $       0.48
                                                    ============  ============






The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       YEARS ENDED MAY 31, 2007, AND 2006

                      Common Stock
                      ------------   Additional
                    Number            Paid In    Retained
                  of Shares  Amount   Capital    Earnings     Total
                  --------- -------- ---------- ---------- ----------
BALANCE,
 MAY 31, 2005     2,256,028 $ 22,561 $3,035,164 $2,915,033 $5,972,758

Stock issued
 to Directors         5,500       55     77,269          -     77,324

Stock options
 exercised           19,000      190     37,810          -     38,000

Stock based
 payment              1,000       10      9,210          -      9,220

Tax benefit for
 employee stock
 options                  -        -     54,448          -     54,448

Net income                -        -          -  1,102,681  1,102,681
                  --------- -------- ---------- ---------- ----------
BALANCE,
 MAY 31, 2006     2,281,528   22,816  3,213,901  4,017,715  7,254,432

Stock issued
 to Directors         6,600       66     42,655          -     42,721

Stock based
 compensation             -        -     76,298          -     76,298

Stock options
 exercised           20,000      200     39,800          -     40,000

Tax benefit for
 employee stock
 options                  -        -     44,745          -     44,745

Net income (loss)         -        -          -   (303,040)  (303,040)
                  --------- -------- ---------- ---------- ----------
BALANCE,
 MAY 31, 2007     2,308,128 $ 23,082 $3,417,399 $3,714,675 $7,155,156
                  ========= ======== ========== ========== ==========





The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED MAY 31, 2007, AND 2006

                                                         2007         2006
                                                    ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                   $   (303,040) $  1,102,681
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                          115,854       122,092
   Amortization                                            1,250         5,000
   Stock based compensation                              119,019       131,772
   Stock based payment                                         -         9,220
   Tax benefit for employee stock options                (44,745)
   Deferred federal income tax                           (54,021)        5,576
   Changes in assets and liabilities:
     Accounts receivable                                 127,737       201,613
     Inventory                                          (408,516)      770,891
     Income taxes receivable                             (12,201)     (172,427)
     Prepaid expenses                                     12,117        (1,971)
     Accounts payable                                    (54,213)       10,516
     Accrued expenses                                    (18,638)     (297,132)
     Income taxes payable                                      -       (54,656)
                                                    ------------  ------------
   Net cash provided (used) by operating activities     (519,397)    1,833,175
                                                    ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                            -             -
                                                    ------------  ------------
   Net cash used in investing activities                       -             -









The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED MAY 31, 2007, AND 2006

                                                         2007         2006
                                                    ------------- -------------

CASH FLOWS FROM FINANCING ACTIVIITES:
 Proceeds from exercise of stock options            $     40,000  $     38,000
 FIT benefit-stock options exercised                      44,745             -
                                                    ------------  ------------
   Net cash provided by financing activities              84,745        38,000
                                                    ------------  ------------
   Net increase (decrease) in cash
     and cash equivalents                               (434,652)    1,871,175

CASH AND CASH EQUIVALENTS, beginning of year        $  4,548,698  $  2,677,523
                                                    ------------  ------------
CASH AND CASH EQUIVALENTS, end of year              $  4,114,046  $  4,548,698
                                                    ============  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid during the period for:

    Interest (none capitalized)                     $          -  $          -
                                                    ============  ============
    Income taxes                                    $    100,000  $    740,000
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

     Following is a schedule of the Company's sales to major customers at May 31, as a percentage of total sales:
                                                        2007         2006
                                                        ----         ----
        BAE SYSTEMS                                       4%          50%
        Federal Government                               21%          11%
        Thales ATM, Inc.                                 11%           5%

     At May 31, 2007, and 2006, trade receivables from four customers comprised approximately 59% and 60%, respectively, of the trade receivable balance at those dates.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation

     The consolidated  financial  statements include the accounts of the Company
     and  its   subsidiaries.   All   significant   intercompany   balances  and
     transactions are eliminated in consolidation.

   Sales and Contract Revenues and Related Costs - Antennas

     Antenna Products Corporation manufactures and markets standard and custom antennas, wireless mesh network solutions, guyed and self-supported towers, support structures, masts and communication accessories worldwide. Customers include the U.S. Government, military and civil agencies, U.S. Government prime contractors and commercial clients. Examples of Antenna Products Corporation's U.S. Government products include tactical military mesh radio wireless networking systems, ground to air collinear antennas, instrument landing antennas and towers, fixed system multi-port antenna arrays, tactical quick erect antennas and masts, shipboard antenna tilting devices, transport pallets, surveillance antennas, antenna rotators, positioners and controls, and high power broadcast baluns. Examples of the Company's commercial products (Phazar Antenna Corp.) include first responder emergency mesh radio systems, commercial mesh radio systems, panel, sector, omnidirectional and closed loop PCS antennas; WiMax Antennas, automatic meter reading (AMR), cellular, paging and yagi antennas, guyed towers and self supported towers.

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

Research and Development Costs

     Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the years ended May 31, 2007, and 2006, were approximately $316,000 and $283,000, respectively.

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

     SFAS 123(R) permits public companies to adopt using one of two methods: 1) a "modified Prospective" method in which compensation cost is recognized beginning with the effective date. 2) a "modified retrospective" method which includes the requirements of the modified prospective method, but also permits entities to restate based on the amounts previously disclosed as pro-forma under SFAS 123. The Company adopted SFAS 123(R) based on the modified prospective method effective June 1, 2006. Stock-based compensation amounts recognized under SFAS 123(R) in the twelve months ended May 31, 2007 were approximately $119,019.

     SFAS 123(R) also requires that the benefits associated with the tax deductions in excess of recognized compensation cost will be reported as a financing cash flow, rather than as an operating cash flow as previously required. This requirement will reduce net operating cash flows and increase net financial cash flows in periods after the effective date.

     Prior to June 1, 2006, the Company recorded stock based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", which requires compensation cost to be measured at the date of grant based on the intrinsic value of the options granted. The intrinsic value of an option is equal to the difference between the market price of the common stock on the date of grant and the exercise price of the option.

     On May 30, 2006, the Board approved options to purchase 50,000 shares of common stock for $9.22 per share, the market price of the stock on that date, to an employee. The options vest over five years. No compensation expense was recognized for fiscal 2006. Compensation expense of $76,298 and related tax benefit of $25,941 was recognized during fiscal 2007 for the 10,000 options that vested during the period.

     There was no pro-forma effect on net income, earnings per share or fully diluted earnings per share from adoption of SFAS 123 (R) for 2006.

Shares, Per Share Data, Earnings Per Share, and Stock Split, and Common Stock Par Value

     Earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Weighted average shares outstanding were 2,295,855 and 2,263,094 for the years ended May 31, 2007, and 2006, respectively.

Dilutive effect of stock options outstanding for the year ended May 31, 2007, and May 31, 2006, are computed as follows:
                                                         2007         2006
                                                    ------------- -------------
Numerator:
  Net income (loss)                                 $   (303,040) $  1,102,681
                                                    ------------  ------------
  Numerator for basic and diluted
  earnings per share                                    (303,040)    1,102,681

Denominator:
  Weighted-average shares outstanding-basic            2,295,855     2,263,094

Effect of dilutive securities:
  Stock options                                                -        42,364
                                                    ------------  ------------
Dilutive potential common shares                               -        42,364
                                                    ------------  ------------
  Denominator for diluted earnings per share-
  Weighted-average shares                              2,295,855     2,305,458
                                                    ============  ============
  Basic earnings per share                          $      (0.13) $       0.49
                                                    ============  ============
  Diluted earnings per share                        $      (0.13) $       0.48
                                                    ============  ============

Deferred Revenue

     Payments which are received in advance of the completion of the related phase of a contract are recorded as deferred revenue when received. Revenue is recognized when earned based on cost incurred to date plus estimated profit margin in relation to the total estimated cost plus profit margin on the entire project. Estimated losses will be recognized in their entirety when they become apparent. Deferred revenue recorded at each of the years ended May 31, 2007, and May 31, 2006, is $0.

Shipping and Handling Costs

     The Company includes all shipping and handling costs together with cost of sales on the accompanying statements of operations.

New Accounting Pronouncements

     In May, 2005, the Financial Accounting Standards Board (FASB) issued revised Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error corrections," a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement applies to all voluntary changes in accounting principle, and requires retrospective application to prior periods' financial statements for changes in accounting principle. SFAS No. 154 became effective for the Company in fiscal year 2007. SFAS 154 will only impact our financial statements only if we voluntarily change an accounting principle or correct an error in previously issued statements.

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

NOTE 3.  INVENTORIES

     The major components of inventories are as follows:

                                                       2007          2006
                                                   ------------- -------------
      Raw materials                                $    533,972  $    466,001
      Work in process                                   876,981       516,251
      Finished goods                                    292,211       312,396
                                                   ------------  ------------
      Total inventories                            $  1,703,164  $  1,294,648
                                                   ============  ============

     Certain allocable overhead costs such as depreciation, insurance, property taxes and utilities are included in inventory based upon percentages developed by the Company. The aggregate amount of these costs included in inventory during the years ended May 31, 2007, and May 31, 2006, were $559,774 and $433,978, respectively.

     All of the above stated inventories are that of the operating Subsidiary, Antenna Products Corporation. No other Subsidiaries carry inventory.

NOTE 4.  PROPERTY AND EQUIPMENT

     The following is a summary of the  Company's  property and equipment at May
     31:

                                    Estimated
                                    Useful Life       2007           2006
                                    -----------  -------------  -------------
      Land                                       $    375,136   $    375,136
      Buildings and improvements    15-30 years     1,873,217      1,873,217
      Machinery and equipment          10 years     3,402,145      3,402,145
      Automobiles and equipment         3 years       106,898        106,898
      Office furniture and fixtures    10 years       454,266        454,266
                                                 ------------   ------------
                                                    6,211,662      6,211,662
      Less accumulated depreciation                 5,158,896      5,043,042
                                                 ------------   ------------
      Net property and equipment                 $  1,052,766   $  1,168,620
                                                 ============   ============

NOTE 5.  INTANGIBLE ASSETS
                                                      2007           2006
                                                 -------------  -------------
Included in intangible assets at
May 31 are the following:
     Noncompete agreements (Phazar Antenna Corp.)$     60,000   $     60,000
     Patents, copyrights and other                    389,593        389,593
                                                 ------------   ------------
        Intellectual property (Phazar Antenna Corp.)  449,593        449,593

               Accumulated amortization              (449,593)      (448,343)
                                                 ------------   ------------
                                                 $          0   $      1,250
                                                 ============   ============

     Patents, copyrights and other intellectual property are being amortized on the straight-line basis over a weighted average five-year period. Non-compete agreements are being amortized on the straight-line basis over weighted average three and one third year contractual basis.

     Aggregate amortization expense for the year ended May 31, 2007, was $1,250. Aggregate amortization expense for next year is as follows:

         2008                                                             $0

NOTE 6.  NOTES PAYABLE

     At May 31, 2007, and 2006, notes payable consist of a revolving note payable to a bank, with a maximum amount not to exceed the lesser of $1,000,000 or a calculated borrowing base determined by a formula based upon the amount of certain qualified receivables and inventories as defined in the loan agreement. Amount available under the revolving note at May 31, 2007, and May 31, 2006 was $1,000,000.

     Interest is payable monthly at the prime rate (8.25% and 8.0% at May 31, 2007, and 2006, respectively) until September 30, 2008, when any unpaid principal and interest shall be due. Borrowings under the revolving note payable are collateralized by accounts receivable and inventories. Under the agreement, the Company must maintain minimum net worth of $2,000,000 and working capital of $1,000,000.

NOTE 7.  LONG-TERM DEBT

     At May 31, 2007, and May 31, 2006, PHAZAR CORP had no long-term debt.

NOTE 8.  INCOME TAXES

     Components of the income tax provision are as follows:
                                                         2007          2006
                                                    ------------- -------------
     Federal income taxes at statutory rate
       on income before income taxes                $   (154,643) $    569,711

     State income taxes statutory rate                     1,143         3,851

     Non-deductible expenses and other                    (2,442)       10,706
                                                    ------------  ------------
      Total provision (benefit)                     $   (151,058) $    584,268
                                                    ============  ============
      Deferred portion of provision                      (54,021)        5,576
      Current portion of provision                       (97,037)      578,692
                                                    ------------  ------------
      Total provision (benefit)                     $   (151,058) $    584,268
                                                    ============  ============

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                         2007          2006
                                                    ------------- -------------
     Deferred tax assets:
       Accounts receivable, due to allowance
         for doubtful accounts                      $      2,387  $      2,387
       Accrued expenses, due to warranty accrual          23,248        14,209
       Accrued expenses, due to vacation accrual          29,201        24,845
       Intangible assets, due to difference in
         amortization                                     77,281        86,144
       Compensation, stock options vested                 25,942             -
                                                    ------------  ------------
     Total deferred tax assets                      $    158,059  $    127,585

     Deferred tax liabilities:

       Property and equipment, principally due
        to difference in depreciation               $    (66,405) $    (89,952)
                                                    ------------  ------------
      Total deferred tax liabilities                $    (66,405) $    (89,952)
                                                    ------------  ------------
          Net deferred tax assets                   $     91,654  $     37,633
                                                    ============  ============

     The net deferred tax assets are classified on the balance sheet as follows:

          Current deferred tax assets               $     54,836  $     41,442
          Long-term deferred tax assets (liabilities)     36,818        (3,809)
                                                    ------------  ------------
          Net deferred tax assets                   $     91,654  $     37,633
                                                    ============  ============

NOTE 9.  COMMITMENTS AND CONTINGENCIES

     The Company has adopted an employee profit sharing plan under Section 401(k) of the Internal Revenue Code. All employees with a minimum of one year of employment are eligible to participate. The Company will match employee contributions for an amount up to 3% of each employee's salary if certain earnings requirements are met. Contributions are invested at the direction of the employee in one or more funds. Company contributions vest after three years of service. Company contributions amounted to $0 and $65,609 for the years ended May 31, 2007, and May 31, 2006, respectively.

     Concentration of Credit Risk

         The Company deposits its cash primarily in deposit accounts with major banks. Certain cash deposits may occasionally be in excess of federally insured limits. The Company has not incurred losses related to its cash.

         The Company sells many of its products to the U.S. Government, both military and civil agencies, and prime contractors. Although the Company might be directly affected by the well being of the defense industry, management does not believe significant credit risk exists at May 31, 2007.

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

       Legal Proceedings

         During the year ended May 31, 2005, final and binding arbitration was finalized from litigation with two former employees. The arbitrator's ruling was for the Company to pay a settlement of approximately $100,000 to the two former employees. The settlement against the Company was included in accounts payable on the balance sheet at May 31, 2006.

       Product Warranties

         PHAZAR CORP's management estimates accrued warranty expense based on warranty work received but not performed and on analysis of historical trends including actual expense as a percent of sales.

         Changes in accrued warranty liability for the years ended May 31, are as follows:

                                                         2007         2006
                                                    ------------- -------------
          Beginning balance                         $     41,792  $     99,329
          Cost incurred for rework                       (48,592)      (12,472)
          Accrual for current year estimate               68,376        41,792
          Change in accrued estimate                       6,800       (86,857)
                                                    ------------  ------------
          Ending balance                            $     68,376  $     41,792
                                                    ============  ============

         The accrual for warranty reserve for 2008 was increased to cover the cost to complete the recall and modification of a safety sleeve product.

NOTE 10. STOCK OPTIONS

     In 2000, the board approved options to purchase 75,000 shares of common stock at $2.00 per share to an employee of the Company, of which 36,000 options have been exercised with 39,000 and 59,000 exercisable at May 31, 2007 and 2006, respectively. The options expire the earlier of November 20, 2007, or the employee's last day of employment.

     In 2006, the Board approved options to purchase 50,000 shares of common stock at $9.22 per share to an employee of the Company. The options are exercisable pro-rata over a five year period. No options have been exercised and 10,000 and 0 options are exercisable at May 31, 2007 and 2006, respectively. The options expire between May 29, 2012 and May 29, 2016, or the earlier of the employee's last day of employment.

     In 2007, the Board did not grant any stock options.

     A summary of the status of the Company's stock option plan as of May 31, 2007, and May 31, 2006 and changes for the years then ended are as follows:

                                                               Weighted
                                                               Average
                                                               Exercise
                                                      Shares   Price
                                                      -------  --------
         Outstanding at May 31, 2005                   78,000      2.00
                        Granted                        50,000      9.22
                        Exercised                      19,000      2.00
                        Forfeited                           -         -

         Outstanding at May 31, 2006                  109,000      5.31
                        Granted                             -         -
                        Exercised                      20,000      2.00
                        Forfeited                           -         -

         Outstanding at May 31, 2007                   89,000      6.06
                                                      =======  ========
         Exercisable at May 31, 2007 and May 31, 2006  49,000    59,000
                                                      =======  ========
         -------------------------------------------------

         Weighted averaged remaining
           Contractual life (in years) 2000 and 2006
           plans at May 31, 2007 and May 31, 2006        4.15      4.48
                                                      =======  ========

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 8A.  Controls and Procedures

As of May 31, 2007, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of May 31, 2007. There has not been any change in the Company's internal controls during the Company's last fiscal quarter that has materially affected or is reasonably likely to materially affect internal controls over financial reporting as of May 31, 2007.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant.

                                                                   Director
Name                Age  Principal Occupation                      Since
----                ---  --------------------                      -----
James Miles         64   President and Chief Executive Officer,
                         PHAZAR CORP; Sole Director Antenna
                         Products Corp., Phazar Antenna Corp.,
                         Tumche Corp. and Thirco, Inc., subsidiaries of
                         PHAZAR CORP; President, Tumche Corp.,
                         Thirco, Inc.  Past Vice President and General
                         Manager, GTE Media Ventures; Past President,
                         Contel of California                      November 1999

Gary W. Havener     66   President, Sinan Corp.; Past Chief Executive
                         Officer, PHAZAR CORP                      January 1992

Clark D. Wraight    63   Vice President and Secretary, Treasurer,
                         PHAZAR CORP; President and General
                         Manager, Antenna Products Corp. and
                         Phazar Antenna Corp.; Vice President,
                         Tumche Corp. and Thirco, Inc.; Secretary/
                         Treasurer, Tumche Corp., Thirco, Inc.,
                         and Phazar Antenna Corp.                  October 1996

R. Allen Wahl       79   Independent Business Consultant and
                         Past President & COO of Valmont
                         Industries                                October 1999

James Kenney        66   Account Executive, Baldwin Anthony
                         Securities, Inc.  Past Executive Vice
                         President and Owner, San Jacinto
                         Securities, Inc.                          November 1999

Dennis Maunder      56   Past Chief Financial Officer, Shared
                         Technologies, Inc.; Controller, Allegiance
                         Telecom, Inc.                             October 2006

Vernon Bryant, Jr.  65   Cotton Creek Management, LLC, President;
                         BBM Investments, Partner; Blinded by the
                         Skylight Ltd., Ltd. Partner; Past President,
                         CEO and Director, Texas Bank; Past Vice
                         President and Director Texas Banc Holding
                         Company                                   October 2006

     Mr. Miles currently serves as President and CEO of PHAZAR CORP and President of Tumche Corp. and Thirco, Inc. Mr. Miles also serves as sole director of Antenna Products Corporation, Phazar Antenna Corp., Tumche Corp. and Thirco, Inc. Mr. Miles served as Vice President and General Manager of GTE Media Ventures, a cable television design and operations company, from 1994 until 1999 and as President of Contel of California, a telecommunications company from 1984 until 1996. Mr. Miles was a Director of Desert Community Bank until 1994. Mr. Miles retired in 1999 and has been involved in personal financial activities for the past eight years.

     Mr. Havener served as the President of PHAZAR CORP from January 1992 until October 1999. Mr. Havener served as the President of Antenna Products Corporation from January 1996 until April 1999. Mr. Havener served as President and CEO of PHAZAR CORP and President of Tumche Corp. and Thirco, Inc. from June 2000 until October 2006. Mr. Havener also served as sole director of Antenna Products Corporation, Phazar Antenna Corp., Tumche Corp. and Thirco, Inc. until October 2006. Since December 1984, Mr. Havener has served as the President of Sinan Corp., an investment company. Sinan Corp. is not a parent, subsidiary or affiliate of the Company.

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

     Mr. Wahl was President and COO of Valmont Industries until 1985. The principal business of Valmont Industries is manufacturing steel tubular poles and towers for the lighting, electrical transmission and communication industries. Mr. Wahl has been an independent business consultant since 1985.

     Mr. Kenney currently serves as an account executive at Baldwin Anthony Securities Inc. since February, 2007. Mr. Kenney served as Executive Vice President and owner of San Jacinto Securities , an institutional stock brokerage firm from 1993 until 2007.

     Mr. Maunder served as Vice President, Controller of Allegiance Telecom, Inc., from September 1997 through February 2000. Allegiance Telecom, Inc. was a local exchange carrier, essentially a telephone company. In June, 2002, Allegiance Telecom acquired Shared Technologies Inc. In May 2003, Allegiance Telecom and its subsidiaries, including Shared Technologies Inc. filed Chapter 11 bankruptcy. In the spring of 2004, Shared Technologies Inc. under an approved plan of reorganization emerged from bankruptcy. Mr. Maunder served as the Chief Financial Officer of Shared Technologies Inc., a nationwide supplier of telecommunications equipment from March 2004 until October 2006. Mr. Maunder is currently active in livestock breeding; participating in charitable pursuits; and investing activities.

     Mr. Bryant serves as President of Cotton Creek Management, LLC; Partner, BBM Investments; and Ltd. Partner, Blinded by the Skylight Ltd. Mr. Bryant has served as Past President, CEO and Director, Texas Bank; Past Vice President and Director Texas Banc Holding Company from April, 1989 until July 2006.

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

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended May 31, 2007, all Section 16(a) filing requirements applicable to its officers, directors and ten-percent shareholders have been filed.

Item 10. Executive Compensation.

The following table provides certain summary information concerning compensation awarded to, earned by or paid to the Chief Executive Officer and other named executive officers and directors of the Company whose total annual salary exceeded $100,000 (collective, the "named officers") for fiscal year ended May 31, 2007.

                           SUMMARY COMPENSATION TABLE

Name & Principal Position   Fiscal     ---------- Annual Compensation ----------
-------------------------    Year                                 Other Annual
                         Ended May 31  Salary ($)   Bonus ($)   Compensation ($)
                         ------------  ----------   --------    ----------------
James Miles
  President and CEO          2007      $      0     $      0     $    60,591(1)
                                                                 $    10,128(2)

Clark D. Wraight
  Vice President             2007      $      0     $      0     $   134,197(3)

Clark D. Wraight
  Vice President             2006      $      0     $      0     $   129,043(3)

Clark D. Wraight
  Vice President             2005      $      0     $      0     $   123,813(3)

Gary W. Havener              2007      $      0     $      0     $    37,409(1)
  Past President and CEO

Gary W. Havener              2006      $      0     $      0     $    98,000(1)
  President and CEO

Gary W. Havener              2005      $      0     $      0     $    98,000(1)
  President and CEO

        (1)     Directors Fee - Sole Director, Antenna Products Corporation
        (2)     Interim Housing Reimbursement
        (3)     Annual Compensation - President, Antenna Products Corporation


COMPENSATION OF DIRECTORS

Compensation for PHAZAR CORP Board members is set at $500 plus 200 shares of PHAZAR CORP common stock for each board meeting attended.

Compensation for PHAZAR CORP audit committee member is set at $250 plus 100 shares of PHAZAR CORP common stock for each audit committee meeting attended.

The following table provides certain summary information with respect to the named director, compensation information inclusive of fees paid to and shares awarded to, all directors of the Company for fiscal year ended May 31, 2007.

                       Fees
                      Earned
                        or                  Non-Equity
                       Paid                 Incentive    Nonqualified
                        in   Stock  Option    Plan         Deferred       All Other
                       Cash  Awards Awards Compensation  Compensation   Compensation   Total
Name                   ($)    ($)    ($)       ($)         Earnings         ($)         ($)
(a)                    (b)    (c)    (d)       (e)            (f)           (g)         (h)
-------------------- ------- ------- -----  ------------  -------------  ------------  --------
James Miles          $ 2,750 $ 7,539  $ 0      $  0        $      0      $       0     $ 10,289

Clark D. Wraight     $ 2,000 $ 5,120  $ 0      $  0        $      0      $       0     $  7,120

R. Allen Wahl*       $ 3,250 $ 8,717  $ 0      $  0        $      0      $       0     $ 11,967

James Kenney*        $ 3,250 $ 8,717  $ 0      $  0        $      0      $       0     $ 11,967

Gary W. Havener      $ 2,000 $ 5,120  $ 0      $  0        $      0      $       0     $  7,120

Dennis Maunder*      $ 2,000 $ 4,604  $ 0      $  0        $      0      $       0     $  6,604

Vernon Bryant, Jr.*  $ 1,250 $ 2,903  $ 0      $  0        $      0      $       0     $  4,153

*Member of Audit Committee

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table set forth the beneficial ownership of the Company's Common Stock as of July 18, 2007, (a) by each director, (b) by the named executive officers, and (c) by all persons known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock and (d) all directors and executive officers as a group.

Name and Address               Shares Owned Directly    Percent of
of Beneficial Owners (1)       and Indirectly           Class (2)
------------------------       ---------------------    ---------
James Miles                         4,300                  .19%
420 Private Rd. 52363
Pittsburg, TX 75686

Gary W. Havener   (3)
Sinan Corp.                       103,400                 4.46%
P.O. Box 121697
Ft. Worth, TX 76121

R. Allen Wahl                       4,400                  .19%
13 Collinway Place
Dallas, TX 75230

Clark D. Wraight
Antenna Products Corporation       80,000                 3.45%
101 S.E. 25th Ave.
Mineral Wells, TX 76067


James Kenney                        3,700                  .16%
4131 N. Central Expressway
Suite 930
Dallas, TX 75204

Dennis Maunder                        800                  .04%
401 Baker Cutoff Rd.
Weatherford, TX 76087

Vernon Bryant, Jr.                    500                  .02%
1712 Carleton Avenue
Fort Worth, TX 76107
------------------------       ---------------------    ---------
All directors and officers        197,100                 8.50%
of PHAZAR CORP
as a group (Seven Persons)

     (1) The persons named herein have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and subject to the Texas laws for personal holding companies, as applicable.

     (2) Based on total outstanding shares of 2,318,128 as of July 18, 2007

     (3) Sinan Corp., wholly owned by Mr. Havener and his children, owns of record 100,000 of these shares representing 4.31% of the total outstanding shares. Mr. Havener as President of Sinan Corp. has sole voting and investment power with respect to all shares of common stock shown as beneficially owned by Sinan Corp.

Item 12. Certain Relationships and Related Transactions.

None

Item 13. Exhibits and Reports on Form 8-K.

(a)      The following documents are filed as part of this report:

     1. Financial Statements. The following consolidated statements of PHAZAR CORP and subsidiaries and related notes are presented in Item 7:

         Consolidated Balance Sheets - May 31, 2007, and 2006

         Consolidated Statements of Operations - Years Ended May 31, 2007, and 2006

         Consolidated Statement of Shareholders' Equity - Years Ended May 31, 2007, and 2006

         Consolidated Statements of Cash Flows - Years Ended May 31, 2007, and 2006

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

                 BAE SYSTEMS ATI Subcontract dated June 14, 2005, incorporated by reference to the like numbered exhibit in the Registrant's quarterly report on Form 10-QSB for the fiscal quarter ended August 30, 2005, filed on October 10, 2005

                 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers, dated October 19, 2006 incorporated by reference to the like numbered exhibit in the Registrant's Form 8-K filed on October 23, 2006

         14.1 Code of Ethics and Business Conduct for the Senior Executive Officers and Senior Financial Officers incorporated by reference to the like numbered exhibit in the registrant's annual report on form 10-KSB for the fiscal year ended May 31, 2004, filed on August 6, 2004

         15.     Independent Auditor's Report dated August 23, 2007

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

         On October 23, 2006, the registrant filed a Form 8-K for the purpose of disclosing the Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

Item 14.  Principal Accountant Fees and Services.

AUDIT FEES

General

     During fiscal year 2007, the Company paid Weaver & Tidwell, L.L.P. fees in the aggregate amount of approximately $66,280. Of this amount, approximately $57,300 were fees for the fiscal year 2006 year end audit and quarterly services for fiscal year 2007.

Financial Information Systems Design and Implementation Fees

     Weaver & Tidwell, L.L.P. did not render any services related to financial information systems design and implementation during fiscal year 2007.

All Other Fees

     Weaver & Tidwell, L.L.P. rendered other services consisting primarily of tax consulting, due diligence assistance and audits of the Company's other entities within the consolidated group for statutory filing purposes. Aggregate fees billed for all other services rendered by Weaver & Tidwell, L.L.P. for fiscal year 2007 were $8,980.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  August 22, 2007

                                   PHAZAR CORP


                                   /s/ James Miles
                                   --------------------------------
                               BY: James Miles
                                   Principal Executive Officer and Director


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title                         Date
---------                         -----                         ----

/s/ Clark D. Wraight
-------------------------------   Principal Financial           August 22, 2007
Clark D. Wraight                  Officer and Principal
                                  Accounting Officer
                                  and Director

/s/ Gary W. Havener
-------------------------------   Director                      August 22, 2007
Gary W. Havener


/s/ James Kenney
-------------------------------   Director                      August 22, 2007
James Kenney


/s/ R. Allen Wahl
------------------------------    Director                      August 22, 2007
R. Allen Wahl


/s/ Dennis Maunder
------------------------------    Director                      August 22, 2007
Dennis Maunder


/s/ Vernon Bryant, Jr.
------------------------------    Director                      August 22, 2007
Vernon Bryant, Jr.

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

                 BAE   SYSTEMS  ATI   Subcontract   dated   January  25,   2005,
                 incorporated by reference to the registrant's Form 8-K filed on February 7, 2005

                 BAE SYSTEMS ATI Subcontract dated June 14, 2005, incorporated by reference to the like numbered exhibit in the Registrant's quarterly report on Form 10-QSB for the fiscal quarter ended August 30, 2005, filed on October 10, 2005

Exhibit 14.1- Code of Ethics and Business Conduct for the Senior Executive Officers and Senior Financial Officers incorporated by reference to the like numbered exhibit in the registrant's annual report on form 10-KSB for the fiscal year ended May 31, 2004, filed on August 6, 2004.

Exhibit 15. -    Independent Auditor's Report dated August 23, 2007.

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