Form 10QSB
period 2007-08-31
PHAZAR CORP
filed 2007-10-12
CIK 724267

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 31, 2007

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
       For the transition period from                to
                                      --------------    ---------------


                        Commission file number 0-12866
                                     -------


                                   PHAZAR CORP
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                        Delaware                                   75-1907070
-------------------------------------------------------------   ---------------
(State or other jurisdiction of incorporation or organization)  (IRS Employer
                                                             Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,328,928 as of August 31, 2007.

                          PHAZAR CORP AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB

                                                                         PAGE
PART 1     FINANCIAL INFORMATION                                         NUMBER

   Item 1. Financial Statements for PHAZAR CORP and Subsidiaries

               Consolidated Balance Sheets -                                3
               August 31, 2007 and May 31, 2007

               Consolidated Statements of Operations -                      5
               Three Months Ended August 31, 2007 and August 31, 2006

               Consolidated Statements of Cash Flows -                      6
               Three Months Ended August 31, 2007 and August 31, 2006

               Notes to Consolidated Financial Statements                   8

   Item 2.     Management's Discussion and Analysis of                      16
               Financial Condition and Results of Operation

   Item 3.     Controls and Procedures                                      19


PART II    OTHER INFORMATION

   Item 5.           Other Information                                      20

   Item 6.           Exhibits and Reports on Form 8-K                       20

                     Signature                                              22

                     Certifications

Item 1.  Financial Statements

                          PHAZAR CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                      August 31,     May 31,
                                                         2007         2007

                                                     (Unaudited)    (Audited)
                                                    ------------- -------------
CURRENT ASSETS
 Cash and cash equivalents                          $  3,613,014  $  4,114,046

 Accounts receivable:
  Trade, net of allowance for doubtful accounts
   of $7,021 as of August 31 and May 31, 2007            448,697       291,470
  United States Government                               585,750        42,278
 Inventories                                           2,013,351     1,703,164
 Prepaid expenses and other assets                        83,227        64,132
 Income taxes receivable                                 170,466       229,373
 Deferred income taxes                                    54,836        54,836
                                                    ------------  ------------
 Total current assets                                  6,969,341     6,499,299

 Property and equipment, net                           1,024,346     1,052,766

 Identifiable intangible assets                                -             -

 Long-term deferred income tax                            43,302        36,818
                                                    ------------  ------------
TOTAL ASSETS                                        $  8,036,989  $  7,588,883
                                                    ============  ============





The Notes to Consolidated Financial Statements are an integral part of these statements.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                      August 31,     May 31,
                                                         2007         2007
                                                     (Unaudited)    (Audited)
                                                    ------------- -------------
CURRENT LIABILITIES
 Accounts payable                                   $    287,843  $    128,579
 Accrued expenses                                        310,818       305,148
                                                    ------------  ------------
  Total current liabilities                              598,661       433,727
                                                    ------------  ------------
Deferred income taxes                                          -             -
                                                    ------------  ------------
   Total long-term liabilities                                 -             -
                                                    ------------  ------------
   Total liabilities                                     598,661       433,727

COMMITMENTS AND CONTINGENCIES                                  -             -

SHAREHOLDERS' EQUITY

Preferred Stock, $1 par, 2,000,000 shares
  authorized, none issued or outstanding,
  attributes to be determined when issued                      -             -
Common stock, $0.01 par, 6,000,000 shares
  authorized 2,328,928 and 2,308,128 issued
  and outstanding                                         23,290        23,082
Additional paid in capital                             3,524,121     3,417,399
Retained earnings                                      3,890,917     3,714,675
                                                    ------------  ------------
  Total shareholders' equity                           7,438,328     7,155,156
                                                    ------------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $  8,036,989  $  7,588,883
                                                    ============  ============





The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE PERIODS ENDED AUGUST 31, 2007 AND 2006
                                   (Unaudited)

                                                         Three Months Ended
                                                     August 31,     August 31,
                                                        2007           2006
                                                   -------------- -------------
Sales and contract revenues                        $   1,861,576  $  1,100,515
Cost of sales and contracts                            1,027,018       622,007
                                                   -------------  ------------
   Gross Profit                                          834,558       478,508

Sales and administration expenses                        621,011       697,113
                                                   -------------  ------------
   Operating Profit (loss)                               213,547      (218,605)
                                                   -------------  ------------
Other income (expense)
     Interest income                                      11,764        23,968
     Other income                                         31,896        42,837
                                                   -------------  ------------
Total other income                                        43,660        66,805
                                                   -------------  ------------
Income (loss) from operations before income taxes        257,207      (151,800)

Income tax provision (benefit)                            80,965       (51,612)
                                                   -------------  ------------
Net income (loss)                                  $     176,242  $   (100,188)
                                                   =============  ============
Basic earnings (loss) per common share             $        0.08  $      (0.04)
                                                   -------------  ------------
Diluted earnings (loss) per common share           $        0.08  $      (0.04)
                                                   =============  ============







The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE PERIODS ENDED AUGUST 31, 2007 AND 2006
                                   (Unaudited)
                                                         Three Months Ended
                                                     August 31,     August 31,
                                                        2007           2006
                                                   -------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                  $     176,242  $   (100,188)
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                           28,420        28,963
   Amortization                                                -           313
   Stock based compensation                               43,387        13,837
   Tax benefit for employee stock options                (28,543)            -
   Deferred federal income tax                            (6,484)            -
   Changes in assets and liabilities:
     Accounts receivable                                (700,699)     (167,991)
     Inventory                                          (310,187)      (46,532)
     Income taxes receivable                              87,450
     Prepaid expenses                                    (19,095)       (9,629)
     Accounts payable                                    159,264       (71,848)
     Accrued expenses                                      5,670        22,155
     Income taxes payable                                      -       (51,612)
                                                   -------------  ------------
   Net cash provided (used) by operating activities     (564,575)     (382,532)
                                                   -------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                           -             -
                                                   -------------  ------------
   Net cash used in investing activities                       -             -

The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE PERIODS ENDED AUGUST 31, 2007, AND 2006

                                                         Three Months Ended
                                                     August 31,     August 31,
                                                        2007           2006
                                                   -------------- -------------
CASH FLOWS FROM FINANCING ACTIVIITES:
  Proceeds from exercise of stock options          $      35,000  $          -
  FIT benefit-stock options exercised                     28,543             -
                                                   -------------  ------------
   Net cash provided by financing activities              63,543             -
                                                   -------------  ------------
   Net change in cash and cash equivalents              (501,032)     (382,532)

CASH AND CASH EQUIVALENTS, beginning of period     $   4,114,046  $  4,548,698
                                                   -------------  ------------
CASH AND CASH EQUIVALENTS, end of period           $   3,613,014  $  4,166,166
                                                   =============  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
 Cash paid during the period for:

   Interest (none capitalized)                     $           -  $          -
                                                   =============  ============
   Income taxes                                    $     100,000  $          -
                                                   =============  ============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                                     PART 1

NOTE 1   STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 31, 2007, the results of operations for the three months ended August 31, 2007 and August 31, 2006, and the cash flows for the three months ended August 31, 2007 and August 31, 2006. These results have been determined on the basis of United States generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's audited financial statements for its fiscal year ended May 31, 2007.

Earnings per share are computed by dividing net income available for common stock by the weighted average number of common shares outstanding during the year. Weighted average shares outstanding were 2,316,094 and 2,282,032 for the three months ended August 31, 2007 and 2006, respectively. Stock options outstanding at August 31, 2006 were not included in earnings per share because their effect would be anti-dilutive.

Dilutive effect of stock options outstanding for the period ended August 31, 2007, is computed as follows:

                                                                August 31, 2007
Numerator:
      Net income                                                 $     176,242
                                                                 -------------
      Numerator for basic and diluted earnings per share

Denominator:
      Weighted-average shares outstanding-basic                      2,316,094

Effect of dilutive securities:
      Stock options                                                     14,605
                                                                 -------------
Dilutive potential common shares                                        14,605
                                                                 -------------
Denominator for diluted earning per share-
      weighted-average shares                                        2,330,699
                                                                 =============
      Basic earnings per share                                   $        0.08
                                                                 =============
      Diluted earnings per share                                 $        0.08
                                                                 =============

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

SFAS 123(R) permits public companies to adopt its requirement using one of two methods: 1) a "modified Prospective" method in which compensation cost is recognized beginning with the effective date. 2) a "modified retrospective" method which includes the requirements of the modified prospective method, but also permits entities to restate based on the amounts previously recognized under SFAS 123. The Company adopted SFAS 123(R) based on the modified prospective method effective June 1, 2006. Stock-based compensation amounts for the three months ended August 31, 2007 were approximately $43,387. The tax benefit recognized for employee stock options during the three months ended August 31, 2007 was approximately $28,543.

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

In fiscal year 2006, the Board approved options to purchase 50,000 shares of common stock at $9.22 per share to an employee which was also the market price of the common stock on that date. Share based employee compensation cost, net of related tax effects, were not material for the three month period ended August 31, 2006. Compensation expense of $19,075 and related tax benefit of $6,485 was recognized in the three month period ended August 31, 2007.

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

The majority of Antenna Products Corporation's revenues come from fixed-price contracts, secured through a bidding process, for particular, custom ordered antenna production systems that Antenna Products Corporation builds according to the specifications of the customer. Except for inventory of standard products including small antennas, accessories and some towers in the amount of $268,139 at August 31, 2007, Antenna Products Corporation does not build and inventory equipment for future off the shelf sales. The sales volume for a particular antenna or antenna system is, therefore, a function of the fixed price contracts for build to order antennas or systems awarded to Antenna Products Corporation. However, a general product sales breakdown for fiscal year ended May 31, 2007 and the three months ended August 31, 2007, as a percentage of total sales are, as follows:

                                      For fiscal year     For three months
                                      ended May 31, 2007  ended August 31, 2007
                                      ------------------  ---------------------
Antenna Sales                                    4%                    8%

Shipboard Equipment Sales                        7%                    0%

Instrument Landing System Sales                 14%                    8%

Collinear Antenna Sales                         21%                   27%

Tower Sales                                      5%                   24%

Mast Sales                                       1%                    0%

Spares and Accessories Sales                    30%                   29%

Commercial Antenna Sales                        14%                    4%

BAE SYSTEMS Sales                                4%                    0%

Antenna Products Corporation's customer base is primarily government and government prime contractor focused, but this is slowly changing as Antenna Products Corporation continues to develop and market new commercial products. Antenna Products Corporation's market is international in scope. Antenna Products Corporation currently focuses on developing domestic and international markets. The specialized need of Antenna Products Corporation's customers and the technology required to meet those needs change constantly. Accordingly, Antenna Products Corporation stresses its engineering, installation, service and other support capabilities. Antenna Products Corporation uses its own sales and engineering staff to service its principal markets. Some of Antenna Products Corporation's contracts are large relative to total annual sales volume and, therefore, the composition of the customer base is different year to year. In 2007, the United States Government was the single largest customer, and accounted for 21% of the sales volume. Thales ATM was the second largest customer and accounted for 11% of total sales. Halliburton Energy Services, Inc. was the third largest customer and accounted for 7% of total sales. Orders for equipment in some of these product categories are in backlog and, therefore, the United States Government, Thales ATM, and the Halliburton Energy Services, Inc. are expected to be major clients again in 2008.

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

As discussed above, Antenna Products Corporation is primarily a build-to-order company and most manufacturing requirements are established on a contract basis. For this reason, the majority of the inventory is work in process. Approximately 13% of total inventory, $268,139 is currently maintained in stock for delivery to customers. Some raw materials are also inventoried to support customer delivery schedules. Antenna Products Corporation performs work for the United States Government primarily under fixed-price prime contracts and subcontracts. Under fixed-price contracts, Antenna Products Corporation realizes any benefit or detriment occasioned by lower or higher costs of performance.

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

Antenna Products Corporation plans to reinvest approximately 5% of sales in research and development projects, and bid and proposal activities in 2008. The mix of expenditures between the two areas in any given year is a function of the demand for new independently developed innovative systems and the level of requirements solicited. In 2007, Antenna Products Corporation invested 14.4% of sales in independent research and development (R&D) and bid and proposal activities (B&P). The level of expenditures for R&D and B&P as a ratio to sales in the first three months of 2008 was 11.6% of sales. Antenna Products Corporation does not consider patents to be material to its operations nor would the loss of any patents adversely affect operations.

Tumche Corp.

Tumche Corp is a wholly owned subsidiary of PHAZAR CORP. It has no sales or operations.

Phazar Antenna Corp.

Phazar Antenna Corp. is a wholly owned subsidiary of PHAZAR CORP. It was formed as a Delaware corporation and activated on June 1, 2000. Phazar Antenna Corp. operates as a marketing, research and development unit.

Phazar Antenna Corp. provides a complete line of commercial wireless fixed and mobile antennas for ISM (instrument scientific medical), wireless Internet, wireless LAN, wireless local loop, fixed GPS, MMDS (fixed wireless) and WiMax market applications. This product line compliments Antenna Products Corporation's existing product lines of cellular, PCS, paging, ISM and AMR (automatic meter reading), omni-directional and sector wireless antennas. Phazar Antenna Corp. sales for the three months ended August 31, 2007, amount to approximately 4% of total sales. We expect that for fiscal year ended May 31, 2008 this percentage will increase as new antennas are added to the commercial wireless product lines. The Phazar Antenna Corp. commercial wireless product lines are manufactured at Antenna Products Corporation's plant in Mineral Wells, Texas.

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

Backlog

The backlog of orders at Antenna Products Corporation was $3.0 million on August 31, 2007. This compares to $3.5 million in backlog at the end of fiscal year 2007. Over 90% of the $3.0 million in backlog will be delivered in the balance of the 2008 fiscal year.

Phazar Antenna Corp. orders are normally shipped within 2 weeks; hence Phazar Antenna Corp. backlog of orders was negligible on August 31, 2007.

NOTE 3   BUSINESS SEGMENTS

PHAZAR CORP operates in one business segment.

NOTE 4   INVENTORIES

The major components of inventories are as follows:

                                                August 31, 2007  May 31, 2007
                                                 -------------- -------------
         Raw materials                           $     734,534  $    533,972
         Work in process                             1,010,678       876,981
         Finished goods                                268,139       292,211
                                                 -------------  ------------
         Total inventories                       $   2,013,351  $  1,703,164
                                                 =============  ============
NOTE 5   NOTES PAYABLE

At August 31, 2007, and May 31, 2007 notes payable consist of a revolving note payable to a bank, with a maximum amount not to exceed the lesser of $1,000,000 or a calculated borrowing base determined by a formula based upon the amount of certain qualified receivables and inventories as defined in the loan agreement. The amount available under the revolving note at August 31, 2007 and May 31, 2007 was $1,000,000.

Interest is payable monthly at the prime rate (8.25% at August 31, 2007, and May 31, 2007 ) until September 30, 2008, when any unpaid principal and interest shall be due. Borrowings under the revolving note payable are collateralized by accounts receivable and inventories. Under the agreement, the Company must maintain a minimum net worth of $2,000,000 and working capital of $1,000,000.

NOTE 6   LONG TERM DEBT

At August 31, 2007, and May 31, 2007, PHAZAR CORP had no long-term debt.

NOTE 7   NEW ACCOUNTING PRONOUNCEMENTS

In May, 2005, the Financial Accounting Standards Board (FASB) issued revised Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting changes and Error Corrections," a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement applies to all voluntary changes in accounting principle, and requires retrospective application to prior periods' financial statements for changes in accounting principle. The Company adopted SFAS No. 154 at the beginning of fiscal year 2008 and it did not have a material impact on the Company's financial statements.

In October, 2005, the FASB issued Staff Position (FSP) 13-1, "Accounting for Rental Costs Incurred during a Construction Period." The guidance requires that the rental cost for ground or building operating leases during the construction period be recognized as rental expenses. The guidance permits either retroactive or prospective treatment for periods beginning after December 15, 2005. The Company adopted FSP 13-1 in fiscal year 2007 and it did not have a material impact on the Company's financial statements.

In July, 2006, the FASB issued Interpretation (FIN) 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" FIN 48, prescribes a recognition threshold and measurement attribute for tax positions. The Company adopted FIN 48 at the beginning of fiscal year 2008 and it did not have a material impact on the Company's financial statements.

NOTE 8   STOCK OPTIONS

In 2000, the Board approved options to purchase 75,000 shares of common stock at $2.00 per share to an employee of the Company, of which 53,500 shares have been exercised. The options expire the earlier of November 20, 2007, or the employee's last day of employment.

In 2006, the Board approved options to purchase 50,000 shares of common stock at $9.22 per share to an employee of the Company. Options are exercisable pro-rata over the next five years. No shares have been exercised. The options expire between May 29, 2012 and May 29, 2016, or the earlier of the employee's last day of employment.

In the first quarter of 2008, the Board did not grant any stock options.

A summary of the status of the Company's stock option plans as of August 31, 2007, and May 31, 2007, and changes for the period then ended are as follows:

                                                                Weighted
                                                                Average
                                                                Exercise
                                                       Shares   Price
                                                       -------  --------------
  Outstanding at May 31, 2006                          109,000          5.31
             Granted                                         -             -
             Exercised                                  20,000          2.00
             Forfeited                                       -             -
                                                       -------   -----------
  Outstanding at May 31, 2007                           89,000          6.06
             Granted                                         -             -
             Exercised                                  17,500          2.00
             Forfeited                                       -             -
                                                       -------   -----------
  Outstanding at August 31, 2007                        71,500          7.05
                                                       =======   ===========
  Exercisable at August 31, 2007 and May 31, 2007       31,500        49,000
                                                       =======   ===========
  -----------------------------------------------
  Weighted averaged remaining
    Contractual life (in years) 2000 and
    2006 plans at August 31, 2007 and May 31, 2007        4.80          4.15
                                                       =======   ===========

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

PHAZAR CORP is primarily a build to order company. As such, most United States government and commercial orders are negotiated firm fixed-price contracts. PHAZAR CORP's sales to major customers at May 31, 2007 as a percentage of total sales were the United States Government, 21%, Thales ATM, Inc (a prime contractor to the Federal Aviation Administration for Instrument Landing Systems) 11% and Halliburton Energy Services, Inc. 7%.

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

Results of Operations

First Quarter Ended August 31, 2007, Compared to First Quarter Ended August 31, 2006

PHAZAR CORP's consolidated sales from operations were $1,861,576 for the quarter ended August 31, 2007 compared to sales of $1,100,515 for the first quarter ended August 31, 2006. PHAZAR CORP recorded a net profit of $176,242 for the first quarter of fiscal year 2008 compared to a net loss of $100,188 for the first quarter of fiscal year 2007.

PHAZAR CORP's sales and income increased in the first quarter of fiscal year 2008 due to the increase in United States Government spending for the antennas and towers PHAZAR CORP provides to U.S. Government military and civil agencies.

Cost of sales and contracts for the operations were $1,027,018 for the quarter ended August 31, 2007 compared to $622,007 for the first quarter ended August 31, 2006. The gross profit margin for the first quarter of fiscal year 2008 was 45% compared to 43% for the first quarter of last year. The increase in gross profit margin is due to the mix of products sold in the quarter. Sales and administration expenses were lower in the first quarter of fiscal year 2008, $621,011 versus $697,113 in the first quarter of fiscal year 2007 due to improved sales. Sales and administration expenses as a ratio to sales were 33% in the first quarter of this year compared to 63% in the same period last year. Sales and administration expenses decreased when charges to overhead accounts decreased and labor charges to contract work orders increased. PHAZAR CORP's operating margin for the first quarter of fiscal year 2008 was 11% compared to -20% in the first quarter of fiscal year 2007.

Discretionary product development spending was $94,262, or 5.1% of sales, compared to $90,221, or 8.2% of sales for the comparable period last year. The increase in discretionary product development was required to develop new wireless antennas for commercial and military applications.

PHAZAR CORP's backlog totaled $3.0 million on August 31, 2007. PHAZAR CORP's backlog totaled $1.6 million on August 31, 2006.

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

Liquidity and Capital Resources

Funds generated from operations are the major internal sources of liquidity and are supplemented by funds derived from capital markets, principally bank facilities. PHAZAR CORP has a $1.0 million revolving demand line of credit with a bank. The credit line is regulated under a borrowing base formula using inventories and accounts receivable as collateral. The interest rate is established as Wall Street prime and is subject to a loan agreement with restrictive covenants. The most restrictive financial covenant requires PHAZAR CORP to maintain $2.0 million in tangible net worth and Antenna Products Corporation to maintain $1.0 million of working capital. At August 31, 2007 PHAZAR CORP had a tangible net worth of $7.4 million and Antenna Products had working capital of $3.1 million. As of August 31, 2007 Antenna Products Corporation had drawn $0 of the $1.0 million line of credit with $1.0 million of the borrowing base available and unused. The revolving credit line agreement was renewed with a $1.0 million limit on September 26, 2006 for a period of two years. PHAZAR CORP believes that its cash and the credit available at August 31, 2007 is sufficient to fund the Company's operations for at least 12 months.

Management of the operating subsidiaries evaluate the facilities and review equipment requirements for existing and projected contracts on a regular basis. An annual capital plan is generated by management and submitted to the Board of Directors for review and approval. In fiscal year 2007 capital expenditures for new and replacement equipment totaled approximately $0. In the first three months of fiscal year 2008 capital expenditures for new and replacement equipment totaled approximately $0. The Company anticipates that the existing facilities and equipment are adequate to handle the projected business in fiscal year 2008.

At August 31, 2007, PHAZAR CORP had cash and cash equivalents of $3,613,014. Deferred revenue at August 31, 2007 is $0.

The increase in accounts receivable to $1,034,447 at August 31, 2007 from $333,748 at May 31, 2007 is due primarily to the recent sales to the United States Government. The Company continues to be judicious to maximize its return on cash while looking for other opportunities. Interest income and other income totaled $43,660 at August 31, 2007 compared to $66,805 at August 31, 2006. The backlog of orders was $3.0 million on August 31, 2007 compared to $3.5 million at year-end due to an increase in deliveries from backlog to the Unites States Government. Based on the number of inquiries received in the first quarter of FY2008, sales of products including collinear antennas and commercial wireless antennas are expected to improve in the second quarter. The increase in accounts payable to $287,843 at August 31, 2007 from $128,579 at May 31, 2007 reflects the higher sales volume in the first quarter of FY2008. Inventories increased to $2,013,351 at August 31, 2007 from $1,703,164 at May 31, 2007 due to the normal completion and shipment of orders to customers.

Due primarily to the increase in accounts receivable and inventory in the first quarter, cash used in the operating activities in the three months ended August 31, 2007 was $564,575 compared to $382,532 used in continuing operations for the same time period in 2006. $176,242 of the cash provided by operating activities at August 31, 2007 represented PHAZAR CORP's net profit compared to $100,188 net loss at August 31, 2006.

Cash was not used in investing activities in the three months ended August 31, 2007 and 2006.

Cash provided by financing activities in the three months ended August 31, 2007 was $63,543 compared to cash provided by financing activities of $0 for the same period in 2006. The financing activities for the three months ended August 31, 2007 consisted primarily of proceeds from the exercise of stock options and the FIT benefit resulting from the exercise of stock options. At August 31, 2007 and August 31, 2006, PHAZAR CORP had no long term debt.

Item 3.  Controls and Procedures

As of August 31, 2007, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of August 31, 2007. There has not been any change in the Company's internal control during the Company's last fiscal quarter that has materially affected or is reasonably likely to materially affect internal controls over financial reporting as of August 31, 2007.

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


                                   PHAZAR CORP



Date:  October 12, 2007            /s/CLARK D. WRAIGHT
                                   --------------------------------------------
                                   Clark D. Wraight, Principal Financial Officer
                                   and Principal Accounting Officer

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