Form 10QSB
period 2007-11-30
PHAZAR CORP
filed 2008-01-11
CIK 724267

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the quarterly period ended November 30, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
      For the transition period from                to
                                     --------------    ---------------

           Commission file number 0-12866
                                  -------


                                   PHAZAR CORP
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                       75-1907070
-------------------------------------         ---------------------------------
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

                                   Yes No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,352,128 as of December 31, 2007.

                          PHAZAR CORP AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB


                                                                        PAGE
PART 1  FINANCIAL INFORMATION                                           NUMBER

        Item 1. Financial Statements for PHAZAR CORP and Subsidiaries

                Consolidated Balance Sheets -                                3
                November 30, 2007 and May 31, 2007

                Consolidated Statements of Operations-                       5
                Three Months Ended November 30, 2007 and
                November 30, 2006 Six Months Ended November
                30, 2007 and November 30, 2006

                Consolidated Statements of Cash Flows-                       6
                Six Months Ended November 30, 2007 and November 30, 2006

                Notes to Consolidated Financial Statements                   8

        Item 2. Management's Discussion and Analysis of                     16
                Financial Condition and Results of Operation

        Item 3. Controls and Procedures                                     20

PART II OTHER INFORMATION

        Item 5. Other Information                                           20

        Item 6. Exhibits and Reports on Form 8-K                            20

                Signature                                                   22

                Certifications

Item 1.  Financial Statements

                          PHAZAR CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                     November 30,     May 31,
                                                         2007          2007
                                                     (Unaudited)    (Audited)
                                                    ------------- -------------
CURRENT ASSETS
 Cash and cash equivalents                          $  3,528,200  $  4,114,046
 Accounts receivable:
   Trade, net of allowance for doubtful
     accounts of $7,021 as of November
     30 and May 31, 2007                                 324,295       291,470
     United States Government                            488,115        42,278
   Inventories                                         2,530,173     1,703,164
   Prepaid expenses and other assets                      61,103        64,132
   Income taxes receivable                               220,534       229,373
   Deferred income taxes                                  54,836        54,836
                                                    ------------  ------------
   Total current assets                                7,207,256     6,499,299

   Property and equipment, net                           995,924     1,052,766

   Long-term deferred income tax                          49,787        36,818
                                                    ------------  ------------
TOTAL ASSETS                                        $  8,252,967  $  7,588,883
                                                    ============  ============






The Notes to Consolidated Financial Statements are an integral part of these statements.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                     November 30,     May 31,
                                                         2007          2007
                                                     (Unaudited)    (Audited)
                                                    ------------- -------------
CURRENT LIABILITIES
 Accounts payable                                   $    210,712  $    128,579
 Accrued expenses                                        369,128       305,148
                                                    ------------  ------------
 Total current liabilities                               579,840       433,727
                                                    ------------  ------------
Deferred income taxes                                          -             -
                                                    ------------  ------------
   Total long-term liabilities                                 -             -
                                                    ------------  ------------
   Total liabilities                                     579,840       433,727

COMMITMENTS AND CONTINGENCIES                                  -             -

SHAREHOLDERS' EQUITY

Preferred Stock, $1 par, 2,000,000 shares
  authorized, none issued or outstanding,
  attributes to be determined when issued                      -             -
Common stock, $0.01 par, 6,000,000 shares
  authorized 2,352,128 and 2,308,128 issued
  and outstanding                                         23,522        23,082
 Additional paid in capital                            3,644,464     3,417,399
 Retained earnings                                     4,005,141     3,714,675
                                                    ------------  ------------
  Total shareholders' equity                           7,673,127     7,155,156
                                                    ------------  ------------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $  8,252,967  $  7,588,883
                                                    ============  ============





The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE PERIODS ENDED NOVEMBER 30, 2007, AND 2006
                                   (Unaudited)

                                Six Months Ended       Three Months Ended
                            Nov 30, 2007 Nov 30, 2006 Nov 30, 2007 Nov 30, 2006
                            ------------ ------------ ------------ ------------
Sales and contract revenues $ 3,589,117  $ 2,704,366  $ 1,727,541  $ 1,603,851
Cost of sales and contracts   2,220,200    1,433,723    1,193,182      811,716
                            -----------  -----------  -----------  -----------
   Gross Profit               1,368,917    1,270,643      534,359      792,135

Sales and administration
expenses                      1,025,665    1,220,160      404,654      523,047
                            -----------  -----------  -----------  -----------
   Operating Profit             343,252       50,483      129,705      269,088

Other income

   Interest income               22,839       36,391       11,075       12,423
   Other Income                  54,357       52,670       22,461        9,833
                            -----------  -----------  -----------  -----------
Total other income               77,196       89,061       33,536       22,256
                            -----------  -----------  -----------  -----------
Income from operations
before income taxes             420,448      139,544      163,241      291,344

Income tax provision            129,982       34,016       49,017       85,628
                            -----------  -----------  -----------  -----------
Net income                  $   290,466  $   105,528  $   114,224  $   205,716
                            ===========  ===========  ===========  ===========
Basic earnings per
common share                $      0.13  $      0.05  $      0.05  $      0.09
                            ===========  ===========  ===========  ===========
Diluted earnings per
common share                $      0.13  $      0.05  $      0.05  $      0.09
                            ===========  ===========  ===========  ===========




The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE PERIODS ENDED NOVEMBER 30, 2007, AND 2006
                                   (Unaudited)

                                                         Six Months Ended
                                                    November 30,   November 30,
                                                        2007           2006
                                                   -------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                         $     290,466  $    105,528
  Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
    Depreciation                                          56,842        57,929
    Amortization                                               -           625
    Stock based compensation                              75,399        71,734
    Tax benefit for employee stock options               (74,106)            -
    Deferred federal income tax                          (12,969)      (11,788)
    Changes in assets and liabilities:
      Accounts receivable                               (478,662)     (386,116)
      Inventory                                         (827,009)     (273,499)
      Income taxes receivable                             82,945        28,957
      Prepaid expenses                                     3,029         6,224
      Accounts payable                                    82,133         5,443
      Accrued expenses                                    63,980        63,613
                                                   -------------  ------------
  Net cash provided by (used in)
  operating activities                                  (737,952)     (331,350)
                                                   -------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                         -             -
                                                   -------------  ------------
      Net cash used in investing activities                    -             -
                                                   -------------  ------------





The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE PERIODS ENDED NOVEMBER 30, 2007, AND 2006
                                   (Unaudited)

                                                         Six Months Ended
                                                    November 30,   November 30,
                                                        2007           2006
                                                   -------------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options          $      78,000  $          -
  FIT benefit-stock options exercised                     74,106             -
                                                   -------------  ------------
    Net cash provided by financing activities            152,106             -

    Net change in cash and cash equivalents             (585,846)     (331,350)


  CASH AND CASH EQUIVALENTS, beginning of period       4,114,046     4,548,698
                                                   -------------  ------------
  CASH AND CASH EQUIVALENTS, end of period         $   3,528,200  $  4,217,348
                                                   =============  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:

    Interest (none capitalized)                    $           -  $          -
                                                   =============  ============
     Income taxes                                  $     145,000  $          -
                                                   =============  ============





The Notes to Consolidated Financial Statements are an integral part of these statements.

                                     PART 1

NOTE 1   STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 2007, the results of operations for the six months ended and three months ended November 30, 2007 and November 30, 2006, and the cash flows for the six months ended November 30, 2007 and November 30, 2006. These results have been determined on the basis of United States generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's audited financial statements for its fiscal year ended May 31, 2007.

Earnings per share are computed by dividing net income available for common stock by the weighted average number of common shares outstanding during the year. Weighted average shares outstanding were 2,326,442 and 2,282,992 for the six months ended November 30, 2007 and November 30, 2006, respectively.

Dilutive effect of stock options outstanding for the period ended November 30, 2007, and November 30, 2006 are computed as follows:

                                           November 30, 2007  November 30, 2006
Numerator:
  Net income                               $     290,466      $     105,528
                                           -------------      -------------
  Numerator for basic and diluted
  earnings per share                             290,466            105,528

Denominator:
  Weighted-average shares
  outstanding-basic                            2,326,442          2,282,992

Effect of dilutive securities:
  Stock options                                   10,829             28,437
                                           -------------      -------------
Dilutive potential common shares                  10,829             28,437
                                           -------------      -------------
  Denominator for diluted earning per
  share-weighted-average shares                2,337,271          2,311,429
                                           =============      =============
  Basic earnings per share                 $        0.13      $        0.05
                                           =============      =============
  Diluted earnings per share               $        0.13      $        0.05
                                           =============      =============

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

SFAS 123(R) permits public companies to adopt its requirement using one of two methods: 1) a "modified Prospective" method in which compensation cost is recognized beginning with the effective date. 2) a "modified retrospective" method which includes the requirements of the modified prospective method, but also permits entities to restate based on the amounts previously recognized under SFAS 123. The Company adopted SFAS 123(R) based on the modified prospective method effective June 1, 2006. Stock-based compensation amounts in the six months ended November 30, 2007 were approximately $75,399. The tax benefit recognized for employee stock options during the six months ended November 30, 2007 was approximately $74,106.

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

In fiscal year 2006, the Board approved options to purchase 50,000 shares of common stock at $9.22 per share to an employee which was also the market price of the common stock on that date. Share based employee compensation cost, net of related tax effects, was not material for the six month period ended November 30, 2006. Compensation expense of $38,150 and related tax benefit of $12,970 was recognized in the six month period ended November 30, 2007.

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

//www.antennaproducts.com, www.truemeshnetworks.com and at: //www.phazar.com.

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

The majority of Antenna Products Corporation's revenues come from fixed-price contracts, secured through a bidding process, for particular, custom ordered antenna production systems that Antenna Products Corporation builds according to the specifications of the customer. Except for inventory of standard products including small antennas, accessories and some towers in the amount of $253,467 at November 30, 2007, Antenna Products Corporation does not build and inventory equipment for future off the shelf sales. The sales volume for a particular antenna or antenna system is, therefore, a function of the fixed price contracts for build to order antennas or systems awarded to Antenna Products Corporation. However, a general product sales breakdown for fiscal year ended May 31, 2007 and the six months ended November 30, 2007, as a percentage of total sales are, as follows:

                                    For fiscal year     For six months
                                    ended May 31, 2007  ended November 30, 2007
                                    ------------------  -----------------------

Antenna Sales                                4%                   9%

Shipboard Equipment Sales                    7%                   1%

Instrument Landing System Sales             14%                   6%

Collinear Antenna Sales                     23%                  21%

Tower Sales                                  5%                  25%

Mast Sales                                   1%                   0%

Spares and Accessories Sales                32%                  32%

Commercial Antenna Sales                    14%                   6%

Antenna Products Corporation's customer base is primarily government and government prime contractor focused, but this is slowly changing as Antenna Products Corporation continues to develop and market new commercial products. Antenna Products Corporation's market is international in scope. Antenna Products Corporation currently focuses on developing domestic markets and has a limited amount of foreign sales. The specialized need of Antenna Products Corporation's customers and the technology required to meet those needs change constantly. Accordingly, Antenna Products Corporation stresses its engineering, installation, service and other support capabilities. Antenna Products Corporation uses its own sales and engineering staff to service its principal markets. Some of Antenna Products Corporation's contracts are large relative to total annual sales volume and therefore the composition of the customer base is different year to year. In 2007, the United States Government was the single largest customer, and accounted for 21% of sales volume. Thales ATM was the second largest customer and accounted for 11% of total sales. Halliburton Energy Services, Inc. was the third largest customer and accounted for 7% of total sales. Orders for equipment in some of these product categories are pending or in backlog and, therefore, the United States Government, Thales ATM, and Halliburton Energy Services, Inc. are expected to be major clients again in 2008.

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

As discussed above, Antenna Products Corporation is primarily a build-to-order company and most manufacturing requirements are established on a contract basis. For this reason, the majority of the inventory is work in process. Approximately 10% of total inventory, $253,467 is currently maintained in stock for delivery to customers. Some raw materials are also inventoried to support customer delivery schedules. Antenna Products Corporation performs work for the United States Government primarily under fixed-price prime contracts and subcontracts. Under fixed-price contracts, Antenna Products Corporation realizes any benefit or detriment occasioned by lower or higher costs of performance.

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

Antenna Products Corporation plans to reinvest approximately 5% of sales in research and development projects, and bid and proposal activities in 2008. The mix of expenditures between the two areas in any given year is a function of the demand for new independently developed innovative systems and the level of requirements solicited. In 2007 Antenna Products Corporation invested 14.4% of sales in independent research and development (R&D) and bid and proposal activities (B&P). The level of expenditures for R&D and B&P as a ratio to sales in the first six months of 2008 was 9.6% of sales. Antenna Products Corporation does not consider patents to be material to its operations nor would the loss of any patents adversely affect operations.

Tumche Corp.

Tumche Corp is a wholly owned subsidiary of PHAZAR CORP. It has no sales or operations.

Phazar Antenna Corp.

Phazar Antenna Corp. is a wholly owned subsidiary of PHAZAR CORP. It was formed as a Delaware corporation and activated on June 1, 2000. Phazar Antenna Corp. operates as a marketing, research and development unit.

Phazar Antenna Corp. provides a complete line of commercial wireless fixed and mobile antennas for ISM (instrument scientific medical), wireless Internet, wireless LAN, wireless local loop, fixed GPS, MMDS (fixed wireless) and WiMax market applications. This product line compliments Antenna Products Corporation's existing product lines of cellular, PCS, paging, ISM and AMR (automatic meter reading), omni-directional and sector wireless antennas. Phazar Antenna Corp sales for the six months ended November 30, 2007 amount to approximately 6% of total sales. We expect that for fiscal year ended May 31, 2008 this percentage will increase as new antennas are added to the commercial wireless product lines. The Phazar Antenna Corp. commercial wireless product lines are manufactured at Antenna Products Corporation's plant in Mineral Wells, Texas.

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

Backlog

The combined backlog of firm orders at Antenna Products Corporation and Phazar Antenna Corp. was $3.9 million on November 30, 2007. This compares to $2.6 million in backlog on November 30, 2006. Approximately 90% of the $3.9 million in backlog will be delivered in the balance of the 2008 fiscal year.

NOTE 3   BUSINESS SEGMENTS

PHAZAR CORP operates in one business segment.

NOTE 4   INVENTORIES

The major components of inventories are as follows:

                                         November 30, 2007     May 31, 2007
                                         -----------------  -----------------
   Raw materials                         $        744,309   $        533,972
   Work in process                              1,532,397            876,981
   Finished goods                                 253,467            292,211
                                         ----------------   ----------------
   Total inventories                     $      2,530,173   $      1,703,164
                                         ================   ================

NOTE 5   NOTES PAYABLE

At November 30, 2007, and May 31, 2007, notes payable consist of a revolving note payable to a bank, with a maximum amount not to exceed the lesser of $1,000,000 or a calculated borrowing base determined by a formula based upon the amount of certain qualified receivables and inventories as defined in the loan agreement. The amount available under the revolving note at November 30, 2007 and May 31, 2007 was $1,000,000.

Interest is payable monthly at the prime rate (7.50% and 8.25% at November 30, 2007, and May 31, 2007 respectively) until September 30, 2008, when any unpaid principal and interest shall be due. Borrowings under the revolving note payable are collateralized by accounts receivable and inventories. Under the agreement, the Company must maintain a minimum net worth of $2,000,000 and working capital of $1,000,000.

NOTE 6   LONG TERM DEBT

At November 30, 2007, and May 31, 2007, PHAZAR CORP had no long-term debt.

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

In July, 2006, the FASB issued Interpretation (FIN) 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109". FIN 48, prescribes a recognition threshold and measurement attribute for tax positions. The Company adopted FIN 48 at the beginning of fiscal year 2008 and it did not have a material impact on the Company's financial statements.

NOTE 8   STOCK OPTIONS

In 2000, the board approved options to purchase 75,000 shares of common stock at $2.00 per share to an employee of the Company, all were exercised before the options expiration date of November 20, 2007.

On May 30, 2006, the Board approved options to purchase 50,000 shares of common stock at $9.22 per share to an employee of the Company. Options are exercisable pro-rata over the next five years. No shares have been exercised. The options expire between May 29, 2012 and May 29, 2016, or the earlier of the employee's last day of employment.

In the first six months of 2008, the Board did not grant any stock options.

A summary of the status of the Company's stock option plans as of November 30, 2007, and May 31, 2007, and changes for the 2 periods then ended are as follows:

                                                                 Weighted
                                                                 Average
                                                                 Exercise
                                                     Shares       Price
                                                     -------     --------
Outstanding at May 31, 2006                          109,000     $   5.31
          Granted                                          -            -
          Exercised                                   20,000         2.00
          Forfeited                                        -            -

Outstanding at May 31, 2007                           89,000         6.06
          Granted                                          -            -
          Exercised                                   39,000         2.00
          Forfeited                                        -            -
                                                     -------     --------
Outstanding at November 30, 2007                      50,000     $   9.22
                                                     =======     ========
Exercisable at November 30, 2007 and May 31, 2007     10,000       49,000
                                                     =======     ========
-------------------------------------------------
Weighted averaged remaining
 Contractual life (in years) 2000 and 2006 plans at     6.50         4.15
 November 30, 2007 and May 31, 2007                  =======     ========

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

PHAZAR CORP is primarily a build to order company. As such, most United States Government and commercial orders are negotiated firm fixed-price contracts. PHAZAR CORP's sales to major customers at May 31, 2007 as a percentage of total sales were the United States Government 21%, Thales ATM, Inc. (a prime contractor to the Federal Aviation Administration for Instrument Landing Systems) 11% and Halliburton Energy Services, Inc. 7%.

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

Results of Operations

Second Quarter Ended November 30, 2007 Compared to Second Quarter Ended November 30, 2006

PHAZAR CORP's consolidated sales from operations were $1,727,541 for the quarter ended November 30, 2007 compared to sales of $1,603,851 for the second quarter ended November 30, 2006. PHAZAR CORP recorded a net profit of $114,224 for the second quarter of fiscal year 2008 compared to a net profit of $205,716 for the second quarter of fiscal year 2007.

PHAZAR CORP sales improved in the second quarter of fiscal year 2008 when compared to the sales in the second quarter of the prior year due to an increase in orders from the United States Government. The backlog of firm orders increased from $3.0 million on August 31, 2007 to $3.9 million on November 30, 2007. This compares to $2.6 million in backlog on November 30, 2006. Orders received for stock items are shipped within one week. Orders for items that must be manufactured are normally shipped in 30 to 90 days after receipt of order. The backlog at the end of the quarterly period consists of new orders being processed and orders that have customer scheduled monthly deliveries. Since the customer delivery schedules for some orders extend into FY2009, approximately 90% of the $3.9 million in backlog on November 30, 2007 will be delivered in the second half of the 2008 fiscal year.

PHAZAR CORP is in the contract manufacturing business and the cost to complete contracts may vary from contract to contract and period to period. Cost of sales and contracts for the operations were $1,193,182 for the quarter ended November 30, 2007 compared to $811,716 for the second quarter ended November 30, 2006. The gross profit margin for the second quarter of fiscal year 2008 was 30.9% compared to 49.4% for the second quarter of the prior year. The decrease in gross profit margin is due to the mix of products sold in the quarter. Sales and administration expenses were lower in the second quarter of fiscal year 2008, $404,654 versus $523,047 in the second quarter of fiscal year 2007. Sales and administration expenses as a ratio to sales were 23.4% in the second quarter of this year compared to 32.6% in the same period last year. Sales and administration expenses decreased when charges to overhead accounts decreased and labor charges to contract work orders increased. PHAZAR CORP's operating margin for the second quarter of fiscal year 2008 was 7.5% compared to 16.8% in the second quarter of fiscal year 2007.

Discretionary product development spending for the quarter ended November 30, 2007 was $86,664 or 5.0% of sales, compared to $113,612 or 7.1% of sales for the comparable period last year. The level of discretionary product development spending was high in FY2007 and is now returning to a level that is more in line with historical costs as expected in FY2008.

Six Months  Ended  November 30, 2007  Compared to Six Months Ended  November 30,
2006

PHAZAR CORP's consolidated sales from operations were $3,589,117 for the six months ended November 30, 2007 compared to sales of $2,704,366 for the first six months ended November 30, 2006. PHAZAR CORP recorded a net profit of $290,466 for the first six months of fiscal year 2008 compared to a net profit of $105,528 for the first six months of fiscal year 2007.

PHAZAR CORP's sales and income increased in the first six months of fiscal year 2008 due to the increase in United States Government spending for the antennas and towers PHAZAR CORP manufactures for United States Government military and civil agencies.

Cost of sales and contracts were $2,220,200 for the six months ended November 30, 2007 compared to $1,433,723 for the first six months ended November 30, 2006. The gross profit margin for the first six months of fiscal year 2008 was 38.1% compared to 47.0% for the first six months of the prior year. The decrease in gross profit margin is due to the mix of products sold in the six month period. Sales and administration expenses were lower in the six months of fiscal year 2008, $1,025,665 versus $1,220,160 in the first six months of fiscal year 2007. Sales and administration expenses as a ratio to sales were 28.6% in the first six months of this year compared to 45.1% in the same period last year. Sales and administration expenses decreased when charges to overhead accounts decreased and labor charges to contract work orders increased in the six month period. PHAZAR CORP's operating margin for the first six months of fiscal year 2008 was 9.6% compared to 1.9% in the first six months of fiscal year 2007. Interest expense in the first six months of fiscal year 2008 and 2007 was $0.

Discretionary product development spending was $180,927, or 5.0% of sales in the first six months of fiscal year 2008, compared to $203,833, or 7.5% of sales for the comparable period last year. Discretionary product development is required to satisfy customer antenna requirements with new, innovative, and cost effective solutions.

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

Liquidity and Capital Resources

Funds generated from operations are the major internal sources of liquidity and are supplemented by funds derived from capital markets, principally bank facilities. PHAZAR CORP has a $1.0 million revolving demand line of credit with a bank. The credit line is regulated under a borrowing base formula using inventories and accounts receivable as collateral. The interest rate is established as Wall Street prime and is subject to a loan agreement with restrictive covenants. The most restrictive financial covenant requires PHAZAR CORP to maintain $2.0 million in tangible net worth and Antenna Products Corporation to maintain $1.0 million of working capital. At November 30, 2007 PHAZAR CORP had a tangible net worth of $7.7 million and Antenna Products had working capital of $3.3 million. As of November 30, 2007 Antenna Products Corporation had drawn $0 of the $1.0 million line of credit with $1.0 million of the borrowing base available and unused. The revolving credit line agreement was renewed with a $1.0 million limit on September 26, 2006, for a period of two years. PHAZAR CORP believes that its cash and the credit available at November 30, 2007 are sufficient to fund the Company's operations for at least 12 months.

Management of the operating subsidiaries evaluates the facilities and review equipment requirements for existing and projected contracts on a regular basis. An annual capital plan is generated by management and submitted to the Board of Directors for review and approval. In fiscal year 2007 capital expenditures for new and replacement equipment totaled approximately $0. In the first six months of fiscal year 2008 capital expenditures for new and replacement equipment totaled approximately $0. The Company anticipates that the existing facilities and equipment are adequate to handle the projected business in fiscal year 2008.

At November 30, 2007, PHAZAR CORP had cash and cash equivalents of $3,528,200. Deferred revenue at November 30, 2007 is $0.

The increase in accounts receivable to $812,410 at November 30, 2007 from $333,748 at May 31, 2007, is due primarily to the recent sales to the United States Government. The Company continues to be judicious to maximize its return on cash while looking for other opportunities. Interest income and other income totaled $77,196 at November 30, 2007 compared to $89,061 at November 30, 2006. The backlog of firm orders was $3.9 million on November 30, 2007 compared to $3.5 million at year-end due to an increase in orders from the United States Government. Based on the number of inquiries received in the second quarter of FY2008, sales of products including collinear antennas, instrument landing system antennas and towers and commercial wireless antennas are expected to improve in the third quarter. The increase in accounts payable to $210,712 at November 30, 2007 from $128,579 at May 31, 2007 reflects the increase in orders in the second quarter of FY2008. Inventories increased to $2,530,173 at November 30, 2007 from $1,703,164 at May 31, 2007 due to the increase in raw material purchases and the increase in work in process from $876,981 at year end to $1,532,397 at November 30, 2007 to support the increase in orders received and the normal completion and shipment of orders to customers.

Due primarily to the increase in inventory and accounts receivable in the first six months, cash used in the operating activities in the six months ended November 30, 2007 was $737,952, compared to $331,350 used in the operating activities in the same time period in 2006. Net income of $290,466 at November 30, 2007 and $105,528 at November 30, 2006 is included in the cash flow from operating activities.

Cash was not used in investing activities in the six months ended November 30, 2007 and 2006.

Cash provided by financing activities in the six months ended November 30, 2007 was $152,106 compared to cash provided by financing activities of $0 in the same period in 2006. The financing activities for the six months ended November 30, 2007 consisted primarily of proceeds from the exercise of stock options and the FIT benefit resulting from the exercise of stock options. At November 30, 2007 and November 30, 2006, PHAZAR CORP had no long term debt.

Item 3.  Controls and Procedures

As of November 30, 2007, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of November 30, 2007. There has not been any change in the Company's internal control during the Company's last fiscal quarter that has materially affected or is reasonably likely to materially affect internal controls over financial reporting as of November 30, 2007.

PART II- OTHER INFORMATION

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


                                  PHAZAR CORP


Date:  January 10, 2008           /s/ Clark D. Wraight
                                  --------------------------------------------
                                  Clark D. Wraight, Principal Financial Officer
                                  and Principal Accounting Officer

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