Form 10QSB
period 2008-02-29
PHAZAR CORP
filed 2008-04-11
CIK 724267

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-QSB

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 29, 2008

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from                to
                                        --------------    ---------------
          Commission file number 0-12866
                                 -------

                                   PHAZAR CORP
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                          75-1907070
---------------------------------                         -------------------
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

                                   Yes No (X)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,353,928 as of February 29, 2008.

                          PHAZAR CORP AND SUBSIDIARIES
                              INDEX TO FORM 10-QSB

                                                                        PAGE
PART I  FINANCIAL INFORMATION                                         NUMBER

        Item 1.   Financial Statements for PHAZAR CORP
                  and Subsidiaries

                  Consolidated Balance Sheets -                          3
                  February 29, 2008 and May 31, 2007

                  Consolidated Statements of Operations -                5
                  Three Months Ended February 29, 2008
                       and February 28, 2007
                  Nine Months Ended February 29, 2008
                       and February 28, 2007

                  Consolidated Statements of Cash Flows -                6
                  Nine Months Ended February 29, 2008
                       and February 28, 2007

                  Notes to Consolidated Financial Statements             7

        Item 2.   Management's Discussion and Analysis of               15
                  Financial Condition and Results of Operation

        Item 3.   Controls and Procedures                               19

PART II OTHER INFORMATION

        Item 5.   Other Information                                     20

        Item 6.   Exhibits and Reports on Form 8-K                      20

                  Signature                                             22

                  Certifications

Item 1.  Financial Statements

                          PHAZAR CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                       February
                                                       29, 2008   May 31, 2007
                                                     (Unaudited)    (Audited)
                                                    ------------- -------------
CURRENT ASSETS:
  Cash and cash equivalents                         $  4,272,999  $  4,114,046
  Accounts receivable:
    Trade, net of allowance for doubtful
      accounts of $7,021 as of February 29,
      2008 and as of  May 31, 2007                       979,871       291,470
    United States Government                             254,438        42,278
  Inventories                                          1,842,502     1,703,164
  Prepaid expenses and other assets                       46,764        64,132
  Income taxes receivable                                126,876       229,373
  Deferred income taxes                                   54,836        54,836
                                                    ------------  ------------
  Total current assets                                 7,578,286     6,499,299

  Property and equipment, net                            967,504     1,052,766

  Long-term deferred income tax                           56,272        36,818
                                                    ------------  ------------
TOTAL ASSETS                                        $  8,602,062  $  7,588,883
                                                    ============  ============



The Notes to Consolidated Financial Statements are an integral part of these statements.

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                       February
                                                       29, 2008   May 31, 2007
                                                     (Unaudited)    (Audited)
                                                    ------------- -------------
CURRENT LIABILITIES:
 Accounts payable                                   $    304,236  $    128,579
 Accrued expenses                                        260,486       305,148
                                                    ------------  ------------
  Total current liabilities                              564,722       433,727
                                                    ------------  ------------
 Deferred income taxes                                         -             -
                                                    ------------  ------------
     Total long-term liabilities                               -             -
                                                    ------------  ------------
     Total liabilities                                   564,722       433,727

COMMITMENTS AND CONTINGENCIES                                  -             -

SHAREHOLDERS' EQUITY

Preferred Stock, $1 par, 2,000,000 shares
   authorized, none issued or outstanding,
   attributes to be determined when issued                     -             -
Common stock, $0.01 par, 6,000,000 shares
   authorized 2,353,928 and 2,308,128
   issued and outstanding                                 23,540        23,082
Additional paid in capital                             3,674,392     3,417,399
Retained earnings                                      4,339,408     3,714,675
                                                    ------------  ------------
     Total shareholders' equity                        8,037,340     7,155,156
                                                    ------------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $  8,602,062  $  7,588,883
                                                    ============  ============





The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE PERIODS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
                                   (Unaudited)

                                 Nine Months Ended       Three Months Ended
                            Feb 29, 2008 Feb 28, 2007 Feb 29, 2008 Feb 28, 2007
                            ------------ ------------ ------------ ------------
Sales and contract revenues $ 6,793,815  $ 4,158,862  $ 3,204,698  $ 1,454,496
Cost of sales and contracts   4,215,311    2,322,265    1,995,111      888,542
                            -----------  -----------  -----------  -----------

   Gross Profit               2,578,504    1,836,597    1,209,587      565,954

Sales and administration
       expenses               1,791,934    1,815,934      766,269      595,774
                            -----------  -----------  -----------  -----------
   Operating Profit (loss)      786,570       20,663      443,318      (29,820)

Other income
   Interest income               28,335       47,598        5,496       11,207
   Other income                 102,183       62,985       47,826       10,315
                            -----------  -----------  -----------  -----------
Total other income              130,518      110,583       53,322       21,522
                            -----------  -----------  -----------  -----------
Income (loss) from
operations before
income taxes                    917,088      131,246      496,640       (8,298)

Income tax provision (benefit)  292,355       17,935      162,373      (16,081)
                            -----------  -----------  -----------  -----------
Net income                  $   624,733  $   113,311  $   334,267  $     7,783
                            ===========  ===========  ===========  ===========
Basic earnings per
common share                $      0.27  $      0.05  $      0.14  $      0.00
                            ===========  ===========  ===========  ===========
Diluted earnings
per common share            $      0.27  $      0.05  $      0.14  $      0.00
                            ===========  ===========  ===========  ===========




The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE PERIODS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
                                   (Unaudited)
                                                         Nine Months Ended
                                                       February     February
                                                       29, 2008     28, 2007
                                                     ------------- ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $    624,733  $   113,311
  Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
    Depreciation                                           85,262       86,893
    Amortization                                                -          938
    Stock based compensation                              105,345       88,946
    Tax benefit for employee stock options                (74,106)           -
    Deferred federal income tax                           (19,456)     (19,456)
    Changes in assets and liabilities:
      Accounts receivable                                (900,561)    (178,042)
      Inventory                                          (139,338)    (467,410)
      Income taxes receivable                             176,605       89,604
      Prepaid expenses                                     17,368       24,983
      Accounts payable                                    175,657      (34,846)
      Accrued expenses                                    (44,662)     (58,583)
                                                     ------------  -----------
Net cash provided by (used in) operating activities         6,847     (353,662)
                                                     ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                          -            -
                                                     ------------  -----------
    Net cash used in investing activities                       -            -
                                                     ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                 78,000       20,000
   FIT benefit-stock options exercised                     74,106       32,622
                                                     ------------  -----------
    Net cash provided by financing activities             152,106       52,622

    Net change in cash and cash equivalents               158,953     (301,040)

CASH AND CASH EQUIVALENTS, beginning of period          4,114,046    4,548,698
                                                     ------------  -----------
CASH AND CASH EQUIVALENTS, end of period             $  4,272,999  $ 4,247,658
                                                     ============  ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:

    Interest (none capitalized)                      $          -  $         -
                                                     ============  ===========
    Income taxes                                     $    235,000  $    50,000
                                                     ============  ===========


The Notes to Consolidated Financial Statements are an integral part of these statements.

                                     PART 1

NOTE 1   STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 29, 2008, the results of operations for the nine months ended and three months ended February 29, 2008, and February 28, 2007, and the cash flows for the nine months ended February 29, 2008, and February 28, 2007. These results have been determined on the basis of United States generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's audited financial statements for its fiscal year ended May 31, 2007.

Earnings per share are computed by dividing net income available for common stock by the weighted average number of common shares outstanding during the year. Weighted average shares outstanding were 2,335,351 and 2,285,295 for the nine months ended February 29, 2008, and February 28, 2007, respectively. Weighted average shares outstanding were 2,353,168 and 2,286,519 for the three months ended February 29, 2008, and February 28, 2007, respectively.

Dilutive effect of stock options outstanding for the periods ended February 29, 2008 and February 28, 2007 are computed as follows:

                                  Nine Months Ended     Three Months Ended
                                   Feb       Feb         Feb          Feb
                                29, 2008   28, 2007    29, 2008     28, 2007
                              ----------- ----------- ----------- ------------
Numerator:
  Net income                  $  624,733  $  113,311  $  334,267  $     7,783
                              ----------  ----------  ----------  -----------
  Numerator for basic and
  diluted earnings per share  $  624,733  $  113,311  $  334,267  $     7,783

Denominator:
  Weighted-average shares
  outstanding-basic            2,335,351   2,285,295   2,353,168    2,286,519

Effect of dilutive securities:
  Stock options                    7,098      26,976       7,098       26,976
                              ----------  ----------  ----------  -----------
Dilutive potential common
shares                             7,098      26,976       7,098       26,976
                              ----------  ----------  ----------  -----------
  Denominator for diluted
  earning per share weighted-  2,342,449   2,312,271   2,360,266    2,313,495
  average shares              ==========  ==========  ==========  ===========
  Basic earnings per share    $     0.27  $     0.05  $     0.14  $      0.00
                              ==========  ==========  ==========  ===========
  Diluted earnings per share  $     0.27  $     0.05  $     0.14  $      0.00
                              ==========  ==========  ==========  ===========

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

SFAS 123(R) permits public companies to adopt using one of two methods: 1) a "modified Prospective" method in which compensation cost is recognized beginning with the effective date or 2) a "modified retrospective" method which includes the requirements of the modified prospective method, but also permits entities to restate based on the amounts previously recognized under SFAS 123. The Company adopted SFAS 123(R) based on the modified prospective method effective June 1, 2006. Stock-based compensation amounts recognized under SFAS 123(R) in the nine months ended February 29, 2008 total approximately $105,345. The tax benefit recognized for employee stock options during the nine months ended February 29, 2008 was approximately $74,106.

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

 In fiscal year 2006, the Board approved options to purchase 50,000 share of common stock at $9.22 per share to an employee which was also the market price of the common stock on that date. Share based employee compensation cost of $57,224, net of related tax effects of $19,456, was recognized for the nine month period ended February 29, 2008. Share based employee compensation cost of $57,224, net of related tax effects of $19,456, was recognized for the nine month period ended February 28, 2007.

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

The majority of Antenna Products Corporation's revenues come from fixed-price contracts, secured through a bidding process, for particular, custom ordered antenna production systems that Antenna Products Corporation builds according to the specifications of the customer. Except for inventory of standard products including small antennas, accessories and some towers in the amount of $251,598 at February 29, 2008, Antenna Products Corporation does not build and inventory equipment for future off the shelf sales. The sales volume for a product category is, therefore, a function of the fixed price contracts for build to order antennas or systems awarded to Antenna Products Corporation during the period. A general product sales breakdown for fiscal year ended May 31, 2007, and the nine months ended February 29, 2008, as a percentage of total sales are, as follows:

                                   For fiscal year         For nine months
                                  ended May 31, 2007   ended February 29, 2008
                                  ------------------   -----------------------

Antenna Sales                                4%                      22%

Shipboard Equipment Sales                    7%                       1%

Instrument Landing System Sales             14%                       6%

Collinear Antenna Sales                     23%                      24%

Tower and Mast Sales                         6%                      16%

Spares and Accessories Sales                32%                      24%

Commercial Antenna Sales                    14%                       7%

Antenna Products Corporation's customer base is primarily government and government prime contractor focused, but this is slowly changing as Antenna Products Corporation continues to develop and market new commercial products. Antenna Products Corporation's market is international in scope. Antenna Products Corporation currently focuses on developing domestic markets and has a limited amount of foreign sales. The specialized need of Antenna Products Corporation's customers and the technology required to meet those needs change constantly. Accordingly, Antenna Products Corporation stresses its engineering, installation, service and other support capabilities. Antenna Products Corporation uses its own sales and engineering staff to service its principal markets. Some of Antenna Products Corporation's contracts are large relative to total annual sales volume and therefore the composition of the customer base is different year to year. In 2007, the United States Government was the single largest customer, and accounted for 21% of the sales volume. Thales ATM was the second largest customer and accounted for 11% of total sales. Halliburton Energy Services, Inc. was the third largest customer and accounted for 7% of total sales. Orders for equipment in some of these product categories are pending or in backlog and therefore, the United States Government, Thales ATM and Halliburton Energy Services, Inc. are expected to be major customers again in 2008.

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

As discussed above, Antenna Products Corporation is primarily a build-to-order company and most manufacturing requirements are established on a contract basis. For this reason, the majority of the inventory is work in process. Approximately 14% of total inventory, $251,598 is currently maintained in stock for delivery to customers. Some raw materials are also inventoried to support customer delivery schedules. Antenna Products Corporation performs work for the United States Government primarily under fixed-price prime contracts and subcontracts. Under fixed-price contracts, Antenna Products Corporation realizes any benefit or detriment occasioned by lower or higher costs of performance.

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

Antenna Products Corporation plans to reinvest approximately 5% of sales in research and development projects, and bid and proposal activities in 2008. The mix of expenditures between the two areas in any given year is a function of the demand for new independently developed innovative systems and the level of requirements solicited. In 2007 Antenna Products Corporation invested 14.4% of sales in independent research and development (R&D) and bid and proposal activities (B&P). The level of expenditures for R&D and B&P as a ratio to sales in the first nine months of 2008 was 8.2% of sales. Antenna Products Corporation does not consider patents to be material to its operations nor would the loss of any patents adversely affect operations.

Tumche Corp.

Tumche Corp. is a wholly owned subsidiary of PHAZAR CORP. It has no sales or operations.

Phazar Antenna Corp.

Phazar Antenna Corp. is a wholly owned subsidiary of PHAZAR CORP. It was formed as a Delaware corporation and activated on June 1, 2000. Phazar Antenna Corp. operates as a marketing, research and development unit.

Phazar Antenna Corp. provides a line of commercial wireless fixed and mobile antennas for ISM (instrument scientific medical), ITS (intelligent transportation systems), wireless Internet, wireless LAN, wireless local loop, fixed GPS, MMDS (fixed wireless) and other WiMAX market applications. Phazar Antenna Corp. also supplies a broad range of multiple band antennas for the telecommunication market for DAS (Distributed Antenna Systems). The DAS antennas for Cellular/SMR, AWS and PCS frequencies are installed on utility poles, street lights, rooftops and lamp posts in urban and remote areas to increase wireless carrier services. These product lines compliment Antenna Products Corporation's existing product lines of cellular, PCS, paging, ISM and AMR (automatic meter reading), omni-directional and sector wireless antennas. Phazar Antenna Corp. sales for the nine months ended February 29, 2008, amount to approximately 7% of total sales. We expect that for fiscal year ended May 31, 2008, this percentage will increase as new antennas are added to the commercial wireless product lines. The Phazar Antenna Corp. commercial wireless product lines are manufactured at Antenna Products Corporation's plant in Mineral Wells, Texas. Thirco, Inc.

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

Backlog

The combined backlog of firm orders at Antenna Products Corporation and Phazar Antenna Corp. was $3.1 million on February 29, 2008. This compares to $2.3 million in backlog on February 28, 2007. Approximately 70% of the $3.1 million in backlog will be delivered in the balance of the 2008 fiscal year.

NOTE 3   BUSINESS SEGMENTS

PHAZAR CORP operates in one business segment.

NOTE 4   INVENTORIES

The major components of inventories are as follows:

                                 February 29, 2008        May 31, 2007
                                 -----------------     -----------------
         Raw materials           $        750,622      $        533,972
         Work in process                  840,282               876,981
         Finished goods                   251,598               292,211
                                 ----------------      ----------------
         Total inventories       $      1,842,502      $      1,703,164
                                 ================      ================

NOTE 5   NOTES PAYABLE

At February 29, 2008, and May 31, 2007, notes payable consist of a revolving note payable to a bank, with a maximum amount not to exceed the lesser of $1,000,000 or a calculated borrowing base determined by a formula based upon the amount of certain qualified receivables and inventories as defined in the loan agreement. The amount available under the revolving note at February 29, 2008, and May 31, 2007, was $1,000,000.

Interest is payable monthly at the prime rate (6.0% and 8.25% at February 29, 2008, and May 31, 2007, respectively) until September 30, 2008, when any unpaid principal and interest shall be due. Borrowings under the revolving note payable are collateralized by accounts receivable and inventories. Under the agreement, the Company must maintain a minimum net worth of $3,000,000 and working capital of $1,000,000.

NOTE 6   LONG TERM DEBT

At February 29, 2008, and May 31, 2008, PHAZAR CORP had no long-term debt.

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

In the first nine months of 2008, the Board did not grant any stock options.

A summary of the status of the Company's stock option plans as of February 29, 2008, and May 31, 2007, and changes for the two periods then ended are as follows:
                                                                  Weighted
                                                                  Average
                                                                  Exercise
                                                    Shares         Price
                                                 ------------   ------------
Outstanding at May 31, 2006                         109,000     $      5.31
          Granted                                         -               -
          Exercised                                  20,000            2.00
          Forfeited                                       -               -
                                                 ----------
Outstanding at May 31, 2007                          89,000            6.06
          Granted                                         -               -
          Exercised                                  39,000            2.00
          Forfeited                                       -               -
                                                 ----------     -----------
Outstanding at February 29, 2008                     50,000     $      9.22
                                                 ==========     ===========
Exercisable at February 29, 2008 and May 31, 2007    10,000          49,000
                                                 ==========     ===========
Weighted averaged remaining
  Contractual life (in years) 2000 and 2006 plans
  at February  29, 2008 and May 31, 2007               6.25            4.15
                                                 ==========     ===========

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

PHAZAR CORP is primarily a build to order company. As such, most United States Government and commercial orders are negotiated firm fixed-price contracts. PHAZAR CORP's sales to major customers at May 31, 2007, as a percentage of total sales were the United States Government 21%, Thales ATM, Inc. (a prime contractor to the Federal Aviation Administration for Instrument Landing Systems) 11% and Halliburton Energy Services, Inc. 7%.

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

Results of Operations

Third Quarter Ended February 29, 2008 Compared to Third Quarter Ended February 28, 2007

PHAZAR CORP consolidated sales from operations were $3,204,698 for the quarter ended February 29, 2008, compared to sales of $1,454,496 for the third quarter ended February 28, 2007. PHAZAR CORP recorded a net income of $334,267 for the third quarter of fiscal year 2008 compared to a net profit of $7,783 for the third quarter of fiscal year 2007.

PHAZAR CORP sales improved in the third quarter of fiscal year 2008 when compared to the sales in the third quarter of the prior year due to an increase in international sales. The backlog of firm orders decreased from $3.9 million on November 30, 2007 to $3.1 million on February 29, 2008. This compares to $2.3 million in backlog on February 28, 2007. Orders received for stock items are shipped within one week. Orders for items that must be manufactured are normally shipped in 30 to 90 days after receipt of order. The backlog at the end of the quarterly period consists of new orders being processed and orders that have customer scheduled monthly deliveries. Since the customer delivery schedules for some orders extend into FY2009, approximately 70% of the $3.1 million in backlog on February 29, 2008 will be delivered in the balance of the 2008 fiscal year.

PHAZAR CORP is in the contract manufacturing business and the cost to complete contracts may vary from contract to contract and period to period. Cost of sales and contracts for the operations were $1,995,111 for the quarter ended February 29, 2008 compared to $888,542 for the third quarter ended February 28, 2007. The gross profit margin for the third quarter of fiscal year 2008 was 38% compared to 39% for the third quarter of the prior year. The decrease in gross profit margin is due to the mix of products sold in the quarter. Sales and administration expenses were higher in the third quarter of fiscal year 2008, $766,269 versus $595,774 in the third quarter of fiscal year 2007. Sales and administration expenses as a ratio to sales were 24% in the third quarter of this year compared to 41% in the same period last year. Sales and administration expenses increased when charges to overhead accounts increased and labor charges to contract work orders decreased. PHAZAR CORP's operating margin for the third quarter of fiscal year 2008 was 14% compared to -2% in the third quarter of fiscal year 2007.

Discretionary product development spending for the quarter ended February 29, 2008 was $149,125 or 4.7% of sales, compared to $70,526 or 4.9% of sales for the comparable period last year. The level of discretionary product development spending increased in the third quarter of FY2008 in response to increased customer demands for next generation commercial products.

Nine Months Ended February 29, 2008 Compared to Nine Months Ended February 28, 2007

PHAZAR CORP's consolidated sales from operations were $6,793,815 for the nine months ended February 29, 2008, compared to sales of $4,158,862 for the first nine months ended February 28, 2007. PHAZAR CORP recorded a net profit of $624,733 for the first nine months of fiscal year 2008 compared to a net profit of $113,311 for the first nine months of fiscal year 2007. Sales and income in the nine months ended February 29, 2008 were higher than sales and income in the nine months ended February 28, 2007 due principally to an increase in international sales.

Cost of sales and contracts were $4,215,311 for the nine months ended February 29, 2008, compared to $2,322,265 for the first nine months ended February 28, 2007. The gross profit margin for the first nine months of fiscal year 2008 was 38% compared to 44% for the first nine months of the prior year. The decrease in gross profit margin is due to the mix of products sold in the nine month period. Sales and administration expenses were lower in the nine months of fiscal year 2008, $1,791,934 versus $1,815,934 in the first nine months of fiscal year 2007. Sales and administration expenses as a ratio to sales were 26% in the first nine months of this year compared to 44% in the same period last year. Sales and administration expenses decreased when engineering charges to overhead accounts decreased and labor charges to contract work orders increased in the nine month period. PHAZAR CORP's operating margin for the first nine months of fiscal year 2008 was 12% compared to 1% in the first nine months of fiscal year 2007. Interest expense in the first nine months of fiscal year 2008 and 2007 was $0.

Discretionary product development spending was $330,052, or 4.9% of sales in the first nine months of fiscal year 2008 compared to $274,359, or 6.6% of sales for the comparable period last year. The increase in discretionary product development was required to develop new wireless solutions for commercial applications.

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

Liquidity and Capital Resources

Funds generated from operations are the major internal sources of liquidity and are supplemented by funds derived from capital markets, principally bank facilities. PHAZAR CORP's subsidiary, Antenna Products Corporation, has a $1.0 million revolving demand line of credit with a bank that is guaranteed by PHAZAR CORP. The credit line is regulated under a borrowing base formula using inventories and accounts receivable as collateral. The interest rate is established as equal to Wall Street prime and is subject to a loan agreement with restrictive covenants. The most restrictive financial covenant requires PHAZAR CORP to maintain $3.0 million in tangible net worth and Antenna Products Corporation to maintain $1.0 million of working capital. At February 29, 2008, PHAZAR CORP had a tangible net worth of $8.0 million and Antenna Products had working capital of $3.8 million. As of February 29, 2008, Antenna Products Corporation had drawn $0 of the $1.0 million line of credit with $1.0 million of the borrowing base available and unused. The revolving credit line was renewed with a $1.0 million limit on September 26, 2006 for a period of two years. PHAZAR CORP believes that its cash and the credit available at February 29, 2008, is sufficient to fund the Company's operations for at least 12 months.

Management of the operating subsidiaries evaluates the facilities and review equipment requirements for existing and projected contracts on a regular basis. An annual capital plan is generated by management and submitted to the Board of Directors for review and approval. In fiscal year 2007 capital expenditures for new and replacement equipment totaled approximately $0. In the first nine months of fiscal year 2008 capital expenditures for new and replacement equipment totaled approximately $0. The Company anticipates that the existing facilities and equipment are adequate to handle the projected business in fiscal year 2008.

At February 29, 2008, PHAZAR CORP had cash and cash equivalents of $4,272,999. Deferred revenue at February 29, 2008 is $0.

The increase in accounts receivable to $1,234,309 at February 29, 2008 from $333,748 at May 31, 2007, is due primarily to recent sales of collinear antennas and commercial antennas and towers. The Company continues to be judicious to maximize its return on cash while looking for other opportunities. Interest income and other income totaled $130,518 at February 29, 2008 compared to $110,583 at February 28, 2007. The backlog of orders was $3.1 million on February 29, 2008 compared to $2.3 million at February 28, 2007 due to an increase in commercial and international orders. Based on the number of inquiries received in the third quarter of FY2008 and the content of the current backlog, fourth quarter sales could be lower than sales in the third quarter of FY2008. The increase in accounts payable to $304,236 at February 29, 2008 from $128,579 at May 31, 2007 reflects higher sales volume and thus, higher purchasing volume in the third quarter of FY2008. Inventories increased to $1,842,502 at February 29, 2008 from $1,703,164 at May 31, 2007 due to the increase in raw material purchases to support the orders received and the normal completion and shipment of orders to customers. Due to the increase in net income in the nine months ended February 29, 2008, cash provided by operating activities in the nine months ended February 29, 2008 was $6,847 compared to $353,662 used in operating activities in the nine months ended February 28, 2007. Net income of $624,733 at February 29, 2008 and $113,311 at February 28, 2007 is included in the cash flow from operating activities.

Cash was not used in investing activities in the nine months ended February 29, 2008 and February 28, 2007.

Cash provided by financing activities in the nine months ended February 29, 2008 was $152,106 compared to cash provided by financing activities of $52,622 for the same period of 2007. The financing activities for the nine months ended February 29, 2008 and February 28, 2007 consisted of proceeds received from the exercise of stock options and the excess tax benefit for options exercised.

Item 3.  Controls and Procedures

As of February 29, 2008, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of February 29, 2008. There has not been any change in the Company's internal control during the Company's last fiscal quarter that has materially affected or is reasonably likely to materially affect internal controls over financial reporting as of February 29, 2008.

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


                                   PHAZAR CORP


Date:  April 11, 2008              /s/ Deborah A. Inzer
                                   --------------------------------------------
                                   Deborah A. Inzer, Principal Financial Officer
                                   and Principal Accounting Officer

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