Form 10-K
period 2008-05-31
PHAZAR CORP
filed 2008-08-19
CIK 724267

================================================================================
                       Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-KSB

    (Mark One)

      [  X  ]     ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended May 31, 2008

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

                                   Yes No (X)

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The Company's net sales for Fiscal Year ended May 31, 2008, was $9,247,245.

As of July 15, 2008 2,361,428 shares of Common Stock were outstanding and the aggregate market value of the Common Stock (based on the latest price of known transactions on the Nasdaq Capital Market) held by non-affiliates (2,070,228 shares) was approximately $9,999,201.

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

The majority of Antenna Products Corporation's revenues come from fixed-price contracts, secured through a bidding process, for particular, custom ordered antenna production systems that Antenna Products Corporation builds according to the specifications of the customer. Except for inventory of standard products including small antennas, accessories and some towers in the amount of $307,606 at May 31, 2008, Antenna Products Corporation does not build and inventory equipment for future off the shelf sales. The sales volume for a particular antenna or antenna system is, therefore, a function of the fixed price contracts for build to order antennas or systems awarded to Antenna Products Corporation. However, a general product sales breakdown for fiscal year ended May 31, 2008, and the fiscal year ended May 31, 2007, as a percentage of total sales are, as follows:

                                                      For the fiscal year ended
                                                                May 31,
Product Type                                           2008               2007
                                                       ----               ----
Collinear Antennas                                      24%                25%

Spares, Accessories and Others                          24%                30%

Antennas                                                19%                 4%

Commercial Wireless                                     14%                14%

Towers and Masts                                        12%                 6%

Instrument Landing System                                7%                14%

Shipboard Equipment                                      0%                 7%
                                                       ----               ----
                                                       100%               100%

Antenna Products Corporation's customer base is primarily government and government prime contractor focused, but this is slowly changing as Antenna Products Corporation continues to develop and market new commercial products. Antenna Products Corporation's market is international in scope. Antenna Products Corporation currently focuses on developing domestic and international markets. The specialized need of Antenna Products Corporation's customers and the technology required to meet those needs change constantly. Accordingly, Antenna Products Corporation stresses its engineering, installation, service and other support capabilities. Antenna Products Corporation uses its own sales and engineering staff to service its principal markets. Some of Antenna Products Corporation's contracts are large relative to total annual sales volume and, therefore, the composition of the customer base is different year to year. In 2008, the United States Government was the single largest customer and accounted for 24% of the total sales volume. Paige Iberica, Spain was the second largest customer and accounted for 12% of total sales. General Dynamics was the third largest customer and accounted for 9% of total sales. Orders for equipment in some of these product categories are in backlog and, therefore, the United States Government is expected to be a major client again in 2009.

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

Antenna Products Corporation, including its predecessors, has been building antennas and related structures and systems for over 30 years. We believe that Antenna Products Corporation enjoys a reputation for building quality products at a competitive price, because we continue to be asked to bid for new work. Because of our size and lack of significant liquid assets we are at a competitive disadvantage to larger companies that have greater resources to be able to bid a job at lower margins. In terms of gross assets, sales and number of employees, Antenna Products Corporation is a relatively small company compared to the companies with which we compete.

On the other hand, our customers know us, know our personnel and can rely on us to build the antennas or towers or masts, etc. according to their specifications. We, therefore, compete on the basis of our reputation and history of building quality products at reasonable prices.

As discussed above, Antenna Products Corporation is primarily a build-to-order company and most manufacturing requirements are established on a contract basis. For this reason, the majority of the inventory is work in process. Approximately 17% of total inventory, $307,606 is currently maintained in stock for delivery to customers. Some raw materials are also inventoried to support customer delivery schedules. Antenna Products Corporation performs work for the United States Government primarily under fixed-price prime contracts and subcontracts. Under fixed-price contracts, Antenna Products Corporation realizes any benefit or detriment occasioned by lower or higher costs of performance.

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

Antenna Products Corporation plans to reinvest approximately 5%-10% of sales in research and development projects and bid and proposal activities. The mix of expenditures between the two areas in any given year is a function of the demand for new independently developed innovative systems and the level of requirements solicited. In 2008, Antenna Products Corporation, continued development on a new mesh radio wireless networking product line. This product line includes military, emergency first responder and commercial mesh radio systems that utilize proprietary embedded intelligent routing software and multiple frequency architecture to create dynamic wireless mesh networking systems that transmit and share data, voice and video applications. This development program resulted in a total investment in independent research and development (R&D) and bid and proposal activities (B&P) of 8.8% of sales in 2008. The level of expenditures for R&D and B&P as a ratio to sales was 14.4% of sales in 2007. Antenna Products Corporation does not consider patents to be material to its operations nor would the loss of any patents adversely affect operations.

Tumche Corp.

Tumche Corp. is a wholly owned subsidiary of PHAZAR CORP. It has no sales or operations.

Phazar Antenna Corp.

Phazar Antenna Corp. is a wholly owned Subsidiary of PHAZAR CORP. It was formed as a Delaware Corporation and activated on June 1, 2000. Phazar Antenna Corp. operates as a marketing, research and development unit.

Phazar Antenna Corp. provides a line of commercial wireless fixed and mobile antennas for ISM (instrument scientific medical), ITS (intelligent transportation systems), wireless Internet, wireless LAN, wireless local loop, fixed GPS, MMDS (fixed wireless) and other WiMAX market applications. Phazar Antenna Corp. also supplies a broad range of multiple band antennas for the telecommunication market for DAS (Distributed Antenna Systems). The DAS antennas for Cellular/SMR, AWS and PCS frequencies are installed on utility poles, street lights, rooftops and lamp posts in urban and remote areas to increase wireless carrier services. These product lines compliment Antenna Products Corporation's existing product lines of cellular, PCS, paging, ISM and AMR (automatic meter reading), omni-directional and sector wireless antennas. Phazar Antenna Corp. sales for the twelve months ended May 31, 2008, amounted to approximately 15% of total sales. We expect that for fiscal year ended May 31, 2009, this percentage will increase as new products are added to the commercial wireless product lines. The Phazar Antenna Corp. commercial wireless product lines are manufactured at Antenna Products Corporation's plant in Mineral Wells, Texas.

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

Backlog

The backlog of orders at Antenna Products Corporation and Phazar Antenna Corp. was $2.5 million at year-end. This compares to $3.5 million in backlog at the end of fiscal year 2007.

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

Employees

As of July 15, 2008, Antenna Products Corporation and Phazar Antenna Corp. combined employed a total of seventy-six employees, seventy-three full time and three part time. Of the seventy-six, twelve are employed in administration and sales, seven in engineering and technical support, and fifty-seven in manufacturing. None of Antenna Products Corporation and Phazar Antenna Corp.'s employees are subject to collective bargaining agreements.

Thirco, Inc. does not employ any full time employees and does not intend to employ any in the foreseeable future.

Foreign Sales

Antenna Products Corporation's sales in international markets are primarily to foreign governments or prime contractors to foreign governments and, as such, represent a small percentage of the overall Company annual volume. Phazar Antenna Corp. has sales in international markets to commercial customers. The level of profits from the commitment of assets to this portion of the business is no greater or no less than that of other market segments. International sales for 2008, and 2007 were 26.5% and 13.1%, respectively, of total sales.


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

Item 3.  Legal Proceedings.

On June 26, 2008, the Company filed a claim in arbitration against UBS Financial Services, Inc. ("UBS") with the Financial Industry Regulatory Authority, Inc. ("FINRA") for fraud, breach of fiduciary duty, breach of contract and negligence in connection with the sale by UBS to the Company of certain "auction rate securities" in the aggregate principal amount of $2,650,000 (the auction rate securities).

In the arbitration proceeding, the Company claims it invested its liquid assets in auction rate securities in reliance on UBS repeated representations to the Company that the auction rate securities were safe, liquid investments, the equivalent of cash and a prudent investment for the Company's cash. Further, the Company claims these representations were false and that UBS also falsely represented that the auction markets were stable and that the Company could liquidate its investment in the auction rate securities on any auction date, making the auction rate securities the equivalent of cash. The Company further claims that in February 2008, with no prior notice to the Company, UBS unilaterally abandoned the auction markets and allowed the auctions of auction rate securities it had sold to the Company to fail. The Company further alleges that the continued failure of the auctions has resulted in the Company's auction rate securities becoming illiquid long term fixed income investments. The Company seeks, among other relief, rescission of its purchases of the auction rate securities and restoration in cash of its entire $2,650,000 investment in the auction rate securities it purchased from UBS.

The Company also announced that on June 27, 2008, the Company filed an action against UBS in the 348th Judicial District Court of Tarrant County, Texas (the "Injunctive Action"). In the Injunctive Action, the Company seeks injunctive relief prohibiting UBS from denying the Company access to the $2,650,000 in cash the Company invested in auction rate securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal year 2008.

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

                                                                   BID
                    Quarter Ended                         High             Low

                    August 2006                          11.46            6.53
                    November 2006                         7.80            4.65
                    February 2007                         8.65            5.65
                    May 2007                              7.27            5.24

                    August 2007                          11.10            5.55
                    November 2007                        11.25            5.96
                    February 2008                         8.48            4.24
                    May 2008                              8.40            5.25

Holders

At July 15, 2008, there were approximately 1,986 holders of record of common stock.

Dividends

PHAZAR CORP has never paid a regular cash dividend on common stock and has no plans to institute payment of regular dividends.

Recent Sales of Unregistered Securities

As partial consideration for attending the PHAZAR CORP Board of Directors' meetings, Gary W. Havener, Clark D. Wraight, James Miles, James Kenney, Dennis Maunder and R. Allen Wahl each received 1,200 shares of PHAZAR CORP common stock. Garland P. Asher received 800 shares of PHAZAR common stock. Also, as partial consideration for attending the PHAZAR CORP audit committee meetings, R. Allen Wahl and Dennis Maunder each received an additional 800 shares of PHAZAR CORP common stock, James Kenney received an additional 600 shares of PHAZAR CORP common stock and Garland P. Asher received an additional 400 shares of PHAZAR CORP common stock. Each Director agreed to hold the shares for investment and not for further distribution. The certificates representing the shares bear a legend restricting transfer without compliance with the registration requirements of the Federal Securities Act of 1933 or in reliance upon an applicable exemption therefrom. PHAZAR CORP relied on section 4(2) of the Securities Act of 1933 as its exemption from registration.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Company Overview

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

PHAZAR CORP operates as a holding company with Antenna Products Corporation, Phazar Antenna Corp., Tumche Corp. and Thirco, Inc. as its wholly owned subsidiaries. Antenna Products Corporation and Phazar Antenna Corp. are operating subsidiaries with Thirco, Inc. serving as an equipment leasing company to PHAZAR CORP's operating units. Tumche Corp. has no sales or operations. Antenna Products Corporation designs, manufactures and markets antenna systems, towers and communication accessories worldwide. The United States Government, military and civil agencies and prime contractors are Antenna Products Corporation's principal customers. Phazar Antenna Corp. designs and markets fixed and mobile antennas for commercial wireless applications that include cellular, PCS, ISM (instrument scientific medical), AMR (automatic meter reading), wireless internet, wireless local area network, and other WiMax market applications.

PHAZAR CORP is primarily a build-to-order company. As such, most United States government and commercial orders are negotiated firm-fixed price contracts. PHAZAR CORP's sales to major customers at May 31, 2008, as a percentage of total sales were United States Government 24%, Paige Iberica, Spain, 12% and General Dynamics 9%.

Executive Level Overview

The following table presents selected financial data of PHAZAR CORP. This historical data should be read in conjunction with consolidated financial statements and the related notes thereto in Item 7.

                                                    Fiscal Year Ending May 31,
                                                        2008          2007
                                                  -------------   -------------
     Net sales                                    $  9,247,245    $  5,220,868
       Product line with highest sales         Collinear - 24% Collinear - 25%
       Foreign sales (as % of total sales)               26.5%           13.1%

     Gross Product Margin                                36.6%           40.6%
     Operating Profit (loss)                      $    703,794    $   (613,786)

     Net income (loss)                            $    622,904    $   (303,040)

     Net income (loss) per share                  $       0.27    $      (0.13)

     Total assets                                 $  8,960,874    $  7,588,883

     Long term debt                               $          -    $          -
     Total liabilities                            $  1,076,525    $    433,727

       Capital expenditures                       $          -    $          -
       Dividends                                  $          -    $          -

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

Inventory Valuation

Inventory is stated at the lower of cost or market, with cost being determined on a first-in, first-out basis. Provisions are made to reduce excess or obsolete inventory to its estimated net realizable value. The process for evaluating the value of excess and obsolete inventory often requires PHAZAR CORP to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may necessitate future adjustments to these provisions.

Accounts Receivable Valuation

PHAZAR CORP maintains an allowance for doubtful accounts for estimated losses resulting from the inability of PHAZAR CORP's customers to make required payments. If the financial condition of PHAZAR CORP's customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required.

Revenue Recognition

Revenue from short-term contracts calling for delivery of products is recognized as the product is shipped. Revenue and costs under certain long-term fixed price contracts with the United States Government are recognized on the units of are recognized on the units of delivery method. This method recognizes as revenue the contract price of units of the product delivered during each period and the costs allocable to the delivered units as the cost of earned revenue. Costs allocable to undelivered units are reported in the balance sheet as inventory. Amounts in excess of agreed upon contract price for customer directed changes, constructive changes, customer delays or other causes of additional contract costs are recognized in contract value if it is probable that a claim for such amounts will result in additional revenue and the amounts can be reasonably estimated. Revisions in cost and profit estimates are reflected in the period in which the facts requiring the revision become known and are estimable. Losses on contracts are recorded when identified.

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

Results of Operations

Year ended May 31, 2008 ("2008") compared with year ended May 31, 2007 ("2007")

PHAZAR CORP's consolidated sales from operations were $9,247,245 in 2008, compared to consolidated sales from operations of $5,220,868 in 2007. PHAZAR CORP recorded a net profit of $622,904 in 2008, compared to a net loss of $303,040 in 2007.

PHAZAR CORP's net income increased $925,944 on a 77% increase in sales of both military and commercial product lines, which included a significant growth in international sales.

Orders increased 8% in both military and commercial product lines from $7.7 million in 2007 to $8.3 million in 2008. While orders were up for the year, the ending backlog at May 31, 2008, of $2.5 million, was down from prior year-end backlog of $3.5 million due to contracts being completed prior to year end.

Cost of sales and contracts and gross profit for fiscal year 2008, were $5.9 million and $3.4 million, respectively. For the same period in 2007, cost of sales and contracts and gross profit for fiscal year 2007 were $3.1 million and $2.1 million, respectively. The gross profit margin for the operations for fiscal year 2008 was 36.6% compared to 40.6% in 2007. The decrease in gross margin is attributed to increases in commodity prices and higher than expected level of warranty cost for the recall and modification of a safety sleeve product in 2008.

Sales and Administration expenses were $2.68 million in 2008, compared to $2.73 million in 2007. When expressed as a ratio to sales, sales and administration expenses were 29% of sales in 2008, compared to 52% in 2007. Sales and administration expenses decrease when charges to overhead accounts decrease and labor charges to contract work orders increase, thus the reduction as a percentage of sales is primarily due to the increase in sales for the year.

The Company had an operating profit of $703,794 in 2008, compared to an operating loss of $613,786 in 2007 due to the higher level of sales in both the military and commercial product lines and the significant growth in the international sales.

Discretionary product development and bid/proposal spending totaled $814,464 or 8.8% of sales in 2008 compared to $752,476 or 14.4% of sales in 2007. There was $0 interest expense in both fiscal year 2008 and 2007. The income from operations before income taxes was $871,815 in 2008 compared to a loss of $454,098 in 2007.

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

Changes in accrued warranty liability for the years ended May 31, are as follows:

                                                        2008           2007
                                                   -------------  -------------
        Beginning balance                          $     68,376   $     41,792
        Cost incurred for rework                       (150,652)       (48,592)
        Accrual for current year estimate               122,376         68,376
        Change in accrued estimate                       82,276          6,800
                                                   ------------   ------------
        Ending balance                             $    122,376   $     68,376
                                                   ============   ============

Liquidity and Capital Resources

Sources of Liquidity

Funds generated from operations are the major internal sources of liquidity and are supplemented by funds derived from capital markets, principally bank facilities. PHAZAR CORP has a $1.0 million revolving demand line of credit with a bank. The credit line is regulated under a borrowing base formula using inventories and accounts receivable as collateral. The interest rate is established as equal to Wall Street prime and is subject to a loan agreement with restrictive covenants. The most restrictive financial covenant requires the Company to maintain $3.0 million in tangible net worth and to maintain $1.0 million of working capital. At May 31, 2008, the Company had a tangible net worth of $7.9 million and had working capital of $4.4 million. As of May 31, 2008, Antenna Products Corporation had drawn $0 of the $1.0 million line of credit with $1.0 million of the borrowing base available and unused. The revolving credit line agreement was renewed with a $1.0 million limit on September 26, 2006 for a period of two years. We are in the process of renewing this agreement. PHAZAR CORP believes that its cash and the credit available at May 31, 2008, is sufficient to fund the Company's operations for at least 12 months.

Capital Requirements

Management of the operating subsidiaries evaluates the facilities and review equipment requirements for existing and projected contracts on a regular basis. An annual capital plan is generated by management and submitted to the Board of Directors for review and approval. In fiscal year 2008 there were no capital expenditures for new and replacement equipment. The Company anticipates that the existing facilities and equipment are adequate to handle the projected business in fiscal year 2009 and intends to limit the 2009 capital program to less than $100,000 for improvements and new equipment.

At May 31, 2008, PHAZAR CORP had cash and cash equivalents of $2.5 million. Deferred revenue at May 31, 2008, is $315,654.

Cash Flows

Operating Activities

The decrease in cash and cash equivalents of $1.7 million is primarily attributed to the transfer of the $2.65 million in auction rate securities to long term marketable securities offset by a positive $830,411 of cash flow from operating activities. In mid February 2008, liquidity issues in the global credit markets resulted in the failure of auctions representing all of the auction rate securities the Company holds. The principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside the auction process, the issuers establish a different form of financing to replace these securities, or final payments come due according to contractual maturities ranging from 28 to 30 years. The Company understands that the issuers and financial markets are working on alternatives that may improve liquidity, however it is not clear when or if such efforts will be successful. In addition, the Company has filed a claim in arbitration against UBS Financial Services (See Item 3. Legal Proceedings) seeking, among other relief rescission of its purchases of the auction rate securities and restoration in cash of its entire $2.65 million investment it purchased from UBS.

While the recent auction failures will limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures or other business requirements.

The increase in accounts receivable to $987,258 at May 31, 2008 from $333,748 at May 31, 2007, reflects the increased level of business volume during 2008. The backlog of orders was $2.5 million on May 31, 2008, compared to $3.5 million on May 31, 2007.

The increase in accounts payable and accrued expenses to $760,871 at May 31, 2008, from $433,727 at May 31, 2007, reflects the material purchased for contracts currently in production, accruals for 2008 profit sharing and sales and administrative expenses accrued for services provided in 2008. Inventories remained relatively flat although raw materials were up 30% due to increases in commodity prices which were offset by an 11% drop in work-in-progress attributable to the timing of contracts in production.

Cash provided by the operating activities in the year ended May 31, 2008, was $830,411 compared to cash used by operating activities of $519,397 for the same period in 2007. $622,904 of cash provided by operating activities at May 31, 2008, represented PHAZAR CORP's net income compared to $303,040 cash used by operating activities at May 31, 2007.

Investing Activities

Cash was not used in investing activities during the years ended May 31, 2008 and 2007; however $2.65 million of marketable securities were transferred to long term marketable securities during 2008.

Financing Activities

Cash provided by financing activities in the year ended May 31, 2008, was $152,106 compared to cash provided by financing activities of $84,745 for the same period in 2007. The financing activities for the years ended May 31, 2008 and May 31, 2007 consisted primarily of proceeds from the exercise of stock options and the FIT benefit resulting from the exercise of stock options. At May 31, 2008 and May 31, 2007, PHAZAR CORP had no long-term debt outstanding.

Item 7.  Financial Statements.

PHAZAR CORP consolidated financial statements for the fiscal year ended May 31, 2008.


                                 C O N T E N T S


                                                                        Page

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets.........................................17

     Consolidated Statements of Operations...............................19

     Consolidated Statements of Shareholders' Equity.....................20

     Consolidated Statements of Cash Flows...............................21

     Notes to Consolidated Financial Statements..........................22

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To The Board of Directors and Stockholders
PHAZAR CORP and Subsidiaries

We have audited the accompanying consolidated balance sheets of PHAZAR CORP and Subsidiaries as of May 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PHAZAR CORP and subsidiaries as of May 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas

August 18, 2008

                          PHAZAR CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              MAY 31, 2008 AND 2007

                                     ASSETS

                                                        2008         2007
                                                   ------------- -------------
CURRENT ASSETS
 Cash and cash equivalents                         $  2,446,563  $  4,114,046
 Accounts receivable:
   Trade, net of allowance for
    doubtful accounts of $2,002
    in 2008, and $7,021 in 2007                         905,091       291,470
   United States Government                              82,167        42,278
Inventories                                           1,777,335     1,703,164
Prepaid expenses and other assets                        47,761        64,132
Income taxes receivable                                 169,597       229,373
Deferred income taxes                                    67,697        54,836
                                                   ------------  ------------
Total current assets                                  5,496,211     6,499,299

Property and equipment, net                             939,084     1,052,766

Marketable securities                                 2,346,840             -

Long-term deferred income tax                           178,739        36,818
                                                   ------------  ------------
TOTAL ASSETS                                       $  8,960,874  $  7,588,883
                                                   ============  ============












The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              MAY 31, 2008 AND 2007

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                        2008         2007
                                                   ------------- -------------
CURRENT LIABILITIES
 Accounts payable                                  $    298,192  $    128,579
 Accrued expenses                                       462,679       305,148
 Deferred revenues                                      315,654             -
                                                   ------------  ------------
Total current liabilities                             1,076,525       433,727

   Total liabilities                                  1,076,525       433,727
                                                   ------------  ------------
COMMITMENTS AND CONTINGENCIES                                 -             -

SHAREHOLDERS' EQUITY

Preferred stock, $1 par, 2,000,000
  shares authorized, none issued
  or outstanding, attributes to be
  determined when issued                                      -             -
Common stock, $0.01 par, 6,000,000
  shares authorized 2,357,728 and
  2,308,128 issued and outstanding                       23,578        23,082
Additional paid in capital                            3,723,278     3,417,399
Retained earnings                                     4,337,579     3,714,675
Accumulated other comprehensive loss,
  net of tax                                           (200,086)            -
                                                   ------------  ------------
Total shareholders' equity                            7,884,349     7,155,156
                                                   ------------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $  8,960,874  $  7,588,883
                                                   ============  ============







The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        YEARS ENDED MAY 31, 2008 AND 2007

                                                         2008          2007
                                                    ------------- -------------
Sales and contract revenues                         $  9,247,245  $  5,220,868
Cost of sales and contracts                            5,866,837     3,099,897
                                                    ------------  ------------
   Gross Profit                                        3,380,408     2,120,971

Sales and administration expenses                      2,676,614     2,734,757
                                                    ------------  ------------
   Operating Profit (loss)                               703,794      (613,786)
                                                    ------------  ------------
Other income
   Interest income                                       114,081        55,635
   Other income                                           53,940       104,053
                                                    ------------  ------------
Total other income                                       168,021       159,688
                                                    ------------  ------------
Income (loss) from operations before income taxes        871,815      (454,098)

Income tax provision (benefit)                           248,911      (151,058)
                                                    ------------  ------------
Net income (loss)                                   $    622,904  $   (303,040)
                                                    ============  ============
Basic earnings (loss) per common share              $       0.27  $      (0.13)
                                                    ============  ============
Diluted earnings (loss) per common share            $       0.27  $      (0.13)
                                                    ============  ============






The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        YEARS ENDED MAY 31, 2008 AND 2007

                  Common Stock                   Accumulated
                  ------------      Additional      Other
                  Number              Paid In   Comprehensive    Retained
                of Shares  Amount     Capital   Income (loss)    Earnings      Total
                ---------  -------  ----------  -------------  -----------  ----------
BALANCE,
MAY 31, 2006    2,281,528  $22,816  $3,213,901  $         -    $4,017,715   $7,254,432

Stock issued
to Directors        6,600       66      42,655            -             -       42,721

Stock based
compensation            -        -      76,298            -             -       76,298

Stock options
exercised          20,000      200      39,800            -             -       40,000

Tax benefit
for employee
stock options           -        -      44,745            -             -       44,745

Net income(loss)        -        -           -            -      (303,040)    (303,040)
                ---------  -------  ----------  -----------    ----------   ----------
BALANCE,
MAY 31, 2007    2,308,128  $23,082  $3,417,399  $         -    $3,714,675   $7,155,156
                =========  =======  ==========  ===========    ==========   ==========
Stock issued
to Directors       10,600      106      73,175            -             -       73,281

Stock based
compensation            -        -      80,988            -             -       80,988

Stock options
exercised          39,000      390      77,610            -             -       78,000

Tax benefit for
employee
stock options           -        -      74,106            -             -       74,106

Temporary
impairment on
available for
sale securities,
net of tax                                   -     (200,086)            -     (200,086)

Net income(loss)        -        -           -            -       622,904      622,904
                ---------  -------  ----------  -----------    ----------   ----------
BALANCE,
MAY 31, 2008    2,357,728  $23,578  $3,723,278  $  (200,086)   $4,337,579   $7,884,349
                =========  =======  ==========  ===========    ==========   ==========




The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED MAY 31, 2008, AND 2007

                                                         2008          2007
                                                    ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                  $    622,904  $   (303,040)
 Depreciation                                            113,682       115,854
 Amortization                                                  -         1,250
 Stock based compensation                                154,269       119,019
 Tax benefit for employee stock options                  (74,106)      (44,745)
 Deferred federal income tax                             (51,707)      (54,021)
 Changes in assets and liabilities:
  Accounts receivable                                   (653,510)      127,737
  Inventory                                              (74,171)     (408,516)
  Income taxes receivable                                133,882       (12,201)
  Prepaid expenses                                        16,370        12,117
  Accounts payable                                       169,613       (54,213)
  Accrued expenses                                       157,531       (18,638)
  Deferred revenue                                       315,654             -
                                                    ------------  ------------
 Net cash provided (used) by operating activities
                                                         830,411      (519,397)
CASH FLOWS FROM INVESTING ACTIVITIES:
 Transfer to marketable securities                    (2,650,000)            -
 Purchase of property and equipment                            -             -
                                                    ------------  ------------
                                                      (2,650,000)            -
CASH FLOWS FROM FINANCING ACTIVIITES:
 Proceeds from exercise of stock options                  78,000        40,000
 FIT benefit-stock options exercised                      74,106        44,745
                                                    ------------  ------------
                                                         152,106        84,745

 Net increase (decrease) in cash and
       cash equivalents                               (1,667,483)     (434,652)
                                                    ------------  ------------
CASH AND CASH EQUIVALENTS, beginning of year           4,114,046     4,548,698
                                                    ------------  ------------
CASH AND CASH EQUIVALENTS, end of year              $  2,446,563  $  4,114,046
                                                    ============  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
 Cash paid during the period for:
   Interest expense                                 $          -  $          -

   Income taxes                                     $    160,000  $    100,000



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

     Following is a schedule of the Company's sales to major customers at May 31, as a percentage of total sales:
                                                      2008         2007
                                                      ----         ----
        United States Government                       24%          21%
        Paige Iberica, Spain                           12%           0%
        General Dynamics                                9%           7%
        BAE Systems                                     0%           4%
        Thales ATM, Inc.                                6%          11%

     At May 31, 2008, and 2007, trade receivables from four customers comprised approximately 50% and 59%, respectively, of the trade receivable balance at those dates.


NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated  financial  statements include the accounts of the Company
     and  its   subsidiaries.   All   significant   intercompany   balances  and
     transactions are eliminated in consolidation.

  Revenue Recognition

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

  Inventories

     Inventories are valued at the lower of cost or market, with cost determined on the first-in, first-out basis. Market is replacement cost or net realizable value. Work in progress and finished goods include material, labor and overhead.

  Property and Equipment

     Property and equipment are recorded at cost and depreciated by the straight-line method over the expected useful lives of the assets. The estimated useful lives are: building and improvement - 15-30 years; machinery and equipment - 10 years; automobiles and equipment - 3 years; and office furniture and fixtures - 10 years. Expenditures for normal maintenance and repairs are charged to income, and significant improvements are capitalized. The cost of assets sold or abandoned and the related accumulated depreciation are eliminated from the accounts and the net amount, less proceeds from disposal, is charged or credited to income.

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

     In July, 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("SFAS 109"). This interpretation, which became effective for fiscal years beginning after December 15, 2006, introduces a new approach that changes how an entity recognizes and measures tax benefits associated with tax positions and how to disclose uncertainties related to income tax provisions in their financial statements.

  Research and Development Costs

     Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the years ended May 31, 2008, and 2007, were approximately $563,160 and $316,000, respectively.

  Cash and Cash Equivalents

     For purposes of reporting cash flows, cash and cash equivalents include cash and certificates of deposit with original maturities of three months or less.

     Early in the fourth quarter of 2008, the Company's cash and cash equivalents included $2.65 million of investment grade auction rate securities with an active resale market to ensure liquidity. The securities have long-term maturities, typically 30+ years; however the auctions were held every 7, 28, or 35 days so that the holder of the auction rate security could liquidate the investment on any auction date, making the auction rate security the equivalent of cash. Then in February 2008, most auctions of auction rate securities began to fail and they continue to fail. Because the auctions continue to fail, the Company's auction rate securities should not be considered the equivalent of cash. Thus, the Company now carries the $2.35 million principal amount of its auction rate securities as long term marketable securities.

  Warranties

     The Company provides for the estimated cost of product warranties. Actual costs as incurred are charged directly to cost of sales and the adequacy of the liability is assessed on a quarterly basis.

  Other Comprehensive Income (Loss)

     Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income consists of net income (loss), net holding gains (losses) on investments, net unrecognized loss on pensions, deferred gains (losses) from derivatives and gains (losses) from foreign currency translation. All transactions are shown net of tax.

  Stock-based Employee Compensation

     On June 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123R , Share-Based Payment ("SFAS 123R") which required all share based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the time of the grant. The company uses the Black-Scholes Model option pricing model to determine the fair value of stock options granted to employees. Stock based compensation recognized in the twelve months ended 2008 and 2007 were $154,269 and $119,019, respectively.

     The income tax benefit related to stock-based compensation expense was $74,106 and $44,745 for the years ended May 31, 2008 and 2007 respectively. In accordance with SFAS 123R, the Company has presented excess tax benefits from the exercise stock-based compensation awards as a financing activity in the consolidated statement of cash flows.

  Shares, Per Share Data, Earnings Per Share, and Stock Split, and Common Stock Par Value

     Earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Weighted average shares outstanding were 2,340,338 and 2,295,855 for the years ended May 31, 2008, and 2007, respectively.

     Dilutive effect of stock options outstanding for the years ended May 31, 2008 and 2007, are computed as follows:

                                                        2008           2007
                                                    ------------- -------------
       Numerator:
         Net income (loss)                          $    622,904  $   (303,040)
                                                    ------------  ------------
         Numerator for basic and
          diluted earnings per share                $    622,904  $   (303,040)
                                                    ------------  ------------

       Denominator:
         Weighted-average shares outstanding-basic 2,340,338 2,295,855 Effect of dilutive securities:
            Stock options                                  5,292             -
                                                    ------------  ------------

         Denominator for diluted earnings per share-
         Weighted-average shares                       2,345,630     2,295,855
                                                    ------------  ------------
         Basic earnings per share                   $       0.27  $      (0.13)
                                                    ============  ============
         Diluted earnings per share                 $       0.27  $      (0.13)
                                                    ============  ============

  Deferred Revenue

     Payments which are received in advance of the completion of the related phase of a contract are recorded as deferred revenue when received. Revenue is recognized when earned based on cost incurred to date plus estimated profit margin in relation to the total estimated cost plus profit margin on the entire project. Estimated losses will be recognized in their entirety when they become apparent. Deferred revenue recorded at each of the years ended May 31, 2008 and 2007 is $315,652 and $0, respectively.

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

     SFAS No. 157, Fair Value Measurements was issued in September, 2006 by the Financial Accounting Standards Board (the "FASB"). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and is effective for fiscal years beginning after November 15, 2007. The Company will adopt this standard as required and adoption of this statement is not expected to have a material effect on the Company's financial statements.

     SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans was issued in September, 2006 by the Financial Accounting Standards Board. This statement requires that employers measure plan assets and obligations as of the balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008.

     In February, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities - including an amendment of FASB statement No. 115. This statement permits all entities to choose, at specified elections dates, to measure eligible items at fair value. The statement is effective as the first fiscal year that begins after November 15, 2007. The Company will adopt this standard as required and adoption of this statement is not expected to have a material effect on the Company' financial statements.

     In December, 2007, the FASB issued SFAS No. 160, Non-controlling Interest in Consolidated Financial Statements - an amendment of ARB NO. 51. This FASB improves the financial statement information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards. SFAS No. 160 affects those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, beginning on or after December 15, 2008.

     In December, 2007, the FASB issued SFAS No. 141R, Business Combination. The revised statement improves on the information provided by a reporting entity about a business combination and its effects. This statement applies prospectively to business combination for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

NOTE 3.  INVENTORIES

     The major components of inventories are as follows:

                                                        2008          2007
                                                   ------------- -------------
             Raw materials                         $    691,096  $    533,972
             Work in process                            778,633       876,981
             Finished goods                             307,606       292,211
                                                   ------------  ------------
             Total inventories                     $  1,777,335  $  1,703,164
                                                   ============  ============

     Certain allocable overhead costs such as depreciation, insurance, property taxes and utilities are included in inventory based upon percentages developed by the Company. The aggregate amount of these costs included in inventory during the years ended May 31, 2008 and 2007, were $589,411 and $559,774, respectively.

     All of the above stated inventories are that of the operating subsidiaries Antenna Products Corporation and Phazar Antenna Corp. No other subsidiaries carry inventory.

NOTE 4.  PROPERTY AND EQUIPMENT

     The following is a summary of the  Company's  property and equipment at May
     31:

                                    Estimated
                                    Useful Life      2008          2007
                                    ----------- ------------- -------------
      Land                                      $    375,136  $    375,136
      Buildings and improvements    15-30 years    1,873,217     1,873,217
      Machinery and equipment          10 years    3,359,626     3,402,145
      Automobiles and equipment         3 years      106,898       106,898
      Office furniture and fixtures    10 years      435,210       454,266
                                                ------------  ------------
                                                   6,150,087     6,211,662
      Less accumulated depreciation               (5,211,003)   (5,158,896)
                                                ------------  ------------
      Net property and equipment                $    939,084  $  1,052,766
                                                ============  ============

NOTE 5.  INTANGIBLE ASSETS
                                                          2008         2007
                                                      ------------ ------------
    Included in intangible assets at
    May 31 are the following:
      Noncompete agreements (Phazar Antenna Corp.)    $    60,000  $    60,000
      Patents, copyrights and other
       intellectual property (Phazar Antenna Corp.)       389,593      389,593
                                                      -----------  -----------
      Accumulated amortization                            449,593      449,593
                                                         (449,593)    (449,593)
                                                      -----------  -----------
                                                      $         -  $         -
                                                      ===========  ===========

     Patents, copyrights and other intellectual property are being amortized on the straight-line basis over a weighted average five-year period. Non-compete agreements are being amortized on the straight-line basis over weighted average three and one third year contractual basis.

NOTE 6.  NOTES PAYABLE

     At May 31, 2008 and 2007, notes payable consist of a revolving note payable to a bank, with a maximum amount not to exceed the lesser of $1,000,000 or a calculated borrowing base determined by a formula based upon the amount of certain qualified receivables and inventories as defined in the loan agreement. Amount available under the revolving note at May 31, 2008 and 2007 was $1,000,000.

     Interest is payable monthly at the prime rate (5.0% and 8.25% at May 31, 2008 and 2007, respectively) until September 30, 2008, when any unpaid principal and interest shall be due. Borrowings under the revolving note payable are collateralized by accounts receivable and inventories. Under the agreement, the Company must maintain minimum net worth of $3,000,000 and working capital of $1,000,000.

NOTE 7.  LONG-TERM DEBT

     At May 31, 2008 and 2007, PHAZAR CORP had no long-term debt.

NOTE 8.  INCOME TAXES

     Components of the income tax provision are as follows:
                                                         2008         2007
                                                    ------------- -------------
       Federal income taxes at statutory
        rate on income before income taxes          $    294,708  $   (154,643)

      State income taxes statutory rate                        -         1,143

      Non-deductible expenses and other                  (45,797)        2,442
                                                    ------------  ------------
      Total provision (benefit)                     $    248,911  $   (151,058)
                                                    ============  ============
      Deferred portion of provision                      (51,707)      (54,021)
      Current portion of provision                       300,618       (97,037)
                                                    ------------  ------------
      Total provision (benefit)                     $    248,911  $   (151,058)
                                                    ============  ============

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                         2008         2007
                                                    ------------- -------------
      Deferred tax assets:
       Accounts receivable, due to allowance for
         doubtful accounts                          $        681  $      2,387
       Accrued expenses, due to warranty accrual          41,608        23,248
       Accrued expenses, due to vacation accrual          25,408        29,201
       Intangible assets, due to difference in
         amortization                                     68,871        77,281
       Compensation, stock options vested                 53,476        25,942
       Investments, due to impairment for book
         purposes                                        103,072             -
                                                    ------------  ------------
      Total deferred tax assets                     $    293,116  $    158,059

      Deferred tax liabilities:

       Property and equipment, principally due
        to difference in depreciation                    (46,680) $    (66,405)
                                                    ------------  ------------
      Total deferred tax liabilities                     (46,680) $    (66,405)
                                                    ------------  ------------
       Net deferred tax assets                      $    246,436  $     91,654
                                                    ============  ============

      The net deferred tax assets are classified on the balance sheet as follows:

       Current deferred tax assets                  $     67,697  $     54,836
       Long-term deferred tax assets (liabilities)       178,739        36,818
                                                    ------------  ------------
       Net deferred tax assets                      $    246,436  $     91,654
                                                    ============  ============

     On July 13, 2006, the FASB issued Interpretation No. 48 ("FIN"), Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No.109. FIN 48 prescribes how the Company should recognize, measure and present in the Company's financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to FIN 48, the Company can recognize a tax benefit only if it is "more likely than not" that a particular tax position will be sustained upon examination or audit by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

     The Company adopted the provisions of FIN 48 on June 1, 2007. The adoption of FIN 48 did not result in the recording of any unrecognized tax benefits, as there were no identifiable uncertain tax positions that were required to be quantified and disclosed. Therefore, there were no recorded FIN 48 liabilities or adjustments to retained earnings on the Company's financial statements.

     There are no additional uncertain tax positions expected to be taken on the 2007 federal or state income tax returns to be filed. Accordingly, no additional disclosures have been made on the current financial statements regarding FIN 48.

     As Company policy, accrued interest or penalties associated with unrecognized tax benefits will be recorded as income tax expense. Since there is no applicable FIN 48 liability for 2007, no interest or penalties are included in the Consolidated Statement of Operations.

     The Company and its subsidiaries file a consolidated federal tax return. The 2004-2007 federal tax returns are currently open under the statute of limitations. State income tax returns are generally open for examination for a period of 3-5 years after the filing of the respective return. The Company and its subsidiaries have no federal or state returns currently under examination, appeals or litigation.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

     The Company has adopted an employee profit sharing plan under Section 401(k) of the Internal Revenue Code. All employees with a minimum of one year of employment are eligible to participate. The Company will match employee contributions for an amount up to 3% of each employee's salary if certain earnings requirements are met. Contributions are invested at the direction of the employee in one or more funds. Company contributions vest after three years of service. Company contributions amounted to $70,237 and $0 for the years ended May 31, 2008 and 2007, respectively.

  Concentration of Credit Risk

     The Company deposits its cash primarily in deposit accounts with major banks. Certain cash deposits may occasionally be in excess of federally insured limits. The Company has not incurred losses related to its cash.

     The Company sells many of its products to the U.S. Government, both military and civil agencies, and prime contractors. Although the Company might be directly affected by the well being of the defense industry, management does not believe significant credit risk exists at May 31, 2008.

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

  Legal Proceedings

     On June 26, 2008, the Company filed a claim in arbitration against UBS Financial Services, Inc. ("UBS") with the Financial Industry Regulatory Authority, Inc. ("FINRA") for fraud, breach of fiduciary duty, breach of contract and negligence in connection with the sale by UBS to the Company of certain "auction rate securities" in the aggregate principal amount of $2,650,000 (the auction rate securities).

     In the arbitration proceeding, the Company claims it invested its liquid assets in auction rate securities in reliance on UBS repeated representations to the Company that the auction rate securities were safe, liquid investments, the equivalent of cash and a prudent investment for the Company's cash. Further, the Company claims these representations were false and that UBS also falsely represented that the auction markets were stable and that the Company could liquidate its investment in the auction rate securities on any auction date, making the auction rate securities the equivalent of cash. The Company further claims that in February 2008, with no prior notice to the Company, UBS unilaterally abandoned the auction markets and allowed the auctions of auction rate securities it had sold to the Company to fail. The Company further alleges that the continued failure of the auctions has resulted in the Company's auction rate securities becoming illiquid long term fixed income investments. The Company seeks, among other relief, rescission of its purchases of the auction rate securities and restoration in cash of its entire $2,650,000 investment in the auction rate securities it purchased from UBS.

     The Company also announced that on June 27, 2008, the Company filed an action against UBS in the 348th Judicial District Court of Tarrant County, Texas (the "Injunctive Action"). In the Injunctive Action, the Company seeks injunctive relief prohibiting UBS from denying the Company access to the $2,650,000 in cash the Company invested in auction rate securities.

  Product Warranties

     PHAZAR CORP's management estimates accrued warranty expense based on warranty work received but not performed and on analysis of historical trends including actual expense as a percent of sales.

     Changes in accrued warranty liability for the years ended May 31, are as follows:

                                                          2008         2007
                                                      ------------ ------------
        Beginning balance                             $    68,376  $    41,792
        Cost incurred for rework                         (150,652)     (48,592)
        Accrual for current year estimate                 122,376       68,376
        Change in accrued estimate                         82,276        6,800
                                                      -----------  -----------
        Ending balance                                $   122,376  $    68,376
                                                      ===========  ===========

     The accrual for warranty reserve for 2008 was increased for the recall and modification of a safety sleeve product.

NOTE 10. STOCK OPTIONS

     In 2000, the board approved options to purchase 75,000 shares of common stock at $2.00 per share to an employee of the Company, all were exercised before the options expiration date of November 20, 2007.

     In 2006, the Board approved options to purchase 50,000 shares of common stock at $9.22 per share to an employee of the Company. The options are exercisable pro-rata over a five year period. No options have been exercised. The options expire between May 29, 2012 and May 29, 2016, or the earlier of the employee's last day of employment.

     In 2008, the Board approved options to purchase 30,000 shares of common stock at $5.70 per share to an employee of the Company. The options are exercisable at a rate of 6,000 shares per year over a five year period. No options have been exercised. The options expire between March 23, 2014 and March 23, 2019, or the earlier of the employee's last day of employment.

     A summary of the status of the Company's outstanding stock options issued under separate employment agreements as of May 31, 2008 and May 31, 2007 and changes for the years then ended are as follows:
                                                     Outstanding Options
                                               ------------------------------
                                                                Weighted
                                                                Average
                                                      Number    Exercise
                                                  of Options    Price
                                                 -------------  -------------
          Outstanding at May 31, 2006                 109,000           5.31
                        Granted                             -
                        Exercised                     (20,000)          2.00
                        Forfeited                           -
                                                 ------------   ------------
          Outstanding at May 31, 2007                  89,000           6.06
                        Granted                        30,000           5.70
                        Exercised                     (39,000)          2.00
                        Forfeited                           -
                                                 ------------   ------------
          Outstanding at May 31, 2008                  80,000           7.90
                                                 ============   ============

                                                            May 31,
                                                     2008           2007
                                                 ------------   ------------
         Number of options vested                     20,000         49,000
         Weighted average remaining contract
             life - years                               6.75           4.15

         Number of options exercisable at
             May 31, 2008                             20,000

     In October 2006, a majority of the PHAZAR CORP shareholders approved the 2006 Incentive Stock Option Plan (the "Plan"). Options for 250,000 shares of common stock are authorized under this plan. Options granted may be either Incentive Stock Options or Non-Statutory Stock Options, at the discretion of the Board. There have been no options granted under this plan as of May 31, 2008.

     The following table details stock-based compensation expense included in the statement of operations for the years ended May 31, 2008 and 2007.

                                                        For the year ended
                                                              May 31,
                                                    ------------- -------------
                                                        2008           2007

       Selling, general and administrative expense  $     80,988  $     76,298
       FIT Provision                                     (27,535)      (25,941)
                                                    ------------  ------------
            Impact on net income                    $     53,453  $     50,357
                                                    ============  ============
            Impact on net income per share -
                Basic and diluted EPS               $       0.02  $       0.02

NOTE 11. LONG TERM MARKETABLE SECURITIES

     The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standard (SFAS) No. 115, Accounting for Certain Investment in Debt and Equity Securities. The Company determined the appropriate classification for its marketable securities was "available for sale". As such, on May 31, 2008 and 2007, all of the Company's investments in marketable securities were reported at fair value. Unrealized holding gains or losses, net of tax are reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. Fair value unrealized holding losses (net of tax) incurred were $303,160 ($200,086) and $0 ($0) for years ending May 31, 2008 and 2007, respectively.

                                                        2008          2007
                                                   ------------- -------------
        Marketable Securities
           Par value                               $  2,650,000  $          -
           Unrealized holding loss                     (303,160)            -
                                                   ------------  ------------
           Fair Value                              $  2,346,840  $          -

        Maturity Grouping
          Within one year                                     -             -
           Between one to five years                          -             -
           Between five to ten years                          -             -
           After ten years                            2,346,840             -
                                                   ------------  ------------
           Total                                   $  2,346,840  $          -

NOTE 12. SUBSEQUENT EVENT

     On July 11, 2008, James Miles, our President, Chief Executive Officer and Director, resigned from these offices to seek other personal business opportunities. The Board of Directors expects to name his successor in the near future.

     On August 8, 2008, UBS agreed to a settlement in principle with the Securities and Exchange Commission (SEC), the New York Attorney General
     (NYAG), the Massachusetts Securities Division (MSD), the Texas State Securities Board and other state regulatory agencies represented by North American Securities Administrators Association to restore liquidity to all remaining clients who hold auction rate securities. All UBS clients - individual investors, corporations and institutional clients - who hold ARS will be able to redeem their securities at par.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 8A. Controls and Procedures.

As of May 31, 2008, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of May 31, 2008. There has not been any change in the Company's internal controls during the Company's last fiscal quarter that has materially affected or is reasonably likely to materially affect internal controls over financial reporting as of May 31, 2008.

PART III

Item 9.  Directors and Executive Officers of the Registration


Name              Age Principal Occupation                        Since
----              --- --------------------                        -----

Gary W. Havener   67  President, Sinan Corp.; Past Chief
                      Executive Officer, PHAZAR CORP              January 1992

Clark D. Wraight  64  Vice President and Secretary, PHAZAR CORP;
                      President and General Manager, Antenna
                      Products Corp. and Phazar Antenna Corp.;
                      Vice President, Tumche Corp. and Thirco,
                      Inc.; Secretary, Tumche Corp., Thirco, Inc.,
                      and Phazar Antenna Corp.                    October 1996


R. Allen Wahl     80  Independent Business Consultant and
                      Past President & COO of Valmont
                      Industries                                  October 1999

James Kenney      67  Account Executive, Baldwin Anthony
                      Securities, Inc.  Past Executive Vice
                      President and Owner, San Jacinto
                      Securities, Inc.                            November 1999

Dennis Maunder    57  Past Chief Financial Officer,
                      Shared Technologies, Inc.; Controller,
                      Allegiance Telecom, Inc.                    October 2006

Garland Asher     64  Director and Chairman of Audit Committee,
                      Universal Power Group, Inc.; Past Member,
                      City of Fort Worth Audit Committee; Past
                      President and COO, Integration Concepts,
                      Inc.                                        October 2007

Deborah A. Inzer  57  Vice President, Chief Financial Officer,
                      PHAZAR CORP; Treasurer, Antenna Products
                      Corp., Phazar Antenna Corp., Tumche Corp.,
                      and Thirco, Inc.                            March 2008

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

Mr. Wraight has been employed with Antenna Products since 1979 and has served as an officer of the Company since 1981. Mr. Wraight currently serves as Vice President and Secretary of PHAZAR CORP, President and General Manager of Antenna Products Corporation, President of Phazar Antenna Corp., Vice President and Secretary of Tumche Corp., and Vice President and Secretary of Thirco, Inc., subsidiaries of the Company.

     Mr. Wahl was President and COO of Valmont Industries until 1985. The principal business of Valmont Industries is manufacturing steel tubular poles and towers for the lighting, electrical transmission and communication industries. Mr. Wahl has been an independent business consultant since 1985.

     Mr. Kenney currently serves as an account executive at Baldwin Anthony Securities Inc. since February, 2007. Mr. Kenney served as Executive Vice President and owner of San Jacinto Securities, an institutional stock brokerage firm from 1993 until 2007.

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

     Mr. Asher has served since December, 2006 as a Director and Chairman of the Audit Committee of Universal Power Group, Inc., a power equipment and battery distributor. Mr. Asher has served as a member of the City of Fort Worth Audit Committee since 2006. Mr. Asher served as President and COO of Integration Concepts, Inc., a healthcare software company, from September 1999 through June 2004. Since then he has been involved in personal investment activities.

     Ms. Inzer served as Controller of Shared Technologies, Inc. a telecommunications company from January, 2005 until March, 2008. Ms. Inzer has served as Vice President, Accounting and Controller at Dave & and Buster's in Dallas, Texas from 1999 to 2005 and Senior Vice President, Accounting at AmBrit Energy Corp in Dallas, Texas from 1989 to 1999.


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

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the fiscal year ended May 31, 2008, all Section 16(a) filing requirements applicable to its officers, directors and ten-percent shareholders have been filed.

Item 10.  Executive Compensation.

The following table provides certain summary information concerning compensation awarded to, earned by or paid to the Chief Executive Officer and other named executive officers and directors of the Company whose total annual salary exceeded $100,000 (collective, the "named officers") for fiscal year ended May 31, 2008.

-------------------------------------------------------------------------------
                           SUMMARY COMPENSATION TABLE
------------------------- --------------------- -------------------------------
Name & Principal Position                      Annual Compensation
------------------------- ------------- ---------- --------- ----------------
                            Fiscal Year                        Other Annual
                          Ended May 31, Salary ($)  Bonus ($) Compensation ($)
                          ------------- ----------- --------- ----------------
James Miles                        2008 $       0   $       0 $      98,000(1)
  President and CEO                                           $      22,674(2)

James Miles                        2007 $       0   $       0 $      60,591(1)
  President and CEO                                           $      10,128(2)

Clark D. Wraight                   2008 $138,914(3) $       0 $           0
  Vice President

Clark D. Wraight                   2007 $134,197(3) $       0 $           0
  Vice President

Clark D. Wraight                   2006 $129,043(3) $       0 $           0
  Vice President

Gary W. Havener                    2008 $      0    $       0 $           0
  Past President and CEO

Gary W. Havener                    2007 $      0    $       0 $      37,409(1)
  President and CEO

Gary W. Havener                    2006 $      0    $       0 $      98,000(1)
  President and CEO

         (1)    Director's Fee - Sole Director, Antenna Products Corporation
         (2)    Interim Housing Reimbursement
         (3)    Annual Compensation - President, Antenna Products Corporation

COMPENSATION OF DIRECTORS

Compensation for PHAZAR CORP Board members is set at $500 plus 200 shares of PHAZAR CORP common stock for each board meeting attended.

Compensation for PHAZAR CORP audit committee member is set at $250 plus 100 shares of PHAZAR CORP common stock for each audit committee meeting attended.

The following table provides certain summary information with respect to the named director, compensation information inclusive of fees paid to and shares awarded to, all directors of the Company for fiscal year ended May 31, 2008.

         Name     Fees                     Non Equity Nonqualified   All Other   Total
                 Earned   Stock  Options   Incentive    Deferred   Compensation   ($)
                 or Paid Awards   Awards     Plan     Compensation     ($)
                 in Cash   ($)     ($)   Compensation   Earnings
                    ($)                       ($)          ($)

         (a)       (b)     (c)     (d)        (e)         (f)          (g)        (h)
---------------- ------- ------- ------- ------------ ------------ ------------ -------
James Miles      $ 3,000 $ 8,350 $    0   $      0      $      0     $      0   $11,350
---------------- ------- ------- ------- ------------ ------------ ------------ -------
Clark D. Wraight $ 3,000 $ 8,350 $    0   $      0      $      0     $      0   $11,350
---------------- ------- ------- ------- ------------ ------------ ------------ -------
R. Allen Wahl*   $ 5,000 $13,836 $    0   $      0      $      0     $      0   $18,836
---------------- ------- ------- ------- ------------ ------------ ------------ -------
James Kenney*    $ 4,500 $12,616 $    0   $      0      $      0     $      0   $17,116
---------------- ------- ------- ------- ------------ ------------ ------------ -------
Gary W. Havener  $ 3,000 $ 8,350 $    0   $      0      $      0     $      0   $11,350
---------------- ------- ------- ------- ------------ ------------ ------------ -------
Dennis Maunder*  $ 5,000 $13,836 $    0   $      0      $      0     $      0   $18,836
---------------- ------- ------- ------- ------------ ------------ ------------ -------
Garland Asher*   $ 3,000 $ 7,943 $    0   $      0      $      0     $      0   $10,493
---------------- ------- ------- ------- ------------ ------------ ------------ -------

* Member of Audit Committee


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table set forth the beneficial ownership of the Company's Common Stock as of July 15, 2008, (a) by each director, (b) by the named executive officers, and (c) by all persons known to the Company to be the beneficial owners of more than 5% of the Company's Common Stock and (d) all directors and executive officers as a group.

Name and Address               Shares Owned Directly         Percent of
of Beneficial Owners (1)       and Indirectly                Class (2)
------------------------       ---------------------         ----------
Gary W. Havener (3)                   105,000                4.45%
Sinan Corp.
P.O. Box 121697
Ft. Worth, TX 76121

R. Allen Wahl                           4,300                0.18%
13 Collinway Place
Dallas, TX 75230

Clark D. Wraight                      108,300                4.58%
Antenna Products Corporation
101 S.E. 25th Ave.
Mineral Wells, TX 76067

James Kenney                            6,200                0.26%
4131 N. Central Expressway
Suite 930
Dallas, TX 75204

Dennis Maunder                          3,500                0.15%
401 Baker Cutoff Rd.
Weatherford, TX 76087

Garland P. Asher                        1,900                0.08%
2300 Mistletoe Drive
Fort Worth, TX 76110

Deborah A. Inzer                            0                0.00%
Antenna Products Corporation
101 S.E. 25th Avenue
Mineral Wells, TX 76067

All directors and officers            229,200                9.71%
of PHAZAR CORP
as a group (Seven Persons)

     (1) The persons named herein have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and subject to the Texas laws for personal holding companies, as applicable.

     (2) Based on total outstanding shares of 2,361,428 as of July 15, 2008

     (3) Sinan Corp., wholly owned by Mr. Havener and his children, owns of record 100,000 of these shares representing 4.23% of the total outstanding shares. Mr. Havener as President of Sinan Corp. has sole voting and investment power with respect to all shares of common stock shown as beneficially owned by Sinan Corp.

Item 12. Certain Relationships and Related Transactions.

None

Item 13. Exhibits and Reports on Form 8-K.

(a)      The following documents are filed as part of this report:

            1.  Financial Statements. See Item 7.


            2.  Financial Statement Schedules. Not applicable.

                All other schedules have  been  omitted   because  the  required
                information is shown in the consolidated financials or notes thereto, or they are not applicable.

            3. Exhibits. See Index to Exhibits for listing of exhibits which are filed herewith or incorporated by reference

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

            On October 23, 2006, the registrant filed a Form 8-K for the purpose of disclosing the Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

            On March 26, 2008, the registrant filed a Form 8-K for the purpose of disclosing the Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

            On April 25, 2008, the registrant filed a Form 8-K for the purpose of disclosing the change in reporting classification of investment in auction rate securities

            On July 11, 2008, the registrant filed a Form 8-K for the purpose of disclosing a FINRA arbitration claim and suit against UBS Financial Services

            On July 15, 2008, the registrant filed a Form 8-K for the purpose of
            disclosing  the  departure  of  Directors  or  Principal   Officers;
            Election of Directors; Appointment of Principal Officers

Item 14. Principal Accountant Fees and Services.

During fiscal year 2008 and 2007, the Company paid Weaver & Tidwell, L.L.P. fees in the aggregate amounts noted below. All services rendered by Weaver & Tidwell, L.L.P. were approved in advance by the Audit Committee.

                                                                May 31,
                                                           2008        2007
                                                       ----------- -----------
Audit fees
 Services rendered for year-end audit and
 quarterly reviews                                     $  60,500   $  66,280

Tax fees
 Services rendered for tax consulting due
 diligence assistance and audits of the
 Company's other entities within the
 consolidated group for statutory filing purposes      $   8,180   $   8,980
                                                       ---------   ---------
                                                       $  68,680   $  75,260
                                                       ---------   ---------






                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  August 18, 2008             PHAZAR CORP

                                   /s/ Clark D. Wraight
                                   ----------------------------------------
                               BY: Clark D. Wraight
                                   Principal Executive Officer and Director

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                   Date
---------                           -----                   ----


/s/ Gary W. Havener                 Director                August 18, 2008
-------------------------------
Gary W. Havener


/s/ James Kenney                    Director                August 18, 2008
-------------------------------
James Kenney


/s/ R. Allen Wahl                   Director                August 18, 2008
-------------------------------
R. Allen Wahl


/s/ Dennis Maunder                  Director                August 18, 2008
-------------------------------
Dennis Maunder


/s/ Garland P. Asher                Director                August 18, 2008
-------------------------------
Garland P. Asher

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