Form 10-K/A
period 2008-05-31
PHAZAR CORP
filed 2008-09-26
CIK 724267

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (check one):  Yes [   ]  No [ X ]

                                EXPLANATORY NOTE

PHAZAR CORP (the "Company") is filing this Amendment to its Annual Report on Form 10-KSB for the fiscal year ended May 31, 2008 (i) to amend Note 10 to its Financial Statements to disclose that certain stock options granted to a Company employee were granted under its 2006 Incentive Stock Option Plan, (ii) to add a Subsequent Event Note to its Financial Statements that on August 12, 2008 stock options to purchase 36,400 shares under its 2006 Incentive Stock Option Plan were granted to certain employees of the Company and (iii) to replace the Item 8A disclosure with new Item 8A(T). In addition, in connection with the filing of this Form 10-KSB/A and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934 (Exchange Act), we are including revised and currently-dated certifications. The remainder of the Company's Annual Report on Form 10-KSB for the fiscal year ended May 31, 2008 filed with the Securities and Exchange Commission (SEC) on August 18, 2008 remains unchanged.

Item 7.  Financial Statements.

PHAZAR CORP consolidated financial statements for the fiscal year ended May 31, 2008.


                                 C O N T E N T S


                                                                         Page

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets.........................................5

     Consolidated Statements of Operations...............................7

     Consolidated Statements of Shareholders' Equity.....................8

     Consolidated Statements of Cash Flows...............................9

     Notes to Consolidated Financial Statements.........................10

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

                          PHAZAR CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              MAY 31, 2008 AND 2007

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                         2008          2007
                                                    ------------- -------------
CURRENT LIABILITIES
 Accounts payable                                   $    298,192  $    128,579
 Accrued expenses                                        462,679       305,148
 Deferred revenues                                       315,654             -
                                                    ------------  ------------
                                                       1,076,525       433,727
 Total current liabilities

   Total liabilities                                   1,076,525       433,727
                                                    ------------  ------------
COMMITMENTS AND CONTINGENCIES                                  -             -

SHAREHOLDERS' EQUITY

Preferred stock, $1 par, 2,000,000 shares
  authorized, none issued or outstanding,
  attributes to be determined when issued                      -             -
Common stock, $0.01 par, 6,000,000 shares
  authorized 2,357,728 and 2,308,128 issued
  and outstanding                                         23,578        23,082
 Additional paid in capital                            3,723,278     3,417,399
 Retained earnings                                     4,337,579     3,714,675
 Accumulated other comprehensive loss, net of tax       (200,086)            -
                                                    ------------  ------------
  Total shareholders' equity                           7,884,349     7,155,156
                                                    ------------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $  8,960,874  $  7,588,883
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

                          PHAZAR CORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        YEARS ENDED MAY 31, 2008 AND 2007

                  Common Stock                   Accumulated
                  ------------      Additional      Other
                  Number              Paid In   Comprehensive    Retained
                of Shares  Amount     Capital   Income (loss)    Earnings      Total
                ---------  -------  ----------  -------------  -----------  ----------
BALANCE,
MAY 31, 2006    2,281,528  $22,816  $3,213,901  $          -   $4,017,715   $7,254,432

Stock issued
to Directors        6,600       66      42,655             -            -       42,721

Stock based
compensation            -        -      76,298             -            -       76,298

Stock options
exercised          20,000      200      39,800             -            -       40,000

Tax benefit
for employee
stock options           -        -      44,745             -            -       44,745

Net income (loss)       -        -           -             -     (303,040)    (303,040)
                ---------  -------  ----------  ------------   ----------   ----------
BALANCE,
MAY 31, 2007    2,308,128  $ 23,082 $3,417,399  $          -   $3,714,675   $7,155,156
                =========  ======== ==========  ============   ==========   ==========
Stock issued
to Directors       10,600       106     73,175             -            -       73,281

Stock based
compensation            -         -     80,988             -            -       80,988

Stock options
exercised          39,000       390     77,610             -            -       78,000

Tax benefit
for employee
stock options           -         -     74,106             -            -       74,106

Temporary impairment
on available for
sale securities,
net of tax              -  (200,086)         -      (200,086)

Net income (loss)       -         -          -       622,904      622,904            -
                ---------  -------- ----------  ------------   ----------   ----------
BALANCE,
 MAY 31, 2008   2,357,728  $ 23,578 $3,723,278  $   (200,086)  $4,337,579   $7,884,349
                =========  ======== ==========  ============   ==========   ==========




The Notes to Consolidated Financial Statements are an integral part of these statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED MAY 31, 2008, AND 2007

                                                         2008         2007
                                                    ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                  $    622,904  $   (303,040)
 Depreciation                                            113,682       115,854
 Amortization                                                  -         1,250
 Stock based compensation                                154,269       119,019
 Tax benefit for employee stock options                  (74,106)      (44,745)
 Deferred federal income tax                             (51,707)      (54,021)
 Changes in assets and liabilities:
   Accounts receivable                                  (653,510)      127,737
   Inventory                                             (74,171)     (408,516)
   Income taxes receivable                               133,882       (12,201)
   Prepaid expenses                                       16,370        12,117
   Accounts payable                                      169,613       (54,213)
   Accrued expenses                                      157,531       (18,638)
   Deferred revenue                                      315,654             -
                                                    ------------  ------------
 Net cash provided (used) by operating activities        830,411      (519,397)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Transfer to marketable securities                  (2,650,000)            -
   Purchase of property and equipment                          -             -
                                                    ------------  ------------
                                                      (2,650,000)            -
CASH FLOWS FROM FINANCING ACTIVIITES:
   Proceeds from exercise of stock options                78,000        40,000
   FIT benefit-stock options exercised                    74,106        44,745
                                                    ------------  ------------
                                                         152,106        84,745
   Net increase (decrease) in cash
     and cash equivalents                             (1,667,483)     (434,652)
                                                    ------------  ------------
CASH AND CASH EQUIVALENTS, beginning of year           4,114,046     4,548,698
                                                    ------------
CASH AND CASH EQUIVALENTS, end of year              $  2,446,563  $  4,114,046
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

     All of the above stated inventories are that of the operating subsidiaries, Antenna Products Corporation and Phazar Antenna Corp. No other subsidiaries carry inventory.

NOTE 4.  PROPERTY AND EQUIPMENT

     The following is a summary of the  Company's  property and equipment at May
     31:
                                    Estimated
                                    Useful Life     2008          2007
                                    ----------- ------------- -------------
      Land                                      $    375,136  $    375,136
      Buildings and improvements    15-30 years    1,873,217     1,873,217
      Machinery and equipment          10 years    3,359,626     3,402,145

      Automobiles and equipment         3 years      106,898       106,898

      Office furniture and fixtures    10 years      435,210       454,266
                                                ------------  ------------
                                                   6,150,087     6,211,662

      Less accumulated depreciation               (5,211,003)   (5,158,896)
                                                ------------  ------------
      Net property and equipment                $    939,084  $  1,052,766
                                                ============  ============

NOTE 5.  INTANGIBLE ASSETS
                                                         2008         2007
   Included in intangible assets at May 31          ------------- -------------
      are the following:
    Noncompete agreements (Phazar Antenna Corp.)    $     60,000  $     60,000
    Patents, copyrights and other intellectual
     property (Phazar Antenna Corp.)                     389,593       389,593
                                                    ------------  ------------
               Accumulated amortization                  449,593       449,593
                                                        (449,593)     (449,593)
                                                    ------------  ------------
                                                    $          -  $          -
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
                                                    ============  ============

     On July 13, 2006, the FASB issued Interpretation No. 48 ("FIN"), Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109. FIN 48 prescribes how the Company should recognize, measure and present in the Company's financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Pursuant to FIN 48, the Company can recognize a tax benefit only if it is "more likely than not" that a particular tax position will be sustained upon examination or audit by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

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

     A summary of the status of the Company's outstanding stock options issued under separate employment agreements as of May 31, 2008 and May 31, 2007 and changes for the years then ended are as follows:

                                                          Outstanding Options
                                                      --------------------------
                                                                       Weighted
                                                                       Average
                                                         Number        Exercise
                                                       of Options      Price
                                                       ----------      --------
         Outstanding at May 31, 2006                     109,000          5.31
                        Granted                                -
                        Exercised                        (20,000)         2.00
                        Forfeited                              -
                                                       ---------       -------
         Outstanding at May 31, 2007                      89,000          6.06
                        Granted                           30,000          5.70
                        Exercised                        (39,000)         2.00
                        Forfeited                              -
                                                       ---------       -------
         Outstanding at May 31, 2008                      80,000          7.90
                                                       =========       =======

                                                               May 31,
                                                         2008          2007
                                                     -----------   -----------
         Number of options vested                         20,000        49,000
         Weighted average remaining
             contract life - years                          6.75          4.15

         Number of options exercisable
             at May 31, 2008                              20,000

     In October 2006, a majority of the PHAZAR CORP shareholders approved the 2006 Incentive Stock Option Plan (the "Plan"). Options for 250,000 shares of common stock are authorized under this plan. Options granted may be either Incentive Stock Options or Non-Statutory Stock Options, at the discretion of the Board. There were 30,000 options granted under this plan as of May 31, 2008.

     The following table details stock-based compensation expense included in the statement of operations for the years ended May 31, 2008 and 2007.

                                                         For the year ended
                                                              May 31,
                                                    ---------------------------
                                                       2008             2007

       Selling, general and administrative expense  $      80,988  $    76,298
       FIT Provision                                      (27,535)     (25,941)
                                                    -------------  -----------
               Impact on net income                 $      53,453  $    50,357
                                                    =============  ===========
               Impact on net income per share -
                     Basic and diluted EPS          $        0.02  $      0.02


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

                                                         2008         2007
                                                    ------------- -------------
Marketable Securities
           Par value                                $  2,650,000  $          -
           Unrealized holding loss                      (303,160)            -
                                                   -------------  ------------
           Fair Value                              $   2,346,840  $          -

Maturity Grouping
           Within one year                                     -             -
           Between one to five years                           -             -
           Between five to ten years                           -             -
           After ten years                             2,346,840             -
                                                   -------------  ------------
           Total                                   $   2,346,840  $          -

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

     On August 12, 2008, the Board of Directors granted 36,400 options to certain employees under the PHAZAR CORP's 2006 Incentive Stock Option Plan. The options were broken into two groups, the first consisted of 16,400 options that were 100% vested on the date of the grant and the second consisted of 20,000 options to vest over a three year period.

Item 8A(T). Controls and Procedures

Management's Evaluation of Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and disposition of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The scope of management's assessment of the effectiveness of internal control over financial reporting includes all of our Company's subsidiaries.


     The Company's Principal Executive Officer and Chief Financial Officer evaluated the Company's disclosure controls and procedures as of May 31, 2008. In making their assessment, the Company's Principal Executive Officer and Chief Financial Officer were guided by the releases issued by the SEC and to the extent applicable was based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring

     Organizations of the Treadway Commission. The Company's Principal Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective due to the Company's inadvertent failure to include in its Annual Report on Form 10-KSB, management's assessment of internal controls over financial reporting. Such disclosure was required due to changes in securities regulations applicable to the Company. As a result of such failure, we have taken measures to enhance the ability of our systems of disclosures controls and procedures to timely identify and respond to changes in securities filing regulations that are applicable to us. There have been no changes in our internal control over financial reporting during the quarter ended May 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     This Annual Report on Form 10-KSB does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  September 26, 2008
                                        PHAZAR CORP


                                        /s/ Garland P. Asher
                                        --------------------------------
                                  BY:   Garland P. Asher
                                        Principal Executive Officer and Director

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                           Title           Date



/s/ Gary W. Havener                 Director        September 26, 2008
-------------------------------
Gary W. Havener



/s/ James Kenney                    Director        September 26, 2008
-------------------------------
James Kenney



/s/ R. Allen Wahl                   Director        September 26, 2008
-------------------------------
R. Allen Wahl



/s/ Dennis Maunder                  Director        September 26, 2008
-------------------------------
Dennis Maunder



/s/ Clark D. Wraight                Director        September 26, 2008
-------------------------------
Clark D. Wraight