Form 10-Q
period 2008-08-31
PHAZAR CORP
filed 2008-10-15
CIK 724267

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                    Form 10-Q

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended August 31, 2008
                                     ---------------

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
      For the transition period from ______________ to _______________
       Commission file number 0-12866
                              -------

                                   PHAZAR CORP
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                      75-1907070
------------------------------------     ---------------------------------------
  (State or other jurisdiction              (IRS Employer Identification No.)
of incorporation or organization)

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

                                   Yes           No (X)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,363,028 as of September 2, 2008.

                          PHAZAR CORP AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                                                                                 PAGE
PART I            FINANCIAL INFORMATION                                                          NUMBER

 Item 1.          Financial Statements for PHAZAR CORP
                  and Subsidiaries

                         Consolidated Balance Sheets -                                               3
                         August 31, 2008 (unaudited) and May 31, 2008

                         Unaudited Consolidated Statements of Operations -                           4
                         Three Months Ended August 31, 2008 and August 31, 2007

                         Unaudited Consolidated Statements of Cash Flows -                           5
                         Three Months Ended August 31, 2008 and August 31, 2007

                         Notes to Consolidated Financial Statements                                  6

 Item 2.                 Management's Discussion and Analysis of                                     18
                         Financial Condition and Results of Operation


 Item 4(T).              Controls and Procedures                                                     21

PART II           OTHER INFORMATION

 Item 1.          Legal Proceedings                                                                  21

 Item 5.          Other Information                                                                  22

 Item 6.          Exhibits and Reports on Form 8-K                                                   22

                  Signature                                                                          23

                  Certifications

Item 1.           Financial Statements

                                PHAZAR CORP AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                              AUGUST 31, 2008 AND MAY 31, 2008

                                           ASSETS

                                                         August 31, 2008      May 31, 2008
                                                           (Unaudited)          (Audited)
                                                         ----------------    ---------------
CURRENT ASSETS
  Cash and cash equivalents                              $      2,375,183    $     2,446,563
  Accounts receivable:
     Trade, net of allowance for
      doubtful accounts of $2,002 as of
      August 31, 2008 and May 31, 2008                            949,994            905,091
     United States Government                                     134,370             82,167
   Inventories                                                  2,019,196          1,777,335
   Prepaid expenses and other assets                               76,574             47,761
   Income taxes receivable                                        122,462            169,597
   Deferred income taxes                                           67,697             67,697
                                                         ----------------    ---------------
   Total current assets                                         5,745,476          5,496,211

   Property and equipment, net                                    913,119            939,084
   Marketable securities                                        2,109,400          2,346,840
   Long -term deferred income tax                                 296,957            178,739
                                                         ----------------    ---------------
   TOTAL ASSETS                                          $      9,064,952    $     8,960,874
                                                         ================    ===============

                           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                    $        273,245     $       298,192
  Accrued liabilities                                          438,581             462,679
  Deferred revenues                                            392,630             315,654
                                                      -----------------    ----------------
  Total current liabilities                                  1,104,456           1,076,525

TOTAL LIABILITIES                                            1,104,456           1,076,525
                                                      -----------------    ----------------

COMMITMENTS AND CONTINGENCIES                                        -                   -

SHAREHOLDERS' EQUITY
Preferred Stock, $1 par, 2,000,000 shares authorized,
 none issued or outstanding, attributes to be
 determined when issued                                              -                   -
Common stock, $0.01 par, 6,000,000 shares authorized
 2,363,028 and 2,357,728 issued and outstanding                 23,631              23,578
Additional paid in capital                                   3,862,285           3,723,278
Retained earnings                                            4,431,376           4,337,579
Accumulated other comprehensive loss, net of tax              (356,796)           (200,086)
                                                      -----------------    ----------------
    Total shareholders' equity                               7,960,496           7,884,349
                                                      -----------------    ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $      9,064,952     $     8,960,874
                                                      =================    ================

The accompanying notes are an integral part of these consolidated financial statements.

                          PHAZAR CORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE PERIODS ENDED AUGUST 31, 2008 AND 2007

                                                             (Unaudited)
                                                         Three Months Ended
                                                 August 31, 2008     August 31, 2007
                                                ------------------  -----------------

Sales and contract revenues                     $       2,009,712   $       1,861,576
Cost of sales and contracts                             1,253,734           1,027,018
                                                ------------------  -----------------
    Gross Profit                                          755,978             834,558

Sales and administration expenses                         776,140             621,011
                                                ------------------  -----------------
    Operating profit (loss)                               (20,162)            213,547

Other income
     Interest income                                       89,408              11,764
     Other income                                          34,193              31,896
                                                ------------------  -----------------
Total other income                                        123,601              43,660

Income from operations before income taxes                103,439             257,207

Income tax provision                                        9,647              80,965
                                                ------------------  -----------------

Net income                                      $          93,792   $         176,242
                                                ==================  =================

Basic earnings per common share                 $            0.04   $            0.08
Diluted earnings per common share               $            0.04   $            0.08

Basic weighted average of common shares
 outstanding                                            2,360,706           2,316,094
Diluted weighted average of common shares
 outstanding                                            2,360,706           2,330,699

The accompanying notes are an integral part of these consolidated financial statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE PERIODS ENDED AUGUST 31, 2008 AND 2007

                                                                      (Unaudited)
                                                                   Three Months Ended
                                                            August 31, 2008  August 31, 2007
                                                           ----------------- ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $         93,792  $       176,242
 Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation                                                      25,965           28,420
   Stock based compensation                                         139,060           43,387
   Tax benefit for employee stock options exercised                       -          (28,543)
   Deferred federal income tax                                      (37,489)          (6,484)
 Changes in assets and liabilities:
   Accounts receivable                                              (97,106)        (700,699)
   Inventory                                                       (241,861)        (310,187)
   Income taxes receivable                                           47,135           87,450
   Prepaid expenses                                                 (28,813)         (19,095)
   Accounts payable                                                 (24,947)         159,264
   Accrued expenses                                                 (24,098)           5,670
   Deferred revenues                                                 76,976                -
                                                           ----------------- ----------------
 NET CASH USED BY OPERATING ACTIVITIES                              (71,380)        (564,575)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                       -                -
                                                           ----------------- ----------------
  NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                        -                -

CASH FLOWS FROM FINANCING ACTIVIITES:
 Proceeds from exercise of stock options                                  -           35,000
 FIT benefit-stock options exercised                                      -           28,543
                                                           ----------------- ----------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                               -           63,543

Net change in cash and cash equivalents                             (71,380)        (501,032)
Cash and cash equivalents, beginning of period                    2,446,563        4,114,046
                                                           ----------------- ----------------
Cash and cash equivalents, end of period                   $      2,375,183  $     3,613,014
                                                           ================= ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                           $              -  $             -
   Income taxes paid                                       $              -  $       100,000


The accompanying notes are an integral part of these consolidated financial statements.

                                     PART 1

NOTE 1            DESCRIPTION OF BUSINESS

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

     The majority of Antenna Products Corporation's revenues come from fixed-price contracts, secured through a bidding process, for particular, custom ordered antenna production systems that Antenna Products Corporation builds according to the specifications of the customer. Except for inventory of standard products including small antennas, accessories and some towers in the amount of $296,907 at August 31, 2008, Antenna Products Corporation does not build and inventory equipment for future off the shelf sales. The sales volume for a particular antenna or antenna system is, therefore, a function of the fixed price contracts for build to order antennas or systems awarded to Antenna Products Corporation. However, a general product sales breakdown for fiscal year ended May 31, 2008, and the three month period ended August 31, 2008, as a percentage of total sales are, as follows:

                                      For fiscal year            For three months
                                    Ended May 31, 2008        Ended August 31, 2008

Antennas                                    19%                        19%

Instrument Landing System                    7%                        10%

Shipboard Equipment                          0%                         8%

Collinear Antennas                          24%                        16%

Towers and Masts                            12%                         0%

Spares, Accessories and Others              24%                        25%

Commercial Wireless                         14%                        22%
                                   ---------------------      ---------------------
                                           100%                       100%

NOTE 1            DESCRIPTION OF BUSINESS - continued

     Antenna Products Corporation's customer base is primarily government and government prime contractor focused, but this is slowly changing as Antenna Products Corporation continues to develop and market new commercial products. Antenna Products Corporation's market is international in scope. Antenna Products Corporation currently focuses on developing domestic and international markets. The specialized need of Antenna Products Corporation's customers and the technology required to meet those needs change constantly. Accordingly, Antenna Products Corporation stresses its engineering, installation, service and other support capabilities. Antenna Products Corporation uses its own sales and engineering staff to service its principal markets. Some of Antenna Products Corporation's contracts are large relative to total annual sales volume and, therefore, the composition of the customer base is different year to year. In 2008, the United States Government was the single largest customer and accounted for 24% of the total sales volume. Page Iberica, S.A. was the second largest customer and accounted for 12% of total sales. General Dynamics was the third largest customer and accounted for 9% of total sales. Orders for equipment in some of these product categories are in backlog and, therefore, the United States Government is expected to be a major client again in 2009.

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

     As discussed above, Antenna Products Corporation is primarily a build-to-order company and most manufacturing requirements are established on a contract basis. For this reason, the majority of the inventory is work in process. Approximately 15% of total inventory, $296,907 is currently maintained in stock for delivery to customers. Some raw materials are also inventoried to support customer delivery schedules. Antenna Products Corporation performs work for the United States Government primarily under fixed-price prime contracts and subcontracts. Under fixed-price contracts, Antenna Products Corporation realizes any benefit or detriment occasioned by lower or higher costs of performance.

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

NOTE 1            DESCRIPTION OF BUSINESS - continued

     Antenna Products Corporation does not depend on any license, patent or trademark, other than its good name, to secure business. While Antenna Products Corporation does hold certain patents, they are not material to its business.

     While Antenna Products Corporation complies with all environmental laws, the costs and effects of compliance are not material to its operations.

     Antenna Products Corporation plans to reinvest approximately 5%-10% of sales in research and development projects and bid and proposal activities. The mix of expenditures between the two areas in any given year is a function of the demand for new independently developed innovative systems and the level of requirements solicited. In 2009, Antenna Products Corporation continues development on a new mesh radio wireless networking product line. This product line includes military, emergency first responder and commercial mesh radio systems that utilize proprietary embedded intelligent routing software and multiple frequency architecture to create dynamic wireless mesh networking systems that transmit and share data, voice and video applications. This development program resulted in a total investment in independent research and development (R&D) and bid and proposal activities (B&P) of 11.4% of sales in the first quarter of 2009. The level of expenditures for R&D and B&P as a ratio to sales was 11.6% of sales for the same period in 2008. Antenna Products Corporation does not consider patents to be material to its operations nor would the loss of any patents adversely affect operations.

     Tumche Corp.

     Tumche Corp. is a wholly owned subsidiary of PHAZAR CORP. It has no sales or operations.

     Phazar Antenna Corp.

     Phazar Antenna Corp. is a wholly owned Subsidiary of PHAZAR CORP. It was formed as a Delaware Corporation and activated on June 1, 2000. Phazar Antenna Corp. operates as a marketing, research and development unit.

     Phazar Antenna Corp. provides a line of commercial wireless fixed and mobile antennas for ISM (instrument scientific medical), ITS (intelligent transportation systems), wireless Internet, wireless LAN, wireless local loop, fixed GPS, MMDS (fixed wireless) and other WiMAX market applications. Phazar Antenna Corp. also supplies a broad range of multiple band antennas for the telecommunication market for DAS (Distributed Antenna Systems). The DAS antennas for Cellular/SMR, AWS and PCS frequencies are installed on utility poles, street lights, rooftops and lamp posts in urban and remote areas to increase wireless carrier services. These product lines compliment Antenna Products Corporation's existing product lines of cellular, PCS, paging, ISM and AMR (automatic meter reading), omni-directional and sector wireless antennas. Phazar Antenna Corp. sales for the three months ended August 31, 2008, amounted to approximately 22% of total sales. We expect that for fiscal year ended May 31, 2009, this percentage will increase as new products are added to the commercial wireless product lines. The Phazar Antenna Corp. commercial wireless product lines are manufactured at Antenna Products Corporation's plant in Mineral Wells, Texas.

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

NOTE 1            DESCRIPTION OF BUSINESS - continued

     Backlog

     The backlog of orders at Antenna Products Corporation and Phazar Antenna Corp. was $2.0 million at August 31, 2008. This compares to $2.5 million in backlog at the end of fiscal year 2008.

NOTE 2            BUSINESS SEGMENTS

     PHAZAR CORP operates in one business segment.

NOTE 3            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 31, 2008, the results of operations for the three months ended August 31, 2008 and August 31, 2007, and the cash flows for the three months ended August 31, 2008 and August 31, 2007. These results have been determined on the basis of United States generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's audited financial statements for its fiscal year ended May 31, 2008.

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

     Antenna Products Corporation is primarily a build-to-order company. As such, most orders are negotiated firm-fixed price contracts. Most commercial contracts are single order and single delivery firm-fixed price contracts. Some government contracts are multi-year performance with established option dates with a predetermined escalated price for delivery in that out year. These types of contracts can be valid from two to five years. Other types of government contracts are called supply contracts where the government buys a particular product and has estimated the quantity required over an expected period. Antenna Products Corporation has contracts with major prime contractors who negotiate contracts based on large quantities with set escalation rates for future prices. The U.S. Government is attempting to procure more and more products that have commercial equivalents to military standards. These purchases are for off-the-shelf products and, therefore, use credit cards and accept commercial terms and shipping methods. Antenna Products Corporation recognizes an order or resultant sale when official notification is received that an option is being exercised and the order is shipped.

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

NOTE 3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

     Use of Estimates and Assumptions

     Management uses estimates and assumptions in preparing financial statements in accordance with U.S. generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

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

     In July, 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("SFAS 109"). This interpretation, which became effective for fiscal years beginning after December 15, 2006, introduces a new approach that changes how an entity recognized and measures tax benefits associated with tax positions and how to disclose uncertainties related to income tax provisions in their financial statements.

     Research and Development Costs

     Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the quarters ended August 31, 2008, and 2007, were approximately $229,958 and $216,020, respectively.

     Cash and Cash Equivalents

     For purposes of reporting cash flows, cash and cash equivalents include cash and certificates of deposit with original maturities of three months or less.

     Early in the fourth quarter of 2008, the Company's cash and cash equivalents included $2.65 million of investment grade auction rate securities with an active resale market to ensure liquidity. The securities have long-term maturities, typically 30+ years; however the auctions were held every 7, 28, or 35 days so that the holder of the auction rate security could liquidate the investment on any auction date, making the auction rate security the equivalent of cash. Then in February 2008, most auctions of auction rate securities began to fail and they continue to fail. Because the auctions continue to fail, the Company's auction rate securities should not be considered the equivalent of cash. Thus, the Company now carries the $2.1 million principal amount of its auction rate securities as long term marketable securities.

NOTE 3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

     Stock-based Employee Compensation

     On June 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123R , Share-Based Payment ("SFAS 123R") which required all share based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the time of the grant. The company uses the Black-Scholes Model option pricing model to determine the fair value of stock options granted to employees. Stock based compensation recognized in the three month period ended August 31, 2008 and 2007 were $139,060 and $43,387, respectively.

     The income tax benefit related to stock-based compensation expense was $47,278 and $14,752 for the three month period ended August 31, 2008 and 2007 respectively. In accordance with SFAS 123R, the Company has presented excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the consolidated statement of cash flows.

     Shares, Per Share Data, Earnings Per Share, and Stock Split, and Common Stock Par Value

     Earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Weighted average shares outstanding were 2,360,706 and 2,316,094 for the three month period ended August 31, 2008, and 2007, respectively.

     Dilutive effect of stock options outstanding for the quarters ended August 31, 2008 and 2007 are computed as follows:

                                                              2008             2007
                                                        ---------------  ---------------
Numerator:
    Net income (loss)                                   $        93,792  $       176,242
                                                        ---------------  ---------------
    Numerator for basic and diluted earnings
    per share                                           $        93,792  $       176,242
                                                        ---------------  ---------------

Denominator:
    Weighted-average shares outstanding-basic                 2,360,706        2,316,094
    Effect of dilutive securities:
          Stock options                                               -           14,605
                                                        ---------------  ---------------

    Denominator for diluted earnings per share-
    Weighted-average shares                                   2,360,706        2,330,699
                                                        ---------------  ---------------


  Basic earnings per share                              $          0.04  $          0.08
                                                        ===============  ===============

  Diluted earnings per share                            $          0.04  $          0.08
                                                        ===============  ===============

NOTE 3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     Deferred Revenue

     Payments which are received in advance of the completion of the related phase of a contract are recorded as deferred revenue when received. Revenue is recognized when earned based on cost incurred to date plus estimated profit margin in relation to the total estimated cost plus profit margin on the entire project. Estimated losses will be recognized in their entirety when they become apparent. Deferred revenue recorded at each of the quarters ended August 31, 2008 and 2007, is $392,630 and $0, respectively.

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

     SFAS No. 157, Fair Value Measurements was issued in September, 2006 by the Financial Accounting Standards Board (the "FASB"). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and is effective for fiscal years beginning after November 15, 2007. The Company has adopted this standard as required and adoption of this statement did not have a material effect on the Company's financial statements.

     SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans was issued in September, 2006 by the Financial Accounting Standards Board. This statement requires that employers measure plan assets and obligations as of the balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008.

     In February, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities - including an amendment of FASB statement No. 115. This statement permits all entities to choose, at specified elections dates, to measure eligible items at fair value. The statement is effective as the first fiscal year that begins after November 15, 2007. The Company has adopted this standard as required and adoption of this statement did not have a material effect on the Company' financial statements.

     In December, 2007, the FASB issued SFAS No. 160, Non-controlling Interest in Consolidated Financial Statements - an amendment of ARB NO. 51. This statement improves the financial statement information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards. SFAS No. 160 affects those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, beginning on or after December 15, 2008.

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

NOTE 4            INVENTORIES

     The major components of inventories are as follows:

                                  August 31, 2008          May 31, 2008
                               --------------------- ----------------------

     Raw materials             $             638,769 $              691,096
     Work in process                       1,027,108                778,633
     Finished goods                          353,319                307,600
                               --------------------- ----------------------

     Total inventories         $           2,019,196 $            1,777,335
                               ===================== ======================

NOTE 5            NOTES PAYABLE

     At August 31, 2008, and May 31, 2008 there are no outstanding notes payable. The Company has a revolving note facility to a bank, with a maximum amount not to exceed the lesser of $1,000,000 or a calculated borrowing base determined by a formula based upon the amount of certain qualified receivables and inventories as defined in the loan agreement. The amount available under the revolving note at August 31, 2008 and May 31, 2008 was $1,000,000.

     Interest is payable monthly at the prime rate (5% at August 31, 2008 and at May 31, 2008 ) until November 24, 2008, when any unpaid principal and interest shall be due. Borrowings under the revolving note payable are collateralized by accounts receivable and inventories. Under the agreement, the Company must maintain a minimum net worth of $3 million and working capital of $1 million.

NOTE 6            LONG TERM DEBT

     At August 31, 2008, and May 31, 2008, PHAZAR CORP had no long-term debt.

NOTE 7            COMMITMENTS AND CONTINGENCIES

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

     The Company sells many of its products to the U.S. Government, both military and civil agencies, and prime contractors. Although the Company might be directly affected by the well being of the defense industry, management does not believe significant credit risk exists at August 31, 2008.

     Ongoing credit evaluations of customer's financial condition are performed and, generally, no collateral is required. The Company maintains reserves for potential credit losses and such losses have not exceeded management's expectations.

     Fair Value of Financial Instruments

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 157, Fair Value Measurements. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies.

NOTE 7            COMMITMENTS AND CONTINGENCIES - continued

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

     On August 15, 2008, in the Circuit Court of the First Judicial Circuit in and for Escambia County, Florida, Janet McCollum, as personal representative of the Estate of Richard Alan Catoe, deceased, filed a wrongful death complaint against the University of West Florida, Diamond Enterprise, Inc., North Safety Products, L.L.C. a/k/a North Safety Products, Inc. and Antenna Products Corporation (the "Lawsuit"). Antenna Products Corporation is our wholly owned and principal operating subsidiary.

     The lawsuit alleges that the deceased fell to his death while climbing a ladder inside a water tower on the University of West Florida campus to install antennas. The lawsuit further alleges that while the deceased was descending the ladder, he wore an Antenna Products Corporation safety sleeve affixed to a safety rail manufactured by defendant North Safety Products that was attached to the ladder and (among other allegations) that the safety sleeve and rail were defective and failed to prevent the deceased fall, causing his death. The plaintiff seeks recovery of an unspecified amount from all the defendants. Antenna Products Corporation denies any liability to plaintiff.

     Product Warranties

     PHAZAR CORP's management estimates accrued warranty expense based on warranty work received but not performed and on analysis of historical trends including actual expense as a percent of sales.

NOTE 8            STOCK OPTIONS

     In 2000, the board approved options to purchase 75,000 shares of common stock at $2.00 per share to an employee of the Company; all were exercised before the options expiration date of November 20, 2007.

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

     On August 12, 2008, the Board of Directors approved options to purchase 36,400 shares of common stock at $5.06 per share to certain employees of the Company. The options were broken out into two groups, the first consisted of 16,400 options were granted fully vested and the second group of 20,000 options are exercisable pro-rata over a three year period. The options expire between August 12, 2013 and August 12, 2016, or the earlier of the employee's last day of employment.

     A summary of the status of the Company's outstanding stock options issued under separate employment agreements as of August 31, 2008 and changes for the quarter then ended are as follows:

                                                              Outstanding Options
                                                            ------------------------
                                                                         Weighted
                                                                         Average
                                                               Number    Exercise
                                                             of Options  Price
                                                            -----------  -----------

Outstanding at May 31, 2008                                      80,000         8.61

       Granted                                                   36,400         5.06
       Exercised                                                      -            -
       Forfeited                                                      -            -
                                                            -----------  -----------
Outstanding at August 31, 2008                                  116,400         7.50

                                                                          August 31,
                                                                             2008
                                                                         -----------
Number of options vested                                                      36,400
Weighted average remaining contract life - years                                6.37

Number of options exercisable at August 31, 2008                              36,400

     In October 2006, a majority of the PHAZAR CORP shareholders approved the 2006 Incentive Stock Option Plan (the "Plan"). Options for 250,000 shares of common stock are authorized under this plan. Options granted may be either Incentive Stock Options or Non-Statutory Stock Options, at the discretion of the Board. There have been 66,400 options granted under this plan as of August 31, 2008.

NOTE 8            STOCK OPTIONS - continued

     The following table details stock-based compensation expense included in the statement of operations for the quarters ended August 31, 2008 and 2007.

                                                                    For the quarter ended
                                                                         August 31,
                                                                -----------------------------
                                                                     2008           2007

Selling, general and administrative expense                     $     139,060  $      43,387
FIT Provision                                                         (47,278)       (14,752)
                                                                -----------------------------
    Impact on net income                                        $      91,785  $      28,635
                                                                =============================
    Impact on net income per share -
       Basic and diluted EPS                                    $        0.04  $        0.01

NOTE 9.           INVESTMENTS IN AUCTION-RATE SECURITIES

     As of February 29, 2008, the Company held $2.65 million of auction-rate securities at par value, which was equal to fair value as of that date. In mid February 2008, liquidity issues in the global credit markets resulted in the failure of auctions representing all of the auction rate securities the Company holds. The principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside the auction process, the issuers establish a different form of financing to replace these securities, or final payments come due according to contractual maturities ranging from 28-30 years. The Company understands that the issuers and financial markets are working on alternatives that may improve liquidity, however it is not clear when or if such efforts will be successful. We expect that we will receive the principal associated with these auction-rate securities through one of the means described above. Due to the failed auctions and uncertainty regarding the liquidity of these securities, beginning in the fourth quarter of fiscal year 2008 we reclassified our investments in auction-rate securities from short-term to long-term investments.

     On June 26, 2008, the Company filed a claim in arbitration against UBS Financial Services seeking, among other relief rescission of its purchases of the auction-rate securities and restoration in cash of its entire $2.65 million investment it purchased from UBS.

     As of August 31, 2008 the Company continues to hold auction-rate securities with a par value of $2.65 million. The securities are backed by student loans covered by bond insurance and were rated AA3 by Moody's as of August 31, 2008.

     During the first quarter of fiscal year 2009, UBS announced it had agreed to a settlement with the Securities and Exchange Commission, the New York Attorney General, the Massachusetts Securities Division, the Texas State Securities Board and other state regulatory agencies to restore liquidity to all remaining clients who hold auction-rate securities. UBS will purchase, at full value, from clients during a two-year time period beginning as early as October 31, 2008. These offers will be available for client positions that were held in UBS accounts as of February 13, 2008. The Company anticipates being able to sell it's auction-rate securities back to UBS at par during the timeframe, January 1, 2009 through January 1, 2011 per the "Auction Rate Securities Summary of Settlement Terms" provided by UBS.

NOTE 10.          FAIR VALUE MEASUREMENT

     As discussed in NOTE 2, SFAS No. 157 became effective for measuring and reporting financial assets and liabilities in our financial statements as of the first quarter of fiscal year 2009.

     SFAS No. 157 established a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as follows:

     Level 1 - Unadjusted quoted market prices for identical assets or liabilities in active markets that the Company has the ability to access.

NOTE 10.          FAIR VALUE MEASUREMENT - continued

     Level 2 - Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; or valuations based on models where the significant inputs are observable or can be corroborated by observable market data.

     Level 3 - Valuations based on models where significant inputs are not observable. The unobservable inputs reflect the Company's own assumptions about the assumptions that market participants would use.

     SFAS No. 157 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. If a financial instruments uses inputs that fall in different levels of the hierarchy, the instrument will be categorized based upon the lowest level of input that is significant to the fair value calculation. Investments in auction-rate securities are our only financial asset and have been valued as a Level 2 based on the UBS Settlement Terms to purchase all outstanding securities at par.

Items measured at fair value on a
 recurring basis:                          Level 1      Level 2       Level 3      Total

Long-term investments
  Auction Rate Securities                $         -    2,109,400             -  $2,109,400
                                         ===========  ============  ===========  ==========


Changes in fair value during the period                 Level 2

Balance, May 31, 2008                                 $ 2,346,840
Unrealized loss - included in OCI                        (237,440)
                                                      ------------
Balance, August 31, 2008                              $ 2,109,400
                                                      ============

     All of our financial assets measured at fair value are classified as available-for-sale securities. Adjustments to fair value of these investments are recorded as an increase or decrease, net of taxes, in accumulated other comprehensive income except where losses are considered to be other-than-temporary, in which case the losses are recorded in other income (expense) net.

NOTE 11           SUBSEQUENT EVENTS

     On September 15, 2008, PHAZAR CORP announced the appointment of Garland P. Asher as Chairman, President, and Chief Executive Officer for the company, effective September 9, 2008. Under the terms of his employment agreement, Mr. Asher shall receive a salary of $171,000 per year as an employee of the Company's wholly owned subsidiary, Antenna Products Corporation and participate in its employee benefit plans. In addition, Mr. Asher was granted options to purchase 160,000 shares of common stock of the Company under the Company's 2006 Incentive Stock Option Plan at an exercise price of $4.12 per share. The options shall vest and become exercisable contingent upon the Company achieving certain sales and pretax income levels over a six year period.

     In September, 2008, the Company took a $1 million advance from UBS Financial Services, Inc. ("UBS") in anticipation of the sale of its auction rate certificates ("ARCs") to UBS at their par value in January, 2009. This advance was taken in the form of a margin loan collateralized by the ARCs under terms that will result in no net interest costs to the Company.

     On September 24, 2008, the Company received a 60 day temporary extension. On October 3, 2008, Antenna Products Corporation completed the renewal of a $2 million revolving note payable collateralized by the Company's inventory and accounts with PHAZAR CORP signing as guarantor. Interest is payable monthly at a prime rate until October 2, 2009, when any unpaid principal and interest shall be due. Under the agreement, the Company must maintain a minimum working capital of $2.5 million, tangible net worth of $4.0 million and debt service ration of 1.25 and a maximum debt worth no greater that .5:1.

                          PHAZAR CORP AND SUBSIDIARIES


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Company's financial condition and operating results for the period included in the consolidated financial statements in Item 1.

Company Overview

PHAZAR CORP's continuing operation is that of its subsidiaries, Antenna Products Corporation, Phazar Antenna Corp., Tumche Corp. and Thirco, Inc. As previously discussed in Item 1, for the purpose of this discussion, all results of Phazar Antenna Corp. are included with the results of Antenna Products Corporation. The management discussion presented in this item relates to the operations of subsidiary units and the associated consolidated financials.

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

PHAZAR CORP is primarily a build-to-order company. As such, most United States government and commercial orders are negotiated firm-fixed price contracts. PHAZAR CORP's sales to major customers at May 31, 2008, as a percentage of total sales were United States Government 24%, Page Iberica, S.A., 12% and General Dynamics 9%.

Executive Level Overview

The following table presents selected data of PHAZAR CORP. This historical data should be read in conjunction with consolidated financial statements and the related notes.

                                     Three Month Period ending
                               August 31, 2008      August 31, 2007

Net Sales                    $        2,009,712   $        1,861,576

Gross Profit Margin %                        38%                  45%
Operating Profit (loss)      $          755,978   $          834,558

Net income (loss)            $           93,792   $          176,242
Net income (loss) per share  $             0.04   $             0.08

Total assets                 $        9,064,952   $        8,960,874

Long term debt               $                -   $                -
Total liabilities            $        1,104,456   $        1,076,525

Capital expenditures         $                -   $                -
Dividends                    $                -   $                -

Results of Operations

First Quarter Ended August 31, 2008 ("2009"), Compared to First Quarter Ended August 31, 2007 ("2008")

PHAZAR CORP's consolidated sales from operations were $2,009,712 for the quarter ended August 31, 2008 compared to sales of $1,861,576 for the first quarter ended August 31, 2007. The Company's sales increased $148,136, or 8% in the first quarter of fiscal year 2009 due to higher level of shipments in the commercial wireless product line.

Cost of sales and contracts for the operations were $1,253,734 for the quarter ended August 31, 2008 compared to $1,027,018 for the first quarter ended August 31, 2007, up $226,716, or 22%. The higher level of cost of sales is primarily due to the mix of products sold in the quarter along with a non recurring inventory adjustment resulting in a benefit in prior year.

The gross profit margin for the first quarter of fiscal year 2009 was 38% compared to 45% for the first quarter of last year.

PHAZAR CORP's operating profit margin for the first quarter of fiscal year 2009 was -1% compared to 11% in the first quarter of fiscal year 2008.

Discretionary product development spending was $229,958, or 11.4% of sales, compared to $216,020, or 11.6% of sales for the comparable period last year. The spending level remains constant as the Company continues to develop new wireless antennas for commercial and military applications.

Sales and administration expenses were higher in the first quarter of the fiscal year 2009, $776,140 versus $621,011 for the first quarter of fiscal year 2008. The $155,129, or 25% increase in sales and administration expense is due to a rise in a compensation expense on fully vested stock options granted in August, 2008 along with an increase in legal fees associated with the UBS litigation and other non recurring professional fees. Sales and administration expense as a ratio of sales were 38.6% in the first quarter of this year compared to 33.4% in the same period last year.

Other income for the three month period ending August 31, 2008 is $123,601 up from $43,660, the increase is primarily due to interest income on a higher level of monies invested in auction rate securities and other investment in certificates of deposit.

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

Sources of Liquidity

Funds generated from operations are the major internal sources of liquidity and are supplemented by funds derived from capital markets, principally bank facilities. PHAZAR CORP has a $1.0 million revolving demand line of credit with a bank. The credit line is regulated under a borrowing base formula using inventories and accounts receivable as collateral. The interest rate is established as equal to Wall Street prime and is subject to a loan agreement with restrictive covenants. The most restrictive financial covenant requires the Company to maintain $3.0 million in tangible net worth and to maintain $1.0 million of working capital. At August 31, 2008, the Company had a tangible net worth of $8.0 million and had working capital of $4.6 million. As of August 31, 2008, Antenna Products Corporation had drawn $0 of the $1.0 million line of credit with $1.0 million of the borrowing base available and unused. The revolving credit line agreement was renewed with a $1.0 million limit on September 26, 2006 for a period of two years and then extended to November 24, 2008. We are in the process of renewing this agreement. PHAZAR CORP believes that its cash and the credit available at August 31, 2008, are sufficient to fund the Company's operations for at least 12 months.

As of February 29, 2008, the Company held $2.65 million of auction-rate securities at par value, which was equal to fair value as of that date. In mid February 2008, liquidity issues in the global credit markets resulted in the failure of auctions representing all of the auction rate securities the Company holds. The principal associated with failed auctions will not be accessible until successful auctions occur, a buyer is found outside the auction process, the issuers establish a different form of financing to replace these securities, or final payments come due according to contractual maturities ranging from 28-30 years.

The Company understands that the issuers and financial markets are working on alternatives that may improve liquidity, however it is not clear when or if such efforts will be successful. We expect that we will receive the principal associated with these auction-rate securities through one of the means described above. Due to the failed auctions and uncertainty regarding the liquidity of these securities, beginning in the fourth quarter of fiscal year 2008 we reclassified our investments in auction-rate securities from short-term to long-term investments.

On June 26, 2008, the Company filed a claim in arbitration against UBS
Financial Services seeking, among other relief rescission of its purchases of the auction-rate securities and restoration in cash of its entire $2.65 million investment it purchased from UBS.

As of August 31, 2008 the Company continues to hold auction-rate securities with a par value of $2.65 million. The securities are backed by student loans covered by bond insurance and were rated AA3 by Moody's as of August 31, 2008.

During the first quarter of fiscal year 2009, UBS announced it had agreed to a settlement with the Securities and Exchange Commission, the New York Attorney General, the Massachusetts Securities Division, the Texas State Securities Board and other state regulatory agencies to restore liquidity to all remaining clients who hold auction-rate securities. UBS will purchase, at full value, from clients during a two-year time period. These offers will be available for client positions that were held in UBS accounts as of February 13, 2008. The Company anticipates selling its auction-rate securities back to UBS during the timeframe, January 1, 2009 through January 1, 2011 per the "Auction Rate Securities Summary of Settlement Terms" provided by UBS.

Capital Resources

Management of the operating subsidiaries evaluates the facilities and review equipment requirements for existing and projected contracts on a regular basis. An annual capital plan is generated by management and submitted to the Board of Directors for review and approval. In the first quarter of fiscal year 2009 there were no capital expenditures for new and replacement equipment. The Company anticipates that the existing facilities and equipment are adequate to handle the projected business in fiscal year 2009 and intends to limit the 2009 capital program to less than $100,000 for improvements and new equipment.

At August 31, 2008, PHAZAR CORP had cash and cash equivalents of $2.4 million. Deferred revenue at August 31, 2008, is $392,630.

Cash Flows

Operating Activities

Cash used by operating activities for the first quarter of fiscal year 2009 was $71,380 compared to $564,575 for the same period in prior year. Inventories increased to $2,019,196 at August 31, 2008 from $1,777,335 at May 31, 2008 due to normal completion and shipment of orders to customers. The increase in accounts receivable to $1,084,364 at August 31, 2008 from $987,258 at May 31, 2008 is due primarily to the uplift in shipments in the commercial wireless products line. Net income adjusted for non cash charges was $258, 820 for the three month period ending August 31, 2008 compared to $248, 049 for the same period in the prior year.

Investing Activities

Cash was not used in investing activities during the three month periods ending August 31, 2008 and 2007

Financing Activities

There were no financing activities requiring cash during the three month period ending August 31, 2008. The financing activities for the first quarter of fiscal year 2008 consisted primarily of proceeds from the exercise of stock options and the FIT benefit resulting from the exercise of stock options. At August 31, 2008 and 2007, PHAZAR CORP had no long-term debt outstanding.

Item 4(T). Controls and Procedures

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 [the "Exchange Act"]). Based upon that evaluation, the Chief Executive Officer and Chief Financial officer concluded that those disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Commission's rules and form. The Company's disclosure controls and procedures were not effective at May 31, 2008, due to the Company's inadvertent failure to include in its Annual Report on Form 10-KSB, management's assessment of internal controls over financial reporting. As a result, we have taken measures to enhance the ability of our systems of disclosures controls and procedures to timely identify and respond to changes in securities filing regulations that are applicable to us. There have been no other changes in our internal controls over financial reporting (as defined in Rule 13 a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                            PART II-OTHER INFORMATION

Item 1.           Legal Proceedings

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

     On August 15, 2008, in the Circuit Court of the First Judicial Circuit in and for Escambia County, Florida, Janet McCollum, as personal representative of the Estate of Richard Alan Catoe, deceased, filed a wrongful death complaint against the University of West Florida, Diamond Enterprise, Inc., North Safety Products, L.L.C. a/k/a North Safety Products, Inc. and Antenna Products Corporation (the "Lawsuit"). Antenna Products Corporation is our wholly owned and principal operating subsidiary.

     The lawsuit alleges that the deceased fell to his death while climbing a ladder inside a water tower on the University of West Florida campus to install antennas. The lawsuit further alleges that while the deceased was descending the ladder, he wore an Antenna Products Corporation safety sleeve affixed to a safety rail manufactured by defendant North Safety Products that was attached to the ladder and (among other allegations) that the safety sleeve and rail were defective and failed to prevent the deceased fall, causing his death. The plaintiff seeks recovery of an unspecified amount from all the defendants. Antenna Products Corporation denies any liability to plaintiff.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)     The following documents are filed as part of this report:

                  1. Financial Statements. See Item 1.

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

        On July 15, 2008, the registrant filed a Form 8-K for the purpose of disclosing the departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

        On September 15, 2008, the registrant filed a Form 8-K for the purpose of disclosing the departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PHAZAR CORP




Date:  October 15, 2008            /s/ Garland P. Asher
                                   ---------------------------------------------
                                   Garland P. Asher, Principal Executive Officer
                                   and Director

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