Form 10-Q
period 2008-11-30
PHAZAR CORP
filed 2009-01-14
CIK 724267

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                    Form 10-Q

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 30, 2008

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
       For the transition period from                to
                                      ______________    _______________


                          Commission file number 0-12866
                                     -------


                                   PHAZAR CORP
        (Exact name of small business issuer as specified in its charter)

            Delaware                                             75-1907070
-------------------------------------------------------------- -----------------
(State or other jurisdiction of incorporation or organization)  (IRS Employer
                                                             Identification No.)

                101 S.E. 25th Avenue, Mineral Wells, Texas 76067
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (940) 325-3301
                                 --------------
                           (Issuer's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

|_| Large accelerated filer                     |_| Accelerated filer
|_| Non-accelerated filer                       |X| Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |_|Yes |X|No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,368,428 as of December 30, 2008.

                          PHAZAR CORP AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                                                        PAGE
PART I   FINANCIAL INFORMATION                                          NUMBER

 Item 1. Financial Statements for PHAZAR CORP and Subsidiaries

            Consolidated Balance Sheets -                                  3
            November 30, 2008 (unaudited) and May 31, 2008

            Unaudited Consolidated Statements of Operations -              4
            Three and Six Months Ended November 30, 2008
            and November 30, 2007

            Unaudited Consolidated Statements of Cash Flows -              5
            Six Months Ended November 30, 2008 and November 30, 2007

            Notes to Consolidated Financial Statements                     6

 Item 2.    Management's Discussion and Analysis of                       21
            Financial Condition and Results of Operation

 Item 4(T). Controls and Procedures                                       25

PART II  OTHER INFORMATION

 Item 1.    Legal Proceedings                                             25

 Item 5.    Other Information                                             26

 Item 6.    Exhibits and Reports on Form 8-K                              26

            Signature                                                     27

            Certifications

Item 1.           Financial Statements

                          PHAZAR CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       NOVEMBER 30, 2008 AND MAY 31, 2008

                                     ASSETS
                                                    November 30,     May 31,
                                                         2008         2008
                                                     (Unaudited)    (Audited)
                                                    ------------- -------------
CURRENT ASSETS
 Cash and cash equivalents                          $  4,989,037  $  2,446,563
 Accounts receivable:
  Trade, net of allowance for doubtful accounts of
   $2,002 as of November 30, 2008 and May 31, 2008       732,072       987,258
 Inventories                                           1,995,685     1,777,335
 Prepaid expenses and other assets                        53,898        47,761
 Income taxes receivable                                 122,462       169,597
 Deferred income taxes                                   138,100        67,697
                                                    ------------  ------------
 Total current assets                                  8,031,254     5,496,211

 Property and equipment, net                           1,062,540       939,084
 Marketable securities                                         -     2,346,840
 Long term deferred income tax                           120,653       178,739
                                                    ------------  ------------
 TOTAL ASSETS                                       $  9,214,447  $  8,960,874

                                                    ============  ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable                                   $    319,053  $    298,192
 Accrued liabilities                                     586,270       462,679
 Deferred revenues                                       106,446       315,654
                                                    ------------  ------------
 Total current liabilities                             1,011,769     1,076,525

TOTAL LIABILITIES                                      1,011,769     1,076,525
                                                    ------------  ------------
COMMITMENTS AND CONTINGENCIES                                  -             -

SHAREHOLDERS' EQUITY
Preferred Stock, $1 par, 2,000,000 shares authorized,
 none issued or outstanding, attributes to be
 determined when issued                                        -             -
Common stock, $0.01 par, 6,000,000 shares authorized
 2,368,428 and 2,357,728 issued and outstanding           23,685        23,578
Additional paid in capital                             3,900,326     3,723,278
Retained earnings                                      4,278,667     4,337,579
Accumulated other comprehensive loss, net of tax               -      (200,086)
                                                    ------------  ------------
 Total shareholders' equity                            8,202,678     7,884,349
                                                    ------------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $  9,214,447  $  8,960,874
                                                    ============  ============
The accompanying notes are an integral part of these consolidated financial statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE PERIODS ENDED NOVEMBER 30, 2008 AND 2007

                                   (Unaudited)

                                          Three Months Ended       Six Months Ended
                                              November 30,            November 30,
                                           2008         2007       2008         2007
                                        ----------- ----------- ----------- -----------
Sales and contract revenues             $2,127,167   1,727,541  $4,136,879   3,589,117
Cost of sales and contracts              1,561,007   1,193,182   2,814,741   2,220,200
                                        ----------- ----------  ----------  ----------
  Gross profit                             566,160     534,359   1,322,138   1,368,917
  Gross profit margin                          27%         31%         32%         38%

Sales and administration expenses          828,000     404,654   1,604,140   1,025,665
                                        ----------  ----------  ----------  ----------
  Operating profit (loss)                 (261,840)    129,705    (282,002)    343,252

Other income
  Interest income                           30,140      11,075     119,544      22,839
  Other income                               2,637      22,461      36,834      54,357
                                        ----------  ----------  ----------  ----------
  Total other income                        32,777      33,536     156,378      77,196
                                        ----------  ----------  ----------  ----------
  Income (loss) from operations
      before income taxes                 (229,063)    163,241    (125,624)    420,448

Income tax provision (benefit)             (76,360)     49,017     (66,713)    129,982
                                        ----------  ----------  ----------  ----------
  Net income (loss)                     $ (152,703)    114,224  $  (58,911)    290,466
                                        ==========  ==========  ==========  ==========
Basic earnings (loss) per common share  $    (0.07)       0.05  $    (0.03)       0.13
                                        ==========  ==========  ==========  ==========
Diluted earnings (loss)per common share $    (0.07)       0.05  $    (0.03)       0.13
                                        ==========  ==========  ==========  ==========
  Weighted average shares outstanding
  Basic                                  2,367,311   2,352,128   2,364,009   2,326,442
  Diluted                                2,367,311   2,352,128   2,364,009   2,337,271




















The accompanying notes are an integral part of these consolidated financial statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE PERIODS ENDED NOVEMBER 30, 2008 AND 2007

                                                             (Unaudited)
                                                          Six Months Ended
                                                      November 30, November 30,
                                                          2008        2007
                                                      ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $   (58,911) $   290,466
 Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation                                             52,674       56,842
  Stock based compensation                                177,158       75,399
  Tax benefit for employee stock options exercised              -      (74,106)
  Deferred federal income tax                            (115,393)     (12,969)
 Changes in assets and liabilities:
  Accounts receivable                                     255,186     (478,662)
  Inventory                                              (218,350)    (827,009)
  Income taxes receivable                                  47,135       82,945
  Prepaid expenses                                         (6,137)       3,029
  Accounts payable                                         20,861       82,133
  Accrued expenses                                        123,591       63,980
  Deferred revenues                                      (209,208)           -
                                                      -----------  -----------
  NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES         68,606     (737,952)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Redemption of marketable securities                   2,650,000            -
  Purchase of property and equipment                     (176,132)           -
                                                      -----------  -----------
  NET CASH PROVIDED BY INVESTING ACTIVITIES             2,473,868            -

CASH FLOWS FROM FINANCING ACTIVIITES:
  Proceeds from exercise of stock options                       -       78,000
  FIT benefit-stock options exercised                           -       74,106
                                                      -----------  -----------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                     -      152,106

Net change in cash and cash equivalents                 2,542,474     (585,846)
Cash and cash equivalents, beginning of period          2,446,563    4,114,046
                                                      -----------  -----------
Cash and cash equivalents, end of period              $ 4,989,037  $ 3,528,200
                                                      ===========  ===========









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

  Product   information   is   available   from  the   Internet   web  page  at:
  www.antennaproducts.com, www.truemeshnetworks.com and
  -----------------------  ------------------------
  www.phazar.com.
  --------------
  Antenna Products Corporation

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

  The majority of Antenna Products Corporation's revenues come from fixed-price contracts, secured through a bidding process, for particular, custom ordered antenna production systems that Antenna Products Corporation builds according to the specifications of the customer. Except for inventory of standard products including small antennas, accessories and some towers in the amount of $388,852 at November 30, 2008, Antenna Products Corporation does not build and inventory equipment for future off the shelf sales. The sales volume for a particular antenna or antenna system is, therefore, a function of the fixed price contracts for build to order antennas or systems awarded to Antenna Products Corporation. However, a general product sales breakdown for fiscal year ended May 31, 2008, and the six month period ended November 30, 2008, as a percentage of total sales are, as follows:

                                     For fiscal year          For six months
  Products Type:                    ended May 31, 2008   ended November 30, 2008

Spares,  Accessories and Others            24%                     24%

Antennas                                   19%                     23%

Commercial Wireless                        14%                     14%

Collinear Antennas                         24%                     13%

Instrument Landing System                   7%                     13%

Towers and Masts                           12%                      9%

Shipboard Equipment                         0%                      4%
                                       ----------              ----------
                                          100%                    100%

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

  Antenna Products Corporation is one of many suppliers of antennas and related manufacturing services to the government and government prime contractors. Antenna Products Corporation competes on the basis of cost and product performance in a market with no dominant supplier. Due to fixed-price contracts and pre-defined contract specifications prevalent within this market, Antenna Products Corporation competes primarily on the basis of its ability to provide state-of-the-art solutions in a technologically demanding marketplace while maintaining its competitive pricing.

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

  As discussed above, Antenna Products Corporation is primarily a build-to-order company and most manufacturing requirements are established on a contract basis. For this reason, the majority of the inventory is work in process. Approximately 19% of total inventory, $388,852 is currently maintained in stock for delivery to customers. Some raw materials are also inventoried to support customer delivery schedules. Antenna Products Corporation performs work for the United States Government primarily under fixed-price prime contracts and subcontracts. Under fixed-price contracts, Antenna Products Corporation realizes any benefit or detriment occasioned by lower or higher costs of performance.

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

  Antenna Products Corporation plans to reinvest approximately 7%-12% of sales in research and development projects and bid and proposal activities in 2009.

  The mix of expenditures between the two areas in any given year is a function of the demand for new independently developed innovative systems and the level of requirements solicited. In 2009, Antenna Products Corporation continues development of the new mesh radio wireless networking product line. This product line includes military, emergency first responder and commercial mesh radio systems that utilize proprietary embedded intelligent routing software and multiple frequency architecture to create dynamic wireless mesh networking systems that transmit and share data, voice and video applications. This development program resulted in a total investment in independent research and development (R&D) and bid and proposal activities (B&P) of 10.5% of sales in the second quarter of 2009. The level of expenditures for R&D and B&P as a ratio to sales was 7.5% of sales for the same period in 2008. Antenna Products Corporation does not consider patents to be material to its operations nor would the loss of any patents adversely affect operations.

  Tumche Corp.

  Tumche Corp. is a wholly owned subsidiary of PHAZAR CORP. It has no sales or operations.

  Phazar Antenna Corp.

  Phazar Antenna Corp. is a wholly owned Subsidiary of PHAZAR CORP. It was formed as a Delaware Corporation and activated on June 1, 2000. Phazar Antenna Corp. operates as a marketing, research and development unit.

  Phazar Antenna Corp. provides a line of commercial wireless fixed and mobile antennas for ISM (instrument scientific medical), ITS (intelligent transportation systems), wireless Internet, wireless LAN, wireless local loop, fixed GPS, MMDS (fixed wireless) and other WiMAX market applications. Phazar Antenna Corp. also supplies a broad range of multiple band antennas for the telecommunication market for DAS (Distributed Antenna Systems). The DAS antennas for Cellular/SMR, AWS and PCS frequencies are installed on utility poles, street lights, rooftops and lamp posts in urban and remote areas to increase wireless carrier services. These product lines compliment Antenna Products Corporation's existing product lines of cellular, PCS, paging, ISM and AMR (automatic meter reading), omni-directional and sector wireless antennas. Phazar Antenna Corp. sales for the six months ended November 30, 2008, amounted to approximately 14% of total sales. We expect that for fiscal year ended May 31, 2009, this percentage will increase as new products are added to the commercial wireless product lines. The Phazar Antenna Corp. commercial wireless product lines are manufactured at Antenna Products Corporation's plant in Mineral Wells, Texas.

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

  Backlog

  The backlog of orders at Antenna Products Corporation and Phazar Antenna Corp. was $2.1 million at November 30, 2008. This compares to $2.5 million in backlog at the end of fiscal year 2008.

NOTE 2   BUSINESS SEGMENTS

  PHAZAR CORP operates in one business segment.

NOTE 3   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The  accompanying   unaudited  consolidated  financial  statements  have  been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 2008, the results of operations for the three and six months ended November 30, 2008 and November 30, 2007, and the cash flows for the six months ended November 30, 2008 and November 30, 2007. These results have been determined on the basis of United States generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's audited financial statements for its fiscal year ended May 31, 2008.

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

  Antenna Products Corporation is primarily a build-to-order company. As such, most orders are negotiated firm-fixed price contracts. Most commercial contracts are single order and single delivery firm-fixed price contracts. Some government contracts are multi-year performance with established option dates with a predetermined escalated price for delivery in that out-year. These types of contracts can be valid from two to five years. Other types of government contracts are called supply contracts where the government buys a particular product and has estimated the quantity required over an expected period. Antenna Products Corporation has contracts with major prime contractors who negotiate contracts based on large quantities with set escalation rates for future prices. The U.S. Government is attempting to procure more and more products that have commercial equivalents to military standards. These purchases are for off-the-shelf products and, therefore, use credit cards and accept commercial terms and shipping methods. Antenna Products Corporation recognizes an order or resultant sale when official notification is received that an option is being exercised and the order is shipped.

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

  Property and Equipment

  Property  and  equipment  are  recorded  at  cost  and   depreciated   by  the
  straight-line method over the expected useful lives of the assets. The estimated useful lives are: buildings and improvements - 15-30 years; machinery and equipment - 10 years; automobiles and equipment - 3 years; and office furniture and fixtures - 10 years. Expenditures for normal maintenance and repairs are charged to income, and significant improvements are capitalized. The cost of assets sold or abandoned and the related accumulated depreciation are eliminated from the accounts and the net amount, less proceeds from disposal, is charged or credited to income.

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

  Research and Development Costs

  Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the quarters ended November 30, 2008, and 2007, were $224,028 and $128,795, respectively.

  Cash and Cash Equivalents

  For purposes of reporting cash flows, cash and cash equivalents include cash and certificates of deposit with original maturities of three months or less.

  All previously held auction rate securities in the amount of $2.65 million were redeemed at par plus accrued interest on October 16, 2008 by the issuer, Massachusetts Education Financing Authority. Funding was received during the period October 17-20, 2008 with $1 million used to pay off the prior advance from UBS Financial Services, Inc. taken in the form of a margin loan collateralized by the long term marketable securities.

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

  Stock-based Employee Compensation

  On June 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123R , Share-Based Payment ("SFAS 123R") which required all share based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the time of the grant. The company uses the Black-Scholes Model option pricing model to determine the fair value of stock options granted to employees. Stock based compensation recognized in the six month period ended November 30, 2008 and 2007 were $177,158 and $75,399, respectively.

  The income tax benefit related to stock-based compensation expense was $60,234 and $25,636 for the six month period ended November 30, 2008 and 2007 respectively. In accordance with SFAS 123R, the Company has presented excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the consolidated statement of cash flows.

  Shares, Per Share Data, Earnings Per Share, and Stock Split, and Common Stock Par Value

  Earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Weighted average shares outstanding were 2,364,009 and 2,337,271 for the six month period ended November 30, 2008, and 2007, respectively.

  Dilutive effect of stock options outstanding for the six month period ended November 30, 2008 and 2007 are computed as follows:

                                                              2008      2007
                                                          ---------- ----------
   Numerator:
        Net income (loss)                                 $ (58,911) $ 290,466
                                                          ---------  ---------
        Numerator for basic and diluted earnings
         per share                                        $ (58,911) $ 290,446
                                                          ---------  ---------

   Denominator:
        Weighted-average shares outstanding-basic         2,364,009  2,326,442
        Effect of dilutive securities:
          Stock options                                           -     10,829
                                                          ---------  ---------
        Denominator   for  diluted   earnings   per
         share-                                           2,364,009  2,337,271
        Weighted-average shares
                                                          ---------  ---------
     Basic earnings per share                             $   (0.03) $    0.13
                                                          =========  =========
     Diluted earnings per share                           $   (0.03) $    0.13
                                                          =========  =========

  Deferred Revenue

  Payments which are received in advance of the completion of the related phase of a contract are recorded as deferred revenue when received. Revenue is recognized when earned based on cost incurred to date plus estimated profit margin in relation to the total estimated cost plus profit margin on the entire project. Estimated losses will be recognized in their entirety when they become apparent. Deferred revenue recorded at each of the quarters ended November 30, 2008 and 2007, is $106,446 and $315,654, respectively.

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

  SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans was issued in September, 2006 by the Financial Accounting Standards Board. This statement requires that employers measure plan assets and obligations as of the balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. This standard has no impact on the Company's financial statements.

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

  In December, 2007, the FASB issued SFAS No. 160, Non-controlling Interest in Consolidated Financial Statements - an amendment of ARB NO. 51. This statement improves the financial statement information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards. SFAS No. 160 affects those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, beginning on or after December 15, 2008. This standard has no impact on the Company's financial statements.

  In December, 2007, the FASB issued SFAS No. 141R, Business Combination. The revised statement improves on the information provided by a reporting entity about a business combination and its effects. This statement applies prospectively to business combination for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This standard has no impact on the Company's financial statements.

NOTE 4   INVENTORIES

  The major components of inventories are as follows:

                                      November 30, 2008      May 31, 2008
                                      -----------------    ---------------
         Raw materials                  $      746,856     $      691,096
         Work in process                       859,977            778,633
         Finished goods                        388,852            307,606
                                        --------------     --------------
         Total inventories              $    1,995,685     $    1,777,335
                                        ==============     ==============

NOTE 5   NOTES PAYABLE

  At November 30, 2008, and May 31, 2008 there are no outstanding notes payable. The Company's operating subsidiary has a $2 million revolving note facility with a bank collateralized by the subsidiary's inventory and accounts with PHAZAR CORP, the parent company, signing as the guarantor. The amount available under the revolving note facility at November 30, 2008 was $2 million.

  Interest is payable monthly at the prime rate (4% at November 30, 2008 and 5% at May 31, 2008) until October 2, 2009, when any unpaid principal and interest shall be due. Under the agreement, the Company must maintain a minimum working capital of $2.5 million, tangible net worth of $4.0 million and debt service ratio of 1.25 and a maximum debt worth no greater than .5:1.

NOTE 6   LONG TERM DEBT

  At November 30, 2008, and May 31, 2008, PHAZAR CORP had no long-term debt.

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

  The Company sells many of its products to the U.S. Government, both military and civil agencies, and prime contractors. Although the Company might be directly affected by the well being of the defense industry, management does not believe significant credit risk exists at November 30, 2008.

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

  Legal Proceedings

  During the second quarter of fiscal year 2009, the Company announced that the Massachusetts Education Financing Authority redeemed $2.65 million of the Company's long term marketable securities plus accrued interest. After receiving the funds, the Company dismissed the injunctive action filed in the 348th Judicial District Court in Tarrant County, Texas, because it involved a moot remedy. However, the arbitration claim filed against UBS Financial Services, Inc. with the Financial Industry Regulatory Authority, Inc. is still in place. The Company seeks remedies for compensatory and punitive damages that remain unresolved.

  On August 15, 2008, in the Circuit Court of the First Judicial Circuit in and for Escambia County, Florida, Janet McCollum, as personal representative of the Estate of Richard Alan Catoe, deceased, filed a wrongful death complaint against the University of West Florida, Diamond Enterprise, Inc., North Safety Products, L.L.C. a/k/a North Safety Products, Inc. and Antenna Products Corporation (the "Lawsuit"). Antenna Products Corporation is PHAZAR CORP's wholly owned and principal operating subsidiary.

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

  On September 15, 2008, PHAZAR CORP announced the appointment of Garland P. Asher as Chairman, President and Chief Executive Officer for the Company, effective September 9, 2008. Mr. Asher was granted options to purchase 160,000 shares of common stock of the Company under the Company's 2006 Incentive Stock Option Plan at an exercise price of $4.12 per share. The options shall vest and become exercisable contingent upon the Company achieving certain sales and pretax income levels over a six year period.

  A summary of the status of the Company's stock option plan as of November 30, 2008 and changes for the three and six month periods then ended are as follows:

                                                    Outstanding Options
                                                   ----------------------
                                                               Weighted
                                                                Average
                                                     Number     Exercise
                                                   of Options     Price
                                                   ----------- -----------
         Outstanding at May 31, 2008                   80,000        8.61
                        Granted                        36,400        5.06
                        Exercised                           -           -
                        Forfeited                           -           -
                                                   ----------  ----------
         Outstanding at August 31, 2008               116,400        7.50
                        Granted                       160,000        4.12
                        Exercised                           -           -
                        Forfeited                           -           -
                                                   ----------  ----------
         Outstanding at November 30, 2008             276,400        5.54
                                                   ==========  ==========

                                                  November 30,
                                                     2008
                                                  ------------
         Number of options vested                      36,400
         Weighted average remaining
           contract life - years                         6.12

         Number of options exercisable
           at November 30, 2008                        36,400

  In October 2006, a majority of the PHAZAR CORP shareholders approved the 2006 Incentive Stock Option Plan (the "Plan"). Options for 250,000 shares of common stock are authorized under this plan. Options granted may be either Incentive Stock Options or Non-Statutory Stock Options, at the discretion of the Board. There have been 226,400 options granted under this plan as of November 30, 2008.

  The following table details stock-based compensation expense included in the statement of operations for the three and six month periods ending November 30, 2008 and 2007.
                                            For the             For the
                                       Three Months Ended   Six Months Ended
                                          November 30,         November 30,
                                       ------------------- --------------------
                                          2008      2007      2008     2007
    Selling and administrative expense $  17,521 $  32,012 $ 110,255 $  75,399
    FIT provision                         (5,957)  (11,065)  (37,487)  (25,816)
                                       --------- --------- --------- ---------
     Impact on net income              $  11,564 $  20,947 $  72,768 $  49,583
                                       ========= ========= ========= =========
     Impact on net income per share -
            Basic                      $       - $    0.01 $    0.03 $    0.02
            Diluted                    $       - $    0.01 $    0.03 $    0.02

NOTE 9.  INVESTMENTS IN AUCTION-RATE SECURITIES

  As of August 31, 2008 the Company held auction-rate securities with a par value of $2.65 million. The securities were backed by student loans covered by bond insurance and were rated AA3 by Moody's as of August 31, 2008.

  On October 20 and 22, 2008, the Company announced that all $2.65 million of its auction rate securities had been redeemed at the par value of $2.65 million plus accrued interest by the issuer, the Massachusetts Education Financing Authority. As of November 30, 2008, the Company has no monies invested in auction rate securities.

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

   Items measured at fair value on a recurring
      basis:                             Level 1   Level 2   Level 3    Total

     Long-term investments
         Auction Rate Securities         $     -   $     -   $     -   $     -
                                         =======   =======   =======   =======


     Changes in fair value during the period               Level 2

     Balance, August 31, 2008                            $ 2,109,400
     Plus  unrealized  loss -  included  in  other           540,600
     comprehensive income
                                                         -----------
                                                         $ 2,650,000
     Redemption of securities                             (2,650,000)
                                                         -----------
     Balance November 30, 2008                                     -
                                                         -----------

  All of our financial assets measured at fair value are classified as available-for-sale securities. Adjustments to fair value of these investments are recorded as an increase or decrease, net of taxes, in accumulated other comprehensive income except where losses are considered to be other-than-temporary, in which case the losses are recorded in other income (expense) net.

NOTE 11. SUBSEQUENT EVENT

NASDAQ informed PHAZAR CORP in a letter dated December 16, 2008, that the Company was no longer in compliance with Marketplace Rule 4350(c) in that the Board of Directors lacks a majority of independent directors. Specifically, NASDAQ stated that under Rule 4200(15)(A) that Gary Havener would not qualify as an independent director until October 19, 2009, three years after he ceased being an officer or employee of the Company and that the Company now has three independent directors on its six-member board.

NASDAQ also stated that should the Company regain compliance with Rule 4350(c) by the earlier of the Company's next shareholder meeting or October 14, 2009, or, alternatively, if the next annual shareholder's meeting is held on or before April 13, 2009, compliance with Rule 4350(c) is regained by April 13, 2009, no further delisting action will be taken. If the Company does not regain compliance with Rule 4350(c) during this cure period, ending October 14, 2009, NASDAQ staff will provide it with a delisting notice which may be appealed to the NASDAQ Listing Qualifications Panel.

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

                           Three Month Period Ending  Six Month Period Ending
                                  November 30,             November 30,
                           ------------ ------------ ------------- ------------
                               2008         2007          2008         2007
Net Sales                    2,127,167    1,727,541     4,136,879    3,589,117

Gross Profit Margin %              27%          31%           32%          38%
Operating Profit (loss)       (261,840)     129,705      (282,002)     343,252

Net income (loss)             (152,703)     114,224       (58,911)     290,466
Net income (loss) per share      (0.07)        0.05         (0.03)        0.13

Total assets                 9,214,447    8,960,874     9,214,447    8,960,874

Long term debt                       -            -             -            -
Total liabilities            1,011,769    1,076,525     1,011,769    1,076,525

Capital expenditures           176,132            -       176,132            -
Dividends                            -            -             -            -


Results of Operations

Second Quarter Ended November 30, 2008 ("2009"), Compared to Second Quarter Ended November 30, 2007 ("2008")

PHAZAR CORP's consolidated sales from operations were $2,127,167 for the quarter ended November 30, 2008 compared to sales of $1,727,541 for the second quarter ended November 30, 2007. The Company's sales increased $398,626, or 23% in the second quarter of fiscal year 2009 due to higher level of shipments in the antenna product line.

Cost of sales and contracts for the operations were $1,561,007 for the quarter ended November 30, 2008 compared to $1,193,182 for the second quarter ended November 30, 2007, up $367,825, or 31%. The higher level of cost of sales is due to higher raw material costs on firm fixed price contracts.

The gross profit margin for the second quarter of fiscal year 2009 was 27% compared to 31% for the second quarter of last year.

PHAZAR CORP's operating profit margin for the first quarter of fiscal year 2009 was -12.4% compared to 7.5% in the second quarter of fiscal year 2008.

Discretionary product development spending was $224,028, or 10.5% of sales, compared to $128,795, or 7.50% of sales for the comparable period last year. The spending level increased as the Company continues to develop the new mesh radio wireless networking product line.

Sales and administration expenses were higher in the second quarter of the fiscal year 2009, $828,000 versus $404,654 for the second quarter of fiscal year 2008. The $423,346, or 105% increase in sales and administration expense is due to higher compensation costs associated with newly hired employees, incremental research and development costs during the quarter for continued development of our new mesh radio wireless networking product line and an increase in legal and professional fees primarily associated with the litigation against UBS Financial

Services. Sales and administration expense as a ratio of sales were 38.9% in the second quarter of this year compared to 23.4% in the same period last year.

Six month period ended November 30, 2008 ("2009") compared to November 30, 2007 ("2008")

Consolidated sales from operations for PHAZAR CORP were $4,136,879 for the six month period ended November 30, 2008 compared to sales of $3,589,117 for the same period last year. The Company's sales increased $547,762, or 15% for the six month period due to higher level of shipments in both the commercial wireless ($362,021) and antenna ($144,551) product lines.

Cost of sales and contracts for the operations were $2,814,741 for the six month period ended November 30, 2008 compared to $2,220,200 for the same period last year. The Company's cost of sales increased $594,541, or 27% due to higher raw material costs on firm fixed price contracts.

The gross profit margin for the first half of fiscal year 2009 was 32% compared to 38% for the same period in the prior year.

Sales and administration expenses were higher in the first half of fiscal year 2009, $1,604,140 compared to $1,025,665. The $578,475, or 56% increase in sales and administration expense is due to a rise in compensation expense, legal and professional fees primarily associated with the litigation against UBS Financial Services and incremental research and development costs during the period for continued development of our new mesh radio wireless networking product line.

Other income for the six month period ended November 30, 2008, is $156,378 up from $77,196 for the same period in the prior year. The increase of $79,182, or 103% is primarily due to interest income on higher level of monies invested in auction rate securities and other investments in certificates of deposits.

The net loss for the six month period was $58,911, or $0.03 per share compared to net income of $290,466, or $0.13 per share for the comparable period in the prior year.

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

Sources of Liquidity

Funds generated from operations are the major internal sources of liquidity and are supplemented by funds derived from capital markets, principally bank facilities. PHAZAR CORP has a $2.0 million revolving note facility with a bank collateralized by the Company's inventory and accounts receivable. The interest rate is established as equal to Wall Street prime and is subject to a loan agreement with restrictive covenants. The most restrictive financial covenant requires the Company to maintain $4.0 million in tangible net worth and to maintain $2.5 million of working capital. At November 30, 2008, the Company had a tangible net worth of $8.2 million and had working capital of $7.0 million. As of November 30, 2008, Antenna Products Corporation had drawn $0 of the $2.0 million line of credit with $2.0 million of the borrowing base available and unused. The revolving credit facility was renewed with a $2.0 million limit on October 3, 2008 for a period of one year. PHAZAR CORP believes that its cash and the credit available at November 30, 2008, are sufficient to fund the Company's operations for at least 12 months.

During October, 2008, the Massachusetts Education Financing Authority announced the redemption of all PHAZAR CORP's $2.65 million long term marketable securities at par plus accrued interest of approximately $36,000. Funding was received during the month of October, with $1 million used to pay off the prior advance from UBS Financial Services, Inc. taken in the form of a margin loan collateralized by the long term marketable securities.

Capital Resources

Management of the operating subsidiaries evaluates the facilities and review equipment requirements for existing and projected contracts on a regular basis. An annual capital plan is generated by management and submitted to the Board of Directors for review and approval. In the second quarter of fiscal year 2009 there were $176,132 of capital expenditures for new and replacement equipment. The Company anticipates that the existing facilities and equipment are adequate to handle the projected business in fiscal year 2009 and intends to limit the 2009 capital program to less than $350,000 for improvements and new equipment.

At November 30, 2008, PHAZAR CORP had cash and cash equivalents of $5.0 million. Deferred revenue at November 30, 2008, is $106,446.

Cash Flows

Operating Activities

Cash provided by operating activities for the second quarter of fiscal year 2009 was $68,606 compared to $(737,952) for the same period in prior year. Inventories increased to $1,995,685 at November 30, 2008 from $1,777,335 at May 31, 2008 due to normal completion and shipment of orders to customers. The decrease in accounts receivable to $732,072 at November 30, 2008 from $987,258 at May 31, 2008 is due primarily to timing of shipments. Net income adjusted for non cash charges was $55,528 for the six month period ending November 30, 2008 compared to $335,632 for the same period in the prior year.

Investing Activities

Cash of $2,473,868 was provided in investing activities during the six month periods ending November 30, 2008, which consists of the $2.65 million of redemption of long term marketable securities less capital expenditures of $176,132. Cash was not used in investing activities during the six month period ending November 30, 2008.

Financing Activities

There were no financing activities requiring cash during the six month period ending November 30, 2008. The financing activities for the second quarter of fiscal year 2008 consisted primarily of proceeds from the exercise of stock options and the FIT benefit resulting from the exercise of stock options. At November 30, 2008 and 2007, PHAZAR CORP had no long-term debt outstanding.

Item 4(T). Controls and Procedures

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 [the "Exchange Act"]). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Commission's rules and form. The Company's disclosure controls and procedures were not effective at May 31, 2008, due to the Company's inadvertent failure to include in its Annual Report on Form 10-KSB, management's assessment of internal controls over financial reporting. As a result, we have taken measures to enhance the ability of our systems of disclosure controls and procedures to timely identify and respond to changes in securities filing regulations that are applicable to us. There have been no other changes in our internal controls over financial reporting (as defined in Rule 13 a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

  During the second quarter of fiscal year 2009, the Company announced that the Massachusetts Education Financing Authority redeemed $2.65 million of the Company's long term marketable securities plus accrued interest. After receiving the funds, the Company dismissed the injunctive action filed in the 348th Judicial District Court in Tarrant County, Texas, because it involved a moot remedy. However, the arbitration claim filed against UBS Financial Services, Inc. with the Financial Industry Regulatory Authority, Inc. is still in place. The Company seeks remedies for compensatory and punitive damages that remain unresolved.

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

               On December 18, 2008, the registrant filed a Form 8-K that disclosed that Nasdaq staff had notified it of non-compliance with a listing standard, specifically lacking a majority of "independent" directors as defined by Nasdaq rule and granting the Company a time period to seek compliance with the listing standard


                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PHAZAR CORP



Date:  January 14, 2009            /s/ Garland P. Asher
                                   --------------------------------------------
                                   Garland P. Asher, Principal Executive Officer
                                   and Director

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

Exhibit 10.(b) -  Agreement with Garland Asher dated January 14, 2009

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