Form 10-Q
period 2009-02-28
PHAZAR CORP
filed 2009-04-03
CIK 724267

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                    Form 10-Q

(Mark One)
   [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 For the quarterly period ended February 28, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,354,998 as of March 12, 2009.

                          PHAZAR CORP AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                                                        PAGE
PART I     FINANCIAL INFORMATION                                        NUMBER

 Item 1.   Financial Statements for PHAZAR CORP
           and Subsidiaries

             Consolidated Balance Sheets -                                3
             February 28, 2009 (unaudited) and May 31, 2008

             Unaudited Consolidated Statements of Operations -            5
             Three and Nine Months Ended February 28, 2009
             and February 29, 2008

             Unaudited Consolidated Statements of Cash Flows -            6
             Nine Months Ended February 28, 2009 and February 29, 2008

             Notes to Consolidated Financial Statements                   7

 Item 2.     Management's Discussion and Analysis of                      23
             Financial Condition and Results of Operation

 Item 4(T).  Controls and Procedures                                      27


PART II    OTHER INFORMATION

 Item 1.   Legal Proceedings                                              27

 Item 5.   Other Information                                              28

 Item 6.   Exhibits and Reports on Form 8-K                               28

           Signature                                                      29

           Certifications

Item 1.  Financial Statements

                          PHAZAR CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       FEBRUARY 28, 2009 AND MAY 31, 2008

                                     ASSETS
                                                February 28, 2009 May 31, 2008
                                                    (Unaudited)    (Audited)
                                                  -------------  --------------
CURRENT ASSETS
 Cash and cash equivalents                        $  3,753,098   $   2,446,563
 Accounts receivable:
   Trade, net of allowance for doubtful
    accounts of $2,002 as of February
    28, 2009 and May 31, 2008                          674,477         987,258
   Inventories                                       2,502,826       1,777,335
   Prepaid expenses and other assets                    65,448          47,761
   Income taxes receivable                             327,446         169,597
   Deferred income taxes                                67,697          67,697
                                                  ------------   -------------
   Total current assets                              7,390,992       5,496,211

   Property and equipment, net                       1,062,911         939,084
   Marketable securities                                     -       2,346,840
   Long term deferred income tax                       130,362         178,739
                                                  ------------   -------------
   TOTAL ASSETS                                   $  8,584,265   $   8,960,874
                                                  ============   =============


























The accompanying notes are an integral part of these consolidated financial statements.

                          PHAZAR CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 FEBRUARY 28, 2009 AND MAY 31, 2008 (Continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                February 28, 2009 May 31, 2008
                                                    (Unaudited)    (Audited)
                                                  -------------  --------------


CURRENT LIABILITIES
  Accounts payable                                $    251,944         298,192
  Accrued liabilities                                  360,733         462,679
  Deferred revenues                                          -         315,654
                                                  ------------   -------------
  Total current liabilities                            612,677       1,076,525

TOTAL LIABILITIES                                      612,677       1,076,525
                                                  ------------   -------------
COMMITMENTS AND CONTINGENCIES                                -               -

SHAREHOLDERS' EQUITY
Preferred Stock, $1 par, 2,000,000 shares
  authorized, none issued or outstanding,
  attributes to be determined when issued                    -               -
Common stock, $0.01 par, 6,000,000 shares
  authorized 2,369,928 and 2,357,728 issued
  and outstanding                                       23,700          23,578
Additional paid in capital                           3,937,048       3,723,278
Treasury stock, at cost, 11,254 shares in 2009         (26,788)              -
Retained earnings                                    4,037,628       4,337,579
Accumulated other comprehensive loss, net of tax             -        (200,086)
                                                  ------------   -------------
    Total shareholders' equity                       7,971,588       7,884,349
                                                  ------------   -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $  8,584,265   $   8,960,874
                                                  ============   =============

















The accompanying notes are an integral part of these consolidated financial statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE PERIODS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008

                                   (Unaudited)

                               Three Months Ended         Nine Months Ended
                            February 28, February 29, February 28,  February 29,
                                2009         2008         2009          2008
                            ------------ ------------ ------------- ------------
Sales and contract revenues $ 1,512,889  $ 3,204,698  $  5,649,768  $ 6,793,815
Cost of sales and contracts     955,875    1,995,111     3,770,616    4,215,311
                            -----------  -----------  ------------  -----------
  Gross Profit                  557,014    1,209,587     1,879,152    2,578,504
  Gross Profit Margin             36.8%        37.7%         33.3%        38.0%

Sales and administration
    expenses                    940,294      766,269     2,544,434    1,791,934
                            -----------  -----------  ------------  -----------
  Operating Profit (loss)      (383,280)     443,318      (665,282)     786,570

Other Income
  Interest income                15,214        5,496       134,758       28,335
  Other income                    4,239       47,826        41,073      102,183
                            -----------  -----------  ------------  -----------
Total Other Income               19,453       53,322       175,831      130,518
                            -----------  -----------  ------------  -----------
  Income (loss) from
    operations before
    income taxes               (363,827)     496,640      (489,451)     917,088

Income tax provision (benefit) (122,788)     162,373      (189,501)     292,355
                            -----------  -----------  ------------  -----------
  Net income (loss)         $  (241,039) $   334,267  $   (299,950) $   624,733
                            ===========  ===========  ============  ===========
Basic earnings (loss)
    per common share        $     (0.10) $      0.14  $      (0.13) $      0.27
                            ===========  ===========  ============  ===========
Diluted earnings (loss)
    per common share        $     (0.10) $      0.14  $      (0.13) $      0.27
                            ===========  ===========  ============  ===========
Weighted average shares
    outstanding
  Basic                       2,366,072    2,353,168     2,364,696    2,335,351
  Diluted                     2,366,072    2,360,266     2,364,696    2,342,449










The accompanying notes are an integral part of these consolidated financial statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE PERIODS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008


                                                            (Unaudited)
                                                        Nine Months Ended
                                                     February 28, February 29,
                                                         2009         2008
                                                     ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                    $  (299,950) $    624,733
 Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation                                            83,567        85,262
  Stock based compensation                               213,881       105,345
  Tax benefit for employee stock options exercised             -       (74,106)
  Deferred federal income tax                            (54,685)      (19,456)
 Changes in assets and liabilities:
  Accounts receivable                                    312,781      (900,561)
  Inventory                                             (725,491)     (139,338)
  Income taxes receivable                               (157,851)      176,605
  Prepaid expenses                                       (17,687)       17,368
  Accounts payable                                       (46,248)      175,657
  Accrued expenses                                      (101,946)      (44,662)
  Deferred revenues                                     (315,654)            -
                                                     -----------  ------------
 NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES     (1,109,283)        6,847

CASH FLOWS FROM INVESTING ACTIVITIES:
 Redemption of marketable securities                   2,650,000             -
 Purchase of property and equipment                     (207,394)            -
 Purchase of treasury stock                              (26,788)            -
                                                     -----------  ------------
   NET CASH PROVIDED BY INVESTING ACTIVITIES           2,415,818             -

CASH FLOWS FROM FINANCING ACTIVIITES:
Proceeds from exercise of stock options                        -        78,000

FIT benefit-stock options exercised                            -        74,106
                                                     -----------  ------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                   -       152,106

Net change in cash and cash equivalents                1,306,535       158,953
Cash and cash equivalents, beginning of period         2,446,563     4,114,046
                                                     -----------  ------------
Cash and cash equivalents, end of period             $ 3,753,098  $  4,272,999
                                                     ===========  ============






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

     Product   information   is  available  from  the  Internet  web  pages  at:
     www.antennaproducts.com, www.truemeshnetworks.com and www.phazar.com.
     -----------------------   ------------------------    --------------

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

                                     For fiscal year        For nine months
Products Type:                     ended May 31, 2008   ended February 28, 2009

Spares,  Accessories and Others           24%                    26%

Antennas                                  19%                    18%

Towers and Masts                          12%                    15%

Instrument Landing System                  7%                    14%

Commercial Wireless                       14%                    12%

Collinear Antennas                        24%                    12%

Shipboard Equipment                        0%                     3%
                                      -----------             -----------
                                         100%                   100%

     The majority of Antenna Products Corporation's revenues come from fixed-price contracts, secured through a bidding process, for particular, custom ordered antenna production systems that Antenna Products Corporation builds according to the specifications of the customer. Except for inventory of standard products including small antennas, accessories and some towers in the amount of $451,336 at February 28, 2009, Antenna Products Corporation does not build and inventory equipment for future off the shelf sales. The sales volume for a particular antenna or antenna system is, therefore, a function of the fixed price contracts for build to order antennas or systems awarded to Antenna Products Corporation. However, a general product sales breakdown for fiscal year ended May 31, 2008, and the nine month period ended February 28, 2009, as a percentage of total sales are, as follows:

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

     As discussed above, Antenna Products Corporation is primarily a build-to-order company and most manufacturing requirements are established on a contract basis. For this reason, the majority of the inventory is work in process. Approximately 18% of total inventory, $451,336 is currently maintained in stock for delivery to customers. Some raw materials are also inventoried to support customer delivery schedules. Antenna Products Corporation performs work for the United States Government primarily under fixed-price prime contracts and subcontracts. Under fixed-price contracts, Antenna Products Corporation realizes any benefit or detriment occasioned by lower or higher costs of performance.

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

     Antenna Products Corporation plans to reinvest approximately 7%-12% of sales in research and development projects and bid and proposal activities in 2009. The mix of expenditures between the two areas in any given year is a function of the demand for new independently developed innovative systems and the level of requirements solicited. In 2009, Antenna Products Corporation continues development of the new mesh radio wireless networking product line. This product line includes military, emergency first responder and commercial mesh radio systems that utilize proprietary embedded intelligent routing software and multiple frequency architecture to create dynamic wireless mesh networking systems that transmit and share data, voice and video applications. This development program resulted in a total investment in independent research and development (R&D) and bid and proposal activities (B&P) of 23% of sales in the third quarter of 2009. The level of expenditures for R&D and B&P as a ratio to sales was 7% of sales for the same period in 2008. To date, Antenna Products Corporation does not consider patents to be material to its operations nor would the loss of any patents adversely affect operations.

     Tumche Corp.

     Tumche Corp. is a wholly owned subsidiary of PHAZAR CORP. It has no sales or operations.

     Phazar Antenna Corp.

     Phazar Antenna Corp. is a wholly owned Subsidiary of PHAZAR CORP. It was formed as a Delaware Corporation and activated on June 1, 2000. Phazar Antenna Corp. operates as a marketing, research and development unit.

     Phazar Antenna Corp. provides a line of commercial wireless fixed and mobile antennas for ISM (instrument scientific medical), ITS (intelligent transportation systems), wireless Internet, wireless LAN, wireless local loop, fixed GPS, MMDS (fixed wireless) and other WiMAX market applications. Phazar Antenna Corp. also supplies a broad range of multiple band antennas for the telecommunication market for DAS (Distributed Antenna Systems). The DAS antennas for Cellular/SMR, AWS and PCS frequencies are installed on utility poles, street lights, rooftops and lamp posts in urban and remote areas to increase wireless carrier services. These product lines compliment Antenna Products Corporation's existing product lines of cellular, PCS, paging, ISM and AMR (automatic meter reading), omni-directional and sector wireless antennas. Phazar Antenna Corp. sales for the nine months ended February 28, 2009, amounted to approximately 12% of total sales. Phazar Antenna Corp. commercial wireless product lines are manufactured at Antenna Products Corporation's plant in Mineral Wells, Texas.

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

     Seasonality

     PHAZAR CORP's businesses are not dependent on seasonal factors.
     Backlog

     The backlog of orders at Antenna Products Corporation and Phazar Antenna Corp. was $1.9 million at February 28, 2009. This compares to $2.5 million in backlog at the end of fiscal year 2008.

NOTE 2   BUSINESS SEGMENTS

     PHAZAR CORP operates in one business segment.

NOTE 3   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of February 28, 2009, the results of operations for the three and nine months ended February 28, 2009 and February 29, 2008, and the cash flows for the nine months ended February 28, 2009 and February 29, 2008. These results have been determined on the basis of United States generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's audited financial statements for its fiscal year ended May 31, 2008.

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

     Property and Equipment

     Property and equipment are recorded at cost and depreciated by the straight-line method over the expected useful lives of the assets. The estimated useful lives are: buildings and improvements - 15-30 years; machinery and equipment - 10 years; automobiles and equipment - 10 years; and office furniture and fixtures - 10 years. Expenditures for normal maintenance and repairs are charged to income, and significant improvements are capitalized. The cost of assets sold or abandoned and the related accumulated depreciation are eliminated from the accounts and the net amount, less proceeds from disposal, is charged or credited to income.

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

     Research and Development Costs

     Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the quarters ended February 28, 2009, and February 29, 2008, were $345,363 and $209,045, respectively.

     Cash and Cash Equivalents

     For purposes of reporting cash flows, cash and cash equivalents include cash and certificates of deposit with maturities of three months or less.

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

     Stock-based Employee Compensation

     On June 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123R, Share-Based Payment ("SFAS 123R") which required all share based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the time of the grant. The company uses the Black-Scholes Model option pricing model to determine the fair value of stock options granted to employees. Stock based compensation recognized in the nine month periods ended February 28, 2009 and February 29, 2008 were $213,881 and $105,345, respectively.

     The income tax benefit related to stock-based compensation expense was $72,720 and $35,817 for the nine month period ended February 28, 2009 and February 29, 2008 respectively. In accordance with SFAS 123R, the Company has presented excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the consolidated statement of cash flows.

     Shares, Per Share Data, Earnings Per Share, and Stock Split, and Common Stock Par Value

     Earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Weighted average shares outstanding were 2,364,696 and 2,335,351 for the nine month period ended February 28, 2009, and February 29, 2008, respectively.

     Dilutive effect of stock options outstanding for the nine month period ended February 28, 2009 and February 29, 2008 are computed as follows:

                                                          2009         2008
                                                      ------------ ------------
       Numerator:
        Net income (loss)                             $  (299,950) $   624,733
                                                      -----------  -----------
        Numerator for basic and
         diluted earnings per share                   $  (299,950) $   624,733
                                                      -----------  -----------
       Denominator:
        Weighted-average shares outstanding-basic
            effect of dilutive securities:            $ 2,364,696  $ 2,335,351

        Stock options                                           -        7,098
                                                      -----------  -----------
         Denominator for diluted
            earnings per share-
                 weighted-average shares                2,364,696    2,342,449
                                                      -----------  -----------
           Basic earnings per share                   $     (0.13) $      0.27
                                                      ===========  ===========
           Diluted earnings per share                 $     (0.13) $      0.27
                                                      ===========  ===========

     Deferred Revenue

     Payments which are received in advance of the completion of the related phase of a contract are recorded as deferred revenue when received. Revenue is recognized when earned based on cost incurred to date plus estimated profit margin in relation to the total estimated cost plus profit margin on the entire project. Estimated losses will be recognized in their entirety when they become apparent. There are no deferred revenues recorded for the quarters ended February 28, 2009 and February 29, 2008.

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

     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No.
     133. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. The provisions of SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after dateYear2008Day15Month11November 15, 2008. The adoption of this standard had no impact on the Company's consolidated financial statements.

     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. Statement 162 became effective November 15, 2008. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

     In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60.

     This statement interprets FASB Statement No. 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of this Statement. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. The adoption of this statement did not have an impact on the Company's consolidated financial statements.

NOTE 4   INVENTORIES

     The major components of inventories are as follows:

                                        February 28, 2009    May 31, 2008
                                        -----------------  -----------------
     Raw materials                        $      831,736     $      691,096
     Work in process                           1,219,754            778,633
     Finished goods                              451,336            307,606
                                          --------------     --------------
     Total inventories                    $    2,502,826     $    1,777,335
                                          ==============     ==============
NOTE 5   NOTES PAYABLE

     At February 28, 2009, and May 31, 2008 there are no outstanding notes payable. The Company's operating subsidiary has a $2 million revolving note facility with a bank collateralized by the subsidiary's inventory and accounts with PHAZAR CORP, the parent company, signing as the guarantor. The amount available under the revolving note facility at February 28, 2009 was $2 million.

     Interest is payable monthly at the prime rate (3.25% at February 28, 2009 and 5% at May 31, 2008) until October 2, 2009, when any unpaid principal and interest shall be due. Under the agreement, the Company must maintain a minimum working capital of $2.5 million, tangible net worth of $4.0 million and debt service ratio of 1.25 and a maximum debt worth no greater than .5:1.

NOTE 6   LONG TERM DEBT

     At February 28, 2009, and May 31, 2008, PHAZAR CORP had no long-term debt.

NOTE 7   COMMITMENTS AND CONTINGENCIES

     The Company has adopted an employee profit sharing plan under Section 401(k) of the Internal Revenue Code. All employees with a minimum of one year of employment are eligible to participate. The Company will match employee contributions for an amount up to 3% of each employee's salary if certain earnings requirements are met. Contributions are invested at the direction of the employee in one or more funds. Company contributions vest after three years of service. Company contributions amounted to $ 73,874 and $0 for the years ended May 31, 2008 and 2007, respectively.

     Concentration of Credit Risk

     The Company deposits its cash primarily in deposit accounts with major banks. Certain cash deposits may occasionally be in excess of federally insured limits. The Company has not incurred losses related to its cash.

     The Company sells many of its products to the U.S. Government, both military and civil agencies, and prime contractors. Although the Company might be directly affected by the well being of the defense industry, management does not believe significant credit risk exists at February 28, 2009.

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

     Legal Proceedings

     During the second quarter of fiscal year 2009, the Company announced that the Massachusetts Education Financing Authority redeemed $2.65 million of the Company's long term marketable securities plus accrued interest. After receiving the funds, the Company dismissed the injunctive action filed in the 348th Judicial District Court in Tarrant County, Texas, because it involved a moot remedy. However, the arbitration claim filed against UBS Financial Services, Inc. with the Financial Industry Regulatory Authority, Inc. remained pending. On March 30, 2009, the FINRA arbitration panel entered an award that the Company take nothing from UBS Financial Services, Inc. and required the parties to split hearing costs.

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

     On August 12, 2008, the Board of Directors approved options to purchase 36,400 shares of common stock at $5.06 per share to certain employees of the Company. The options were broken out into two groups, the first consisted of 16,400 options that were granted fully vested and the second group of 20,000 options are exercisable pro-rata over a three year period. The options expire between August 12, 2013 and August 12, 2016, or the earlier of the employee's last day of employment.

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

     A summary of the status of the Company's stock option plan as of February 28, 2009 and changes for the three and nine month periods then ended are as follows:

                                                        Outstanding Options
                                                    ---------------------------
                                                                    Weighted
                                                                    Average
                                                      Number        Exercise
                                                    of Options       Price
                                                   -------------  -------------
         Outstanding at May 31, 2008                     80,000           8.61

                        Granted                          36,400           5.06
                        Exercised                             -              -

                        Forfeited                             -              -
                                                   ------------   ------------
         Outstanding at August 31, 2008                 116,400           7.50

                        Granted                         160,000           4.12
                        Exercised                             -              -
                        Forfeited                             -              -
                                                   ------------   ------------
         Outstanding at November 30, 2008               276,400           5.54

                        Granted                               -              -
                        Exercised                             -              -
                        Forfeited                             -              -
                                                   ------------   ------------
         Outstanding at February 28, 2009               276,400           5.34
                                                   ============   ============


                                                                  February 28,
                                                                      2009
                                                                  ------------
         Number of options vested                                      36,400
                                                                  -----------
         Weighted average remaining contract life - years                5.63

         Number of options exercisable at February 28, 2009            36,400

     In October 2006, a majority of the PHAZAR CORP shareholders approved the 2006 Incentive Stock Option Plan (the "Plan"). Options for 250,000 shares of common stock are authorized under this plan. Options granted may be either Incentive Stock Options or Non-Statutory Stock Options, at the discretion of the Board. There have been 226,400 options granted under this plan as of February 28, 2009.

     The following table details stock-based compensation expense included in the statement of operations for the three and nine month periods ending February 28, 2009 and February 29, 2008.

                           For the Three Months Ended For the Nine Months Ended
                            February 28, February 29, February 28, February 29,
                            ------------------------- -------------------------
                                 2009        2008         2009         2008
    Selling and
     administrative expense       36,723      29,946       213,881      105,345
    FIT provision                (12,486)    (10,182)      (72,720)     (35,817)
                            ------------ ------------ ------------ ------------
    Impact on net income          24,237       19,764      141,161       69,528
                            ============ ============ ============ ============

    Impact on net income
            per share -
         Basic                      1.0%         0.8%         6.0%         3.0%
         Diluted                    1.0%         0.8%         6.0%         3.0%

    Shares O/S - Basic         2,366,072    2,353,168    2,364,696    2,335,351
    Shares O/S - Diluted       2,366,072    2,360,266    2,364,696    2,342,449

NOTE 9.  INVESTMENTS IN AUCTION-RATE SECURITIES

     As of August 31, 2008 the Company held auction-rate securities with a par value of $2.65 million. The securities were backed by student loans covered by bond insurance and were rated AA3 by Moody's as of August 31, 2008.

     On October 20 and 22, 2008, the Company announced that all $2.65 million of its auction rate securities had been redeemed at the par value of $2.65 million plus accrued interest by the issuer, the Massachusetts Education Financing Authority. As of February 28, 2009, the Company has no monies invested in auction rate securities.

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


     Items measured at fair value
      on a recurring  basis:        Level 1     Level 2    Level 3    Total

     Long-term investments
         Auction Rate Securities    $       -  $       -  $       -  $       -
                                    =========  =========  =========  =========

     Changes in fair value
       during the period                        Level 2

     Balance, August 31, 2008                  $2,109,400
     Plus  unrealized  loss -
     included  in  other                          540,600
     comprehensive income
                                               ----------
                                               $2,650,000
     Redemption of securities                  (2,650,000)
                                               ----------
     Balance February 28, 2009                          -
                                               ----------

     All of our financial assets measured at fair value were classified as available-for-sale securities. Adjustments to fair value of these investments were recorded as an increase or decrease, net of taxes, in accumulated other comprehensive income except where losses are considered to be other-than-temporary, in which case the losses are recorded in other income (expense) net.

NOTE 11. SUBSEQUENT EVENTS

     On March 30, 2009, the FINRA arbitration panel entered an award that the Company take nothing from UBS Financial Services, Inc. and required the parties to split hearing costs. The Company had complained of UBS Financial Services, Inc.'s actions in the sale of securities issued by Massachusetts Education Financing Authority to the Company.

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

PHAZAR CORP is primarily a build-to-order company. As such, most United States government and commercial orders are negotiated firm-fixed price contracts. PHAZAR CORP's sales to major customers at May 31, 2008, as a percentage of total sales were United States Government 24%, Page Iberica, S.A., 12% and General Dynamics 9% and for the nine month period ending February 28, 2009, PHAZAR
CORP's sales to major customers as a percentage of sales were United States Government 13%, Halliburton Energy Services 9% and Serco Charleston 8%.

Executive Level Overview

The following table presents selected data of PHAZAR CORP. This historical data should be read in conjunction with consolidated financial statements and the related notes.

                             Three Month Period Ending Nine Month Period Ending February 28, February 29,February 28, February 29,
                             ------------ ------------ ------------ ------------
                                 2009         2008         2009         2008

Net Sales                    $ 1,512,889  $ 3,204,698  $ 5,649,768  $ 6,793,815
Gross Profit Margin %              36.8%        37.7%        33.3%        38.0%

Operating Profit (loss)      $  (383,280) $   443,318  $  (665,282) $   786,570
Operating Profit (loss)
       Margin                     (25.3%)       13.8%       (11.8%)       11.6%

Net income (loss)            $  (241,039) $   334,267  $  (299,950) $   624,733
Net income (loss) per share  $     (0.10) $      0.14  $     (0.13) $      0.27

Total assets                 $ 8,584,265  $ 8,602,062  $ 8,584,265  $ 8,602,062

Long term debt               $         -  $         -  $         -  $         -
Total liabilities            $   612,677  $   564,722  $   612,677  $   564,722

Capital expenditures         $    31,262  $         -  $   207,394  $         -
Dividends                    $         -  $         -  $         -  $         -

Results of Operations

Third Quarter Ended February 28, 2009 ("2009"), Compared to Third Quarter Ended February 29, 2008 ("2008").

PHAZAR CORP's consolidated sales from operations were $1,512,889 for the quarter ended February 28, 2009 compared to sales of $3,204,698 for the third quarter ended February 29, 2008. The Company's sales decreased $1,691,809, or 53% in the third quarter of fiscal year 2009. Much of the 53% decrease in revenues is attributable to the completion of a major antenna project for Page Iberica S.A. totaling approximately one million dollars in the third quarter last year. However, a slow-down in government and government related contracting activity was also a contributing factor in lower revenues for the three month period ended February 28, 2009.

Cost of sales and contracts for the operations were $955,875 for the quarter ended February 28, 2009 compared to $1,995,111 for the third quarter ended
February 29, 2008, down $1,039,236, or 52%. As gross profit margins remained relatively constant the decline in cost of sales is directly related to the 53% decline in revenues for the third quarter of 2009.

The gross profit margin for the third quarter of fiscal year 2009 was 36.8% compared to 37.7% for the third quarter of last year.

PHAZAR CORP's operating profit margin for the third quarter of fiscal year 2009 was -25.3% compared to 13.8% in the third quarter of fiscal year 2008.

Discretionary product development spending was $345,363, or 23% of sales, compared to $209,045, or 7% of sales for the comparable period last year. The spending level increased as the Company continues to develop the new mesh radio wireless networking product line.

Sales and administration expenses were higher in the third quarter of the fiscal year 2009, $940,294 versus $766,269 for the third quarter of fiscal year 2008. The $174,025, or 23% increase in sales and administration expense is due to higher compensation costs associated with newly hired employees, incremental research and development costs during the quarter for continued development of our mesh radio wireless network product line and an increase in legal and professional fees primarily associated with the on-going FINRA arbitration claim against UBS Financial Services. Sales and administration expense as a ratio of sales were 62% in the third quarter of this year compared to 24% in the same period last year.

Nine month period ended February 28, 2009 compared to February 29, 2008.

Consolidated sales from operations for PHAZAR CORP were $5,649,768 for the nine month period ended February 28, 2009 compared to sales of $6,793,815 for the same period last year. The Company's sales decreased $1,144,047, or 17% for the nine month period due to lower level of shipments in the antenna product lines.

Cost of sales and contracts for the operations were $3,770,616 for the nine month period ended February 28, 2009 compared to $4,215,311 for nine month period ended February 29, 2008. The Company's cost of sales decreased $444,695, or 11% due to the 17% decline in revenues and a 13% reduction in the gross profit margin percentage.

The gross profit margin for the first nine months of fiscal year 2009 was 33.3% compared to 38.0% for the same period in the prior year due to higher raw material costs on firm fixed price contracts earlier in the year.

Sales and administration expenses were higher in the first nine months of fiscal year 2009, $2,544,434 compared to $1,791,934 in 2008. The $752,500 or 42%
increase in sales and administration expense is due to a rise in compensation expense, legal and professional fees primarily associated with the FINRA arbitration claim against UBS Financial Services and incremental research and development costs during the period for continued development of our new mesh radio wireless networking product line.

Other income for the nine month period ended February 28, 2009, is $175,831 up from $130,518 for the same period in the prior year. The increase of $45,313 or 35% is primarily due to interest income on higher level of monies invested in auction rate securities and other investments in certificates of deposits.

The net loss for the nine month period was $299,950, or $0.13 per share compared to net income of $624,733, or $0.27 per share for the comparable period in the prior year. United States Government contracts contain a provision that they may be terminated at any time for the convenience of the Government. In such event, the contractor is entitled to recover allowable costs plus any profits earned to the date of termination. The possibility that Government priorities could change, causing a delay or cancellation of this contract and any potential follow-on work, makes it impossible to accurately predict whether revenues will increase or decrease in the upcoming year.

Sources of Liquidity

Funds generated from operations are the major internal sources of liquidity and are supplemented by funds derived from capital markets, principally bank facilities. PHAZAR CORP has a $2.0 million revolving note facility with a bank collateralized by the Company's inventory and accounts receivable. The interest rate is established as equal to Wall Street prime and is subject to a loan agreement with restrictive covenants. The most restrictive financial covenant requires the Company to maintain $4.0 million in tangible net worth and to maintain $2.5 million of working capital. At February 28, 2009, the Company had a tangible net worth of $8.0 million and had working capital of $6.8 million. As of February 28, 2009, Antenna Products Corporation had drawn $0 of the $2.0 million line of credit with $2.0 million of the borrowing base available and unused. The revolving credit facility was renewed with a $2.0 million limit on October 3, 2008 for a period of one year. PHAZAR CORP believes that its cash and the credit available at February 28, 2009, are sufficient to fund the Company's operations for at least 12 months.

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

Capital Resources

Management of the operating subsidiaries evaluates the facilities and review equipment requirements for existing and projected contracts on a regular basis. An annual capital plan is generated by management and submitted to the Board of Directors for review and approval. In the third quarter of fiscal year 2009 there were $31,262 of capital expenditures for new and replacement equipment. The Company anticipates that the existing facilities and equipment are adequate to handle the projected business in fiscal year 2009 and intends to limit the 2009 capital program to less than $350,000 for improvements and new equipment.

At February 28, 2009, PHAZAR CORP had cash and cash equivalents of $3.8 million. There are no deferred revenues at February 28, 2009.

Cash Flows

Operating Activities

Cash provided (used) by operating activities for the third quarter of fiscal year 2009 was $(1,109,283) compared to $6,847 for the same period in prior year. Inventories increased to $2,502,826 at February 28, 2009 from $1,777,335 at May 31, 2008 due to normal completion and shipment of orders to customers. The decrease in accounts receivable to $674,477 at February 28, 2009 from $987,258 at May 31, 2008 is due primarily to timing and reduction of shipments. Net income (loss) adjusted for non cash charges was $(2,504) for the nine month period ending February 28, 2009 compared to $815,340 for the same period in the prior year.

Investing Activities

Cash of $2,415,818 was provided in investing activities during the nine month period ending February 28, 2009, which consists of the $2.65 million of redemption of long term marketable securities less capital expenditures of $207,394 and $26,788 for the purchase of treasury stock. Cash was not used in investing activities during the nine month period ending February 29, 2008.

Financing Activities

There were no financing activities requiring cash during the nine month period ending February 28, 2009. The financing activities through the third quarter of fiscal year 2008 consisted primarily of proceeds from the exercise of stock options and the FIT benefit resulting from the exercise of stock options. At February 28, 2009 and February 29, 2008, PHAZAR CORP had no long-term debt outstanding.

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

                            PART II-OTHER INFORMATION

Item 1.  Legal Proceedings

     During the second quarter of fiscal year 2009, the Company announced that the Massachusetts Education Financing Authority redeemed $2.65 million of the Company's long term marketable securities plus accrued interest. After receiving the funds, the Company dismissed the injunctive action filed in the 348th Judicial District Court in Tarrant County, Texas, because it involved a moot remedy but kept its pending FINRA Arbitration against UBS Financial Services, Inc. On March 30, 2009, the FINRA arbitration panel entered an award that the Company take nothing from UBS Financial Services, Inc. and required the parties to split hearing costs.

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

                  On July 15, 2008, the registrant filed a Form 8-K for the purpose of disclosing the departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

                  On September 15, 2008, the registrant filed a Form 8-K for the purpose of disclosing the departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

                  On October 20, 2008 the registrant filed a Form 8-K for the purpose of disclosing the redemption of on $1.6 million of the Company's long term marketable securities

                  On October 22, 2008 the registrant filed a Form 8-K for the purpose of disclosing the redemption of the balance of the Company's long term marketable securities

                  On December 18, 2008, the registrant filed a Form 8-K that disclosed that Nasdaq staff had notified it of non-compliance with a listing standard, specifically lacking a majority of "independent" directors as defined by Nasdaq rule and granting the Company a time period to seek compliance with the listing standard

                  On January 15, 2009, the registrant filed a Form 8-K for the purpose of disclosing the Board Resolution authorizing a share repurchase program

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PHAZAR CORP



Date:  April 3, 2009               /s/ Garland P. Asher
                                   --------------------------------------------
                                   Garland P. Asher, Principal Executive Officer
                                   and Director

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

Exhibit 4.(ii) -  Loan Agreement between Antenna Products Corporation and Texas
                  Bank, dated September 30, 1991 incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000, filed on February 20, 2004

Exhibit 10.(b) -  Agreement with Garland Asher dated January 14, 2009 incorporated by reference to the like numbered exhibit in the Registrant's Form 10-Q filed on January 14, 2009

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