Form 10-K
period 2009-06-30
PHAZAR CORP
filed 2009-08-14
CIK 724267

================================================================================
                United States Securities and Exchange Commission
                              Washington D.C. 20549


                                    Form 10-K

(Mark One)
      [  X  ]     ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended May 31, 2009

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

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ X ]

The Company's net sales for Fiscal Year ended May 31, 2009, was $7,310,281.



                                       1
--------------------------------------------------------------------------------

As of July 15, 2009 2,297,037 shares of Common Stock were outstanding and the aggregate market value of the Common Stock (based on the latest price of known transactions on the Nasdaq Capital Market) held by non-affiliates (1,909,767 shares) was $5,996,668.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant's definitive 2009 Proxy Statement.

Transitional Small Business Disclosure Format (check one):  Yes [   ]  No [ X ]

                                     PART 1

Item 1.  Description of Business.

General

PHAZAR CORP was incorporated in 1991 and operates as a holding company with Antenna Products Corporation, Tumche Corp., Phazar Antenna Corp. and Thirco, Inc. as its wholly owned subsidiaries. Antenna Products Corporation and Phazar Antenna Corp. are operating subsidiaries with Thirco, Inc. serving as an equipment leasing company to PHAZAR CORP's operating units. Phazar Antenna Corp. is a separate legal entity that currently operates as a small division of Antenna Products Corporation. Tumche Corp. has no sales or operations. PHAZAR CORP has no other business activity. The address for PHAZAR CORP and subsidiaries is 101 S.E. 25th Avenue, Mineral Wells, Texas 76067. The telephone number is (940) 325-3301.

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

The majority of Antenna Products Corporation's revenues come from fixed-price contracts, secured through a bidding process, for particular, custom ordered antenna production systems that Antenna Products Corporation builds according to the specifications of the customer. Except for inventory of standard products including small antennas, accessories and some towers in the amount of $610,030 at May 31, 2009, Antenna Products Corporation does not build and inventory equipment for future off the shelf sales. The sales volume for a particular antenna or antenna system is, therefore, a function of the fixed price contracts for build to order antennas or systems awarded to Antenna Products Corporation. However, a general product sales breakdown for the fiscal years ended May 31, 2009 and May 31, 2008, as a percentage of total sales are, as follows:

                                              For the fiscal year ended
                                                        May 31,
Product Type                                    2009             2008
                                                ----             ----

Spares,  Accessories and Others                  26%              24%

Antennas                                         18%              19%

Collinear Antennas                               14%              24%

Commercial Wireless                              13%              14%

Instrument Landing System                        13%               7%

Towers and Masts                                 12%              12%

Shipboard Equipment                               4%               0%
                                              --------         --------
                                                100%             100%

Antenna Products Corporation's customer base is primarily government and government prime contractor focused, but this is slowly changing as Antenna Products Corporation continues to develop and market new commercial products. Antenna Products Corporation's market is international in scope. Antenna Products Corporation currently focuses on developing domestic and international markets. The specialized need of Antenna Products Corporation's customers and the technology required to meet those needs change constantly. Accordingly, Antenna Products Corporation stresses its engineering, installation, service and other support capabilities. Antenna Products Corporation uses its own sales and engineering staff to service its principal markets. Some of Antenna Products Corporation's contracts are large relative to total annual sales volume and, therefore, the composition of the customer base is different year to year. In 2009, the United States Government was the single largest customer and accounted for 13% of the total sales volume. Halliburton Energy was the second largest customer and accounted for 9% of total sales. NextG Networks was the third largest customer and accounted for 9% of total sales. Orders for equipment in some of these product categories are in backlog and, therefore, the United States Government is expected to be a major client again in 2010.

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

Antenna Products Corporation, including its predecessors, has been building antennas and related structures and systems for over 40 years. We believe that Antenna Products Corporation enjoys a reputation for building quality products at a competitive price, because we continue to be asked to bid for new work. Because of our size and lack of significant liquid assets we are at a competitive disadvantage to larger companies that have greater resources to be able to bid a job at lower margins. In terms of gross assets, sales and number of employees, Antenna Products Corporation is a relatively small company compared to the companies with which we compete.

On the other hand, our customers know us, know our personnel and can rely on us to build the antennas or towers or masts, etc. according to their specifications. We, therefore, compete on the basis of our reputation and history of building quality products at reasonable prices.

As discussed above, Antenna Products Corporation is primarily a build-to-order company and most manufacturing requirements are established on a contract basis. For this reason, the majority of the inventory is work in process. Approximately 24% of total inventory, $610,030 is currently maintained in stock for delivery to customers. We have increased our raw material and finished goods inventory to take advantage of lower raw material costs. Some raw materials are also inventoried to support customer delivery schedules. Antenna Products Corporation performs work for the United States Government primarily under fixed-price prime contracts and subcontracts. Under fixed-price contracts, Antenna Products Corporation realizes any benefit or detriment occasioned by lower or higher costs of performance.

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

Antenna Products Corporation plans to reinvest approximately 10% of sales in research and development projects and bid and proposal activities, the costs are charged to sales and administration expenses as incurred. The mix of expenditures between the two areas in any given year is a function of the demand for new independently developed innovative systems and the level of requirements solicited. In 2009, Antenna Products Corporation, continued development on a new mesh radio wireless networking product line. This product line includes military, emergency first responder and commercial mesh radio systems that utilize proprietary embedded intelligent routing software and multiple frequency architecture to create dynamic wireless mesh networking systems that transmit and share data, voice and video applications. This development program resulted in a total investment in independent research and development (R&D) and bid and proposal activities (B&P) of 15% of sales in 2009. The level of expenditures for R&D and B&P as a ratio to sales was 8.8% of sales in 2008. As of May 31, 2009, Antenna Products Corporation does not consider patents to be material to its operations nor would the loss of any patents adversely affect operations.

Tumche Corp.

Tumche Corp. is a wholly owned subsidiary of PHAZAR CORP. It has no sales or operations.

Phazar Antenna Corp.

Phazar Antenna Corp. is a wholly owned subsidiary of PHAZAR CORP. It was formed as a Delaware Corporation and activated on June 1, 2000. Phazar Antenna Corp. operates as a marketing and research and development unit.

Phazar Antenna Corp. provides a line of commercial wireless fixed and mobile antennas for ISM (instrument scientific medical), ITS (intelligent transportation systems), wireless Internet, wireless LAN, wireless local loop, fixed GPS, MMDS (fixed wireless) and other WiMAX market applications. Phazar Antenna Corp. also supplies a broad range of multiple band antennas for the telecommunication market for DAS (Distributed Antenna Systems). The DAS antennas for Cellular/SMR, AWS and PCS frequencies are installed on utility poles, street lights, rooftops and lamp posts in urban and remote areas to increase wireless carrier services. These product lines complement Antenna Products Corporation's existing product lines of cellular, PCS, paging, ISM and AMR (automatic meter reading), omni-directional and sector wireless antennas. Phazar Antenna Corp. sales for the twelve months ended May 31, 2009, amounted to approximately 13% of total sales. We expect that for fiscal year ended May 31, 2010, this percentage will continue to increase as new products are added to the commercial wireless product lines. The Phazar Antenna Corp. commercial wireless product lines are manufactured at Antenna Products Corporation's plant in Mineral Wells, Texas.

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

Backlog

The backlog of orders at Antenna Products Corporation and Phazar Antenna Corp. was $1,741,746 at year-end. This compares to $2,544,564 in backlog at the end of fiscal year 2008.

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

Employees

As of July 14, 2009, Antenna Products Corporation and Phazar Antenna Corp. combined employed a total of eighty employees, seventy-nine full time and one part time. Of the eighty, seventeen are employed in administration and sales, nine in engineering and technical support, and fifty-four in manufacturing. None of Antenna Products Corporation and Phazar Antenna Corp.'s employees are subject to collective bargaining agreements.

Thirco, Inc. does not employ any full time employees and does not intend to employ any in the foreseeable future.

Foreign Sales

Antenna Products Corporation's sales in international markets are primarily to foreign governments or prime contractors to foreign governments and, as such, represent a small percentage of the overall Company annual volume. Phazar Antenna Corp. has sales in international markets to commercial customers. The level of profits from the commitment of assets to this portion of the business is no greater or no less than that of other market segments. International sales for 2009 and 2008 were 13.6% and 26.5%, respectively, of total sales. Foreign countries with sales greater than 5% of total sales for both fiscal years 2009 and 2008, are as follows:

                                                      2009            2008
                                                  -----------     ------------
                                    Canada            5.6%            11.9%
                                    Spain               -             12.2%

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

Item 3.  Legal Proceedings.

On June 26, 2008, the Company filed an arbitration claim against UBS Financial Services, Inc. with FINRA Dispute Resolution relating to the sale of auction rate certificates issued by the Massachusetts Education Financing Authority and filed a related injunctive action in district court in Tarrant County, Texas. On October 16, 2008 the Massachusetts Education Financing Authority redeemed all $2,650,000 of the auction rate certificates owned by the Company and paid accrued interest. The Company then dismissed the injunctive action but continued pursuing its arbitration claim. On March 30, 2009, a FINRA arbitration panel entered an award that the Company takes nothing from UBS Financial Services, Inc. and required the parties to split hearing costs.

On August 15, 2008, Janet McCollum, as personal representative of the Estate of Richard Alan Catoe, deceased, filed a wrongful death complaint against the University of West Florida, Diamond Enterprise, Inc., North Safety Products, L.L.C. a/k/a North Safety Products, Inc. and Antenna Products Corporation (the "Lawsuit") in Circuit Court in Escambia County, Florida,. Antenna Products Corporation is PHAZAR CORP's wholly owned and principal operating subsidiary.

The lawsuit alleges that the deceased fell to his death while climbing a ladder inside a water tower on the University of West Florida campus to install antennas. The lawsuit further alleges that while the deceased was descending the ladder, he wore an Antenna Products Corporation safety sleeve affixed to a safety rail manufactured by defendant North Safety Products that was attached to the ladder and that the safety sleeve and rail were allegedly defective and failed to prevent the deceased from falling, thus causing his death. Plaintiff seeks recovery of unspecified amounts from all the defendants. Antenna Products Corporation denies any liability to plaintiff and anticipates being dismissed from the lawsuit. However, if we were found to be responsible or liable, we would not expect such costs to be material to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of fiscal year 2009.

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

                                              BID
                    Quarter Ended    High             Low

                    August 2007     11.10            5.55
                    November 2007   11.25            5.96
                    February 2008    8.48            4.24
                    May 2008         8.40            5.25

                    August 2008      6.40            4.35
                    November 2008    4.68            1.96
                    February 2009    2.95            1.99
                    May 2009         3.86            1.90

Holders

At July 14, 2009, there were approximately 1,814 holders of record of common stock.

Dividends

PHAZAR CORP has never paid a regular cash dividend on common stock and has no plans to institute payment of regular dividends.

Recent Sales of Unregistered Securities

As partial consideration for attending the PHAZAR CORP Board of Directors' meetings, Gary W. Havener, Clark D. Wraight, James Kenney, R. Allen Wahl, Garland P. Asher and Dennis Maunder each received 1,800 shares of PHAZAR CORP common stock. James Miles received 200 shares of PHAZAR CORP common stock. Also, as partial consideration for attending the PHAZAR CORP Audit Committee meetings, James Kenney and Dennis Maunder each received an additional 900 shares of PHAZAR CORP common stock. R. Allen Wahl received an additional 800 shares of PHAZAR CORP common stock and Garland P. Asher received an additional 400 shares of PHAZAR CORP common stock.

Item 6.  Selected Financial Data

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

PHAZAR CORP is primarily a build-to-order company. As such, most United States government and commercial orders are negotiated firm-fixed price contracts. PHAZAR CORP's sales to major customers for the fiscal year ended May 31, 2009, as a percentage of total sales were United States Government 13%, Halliburton Energy 9% and NextG Networks 9%.

Executive Level Overview

The following table presents selected financial data of PHAZAR CORP. This historical data should be read in conjunction with consolidated financial statements and the related notes thereto in Item 8.

                                                   Fiscal Year Ending May 31,
                                                        2009          2008
                                                   ------------- -------------
        Net sales                                  $  7,310,281  $  9,247,245
          Foreign sales (as % of total sales)             13.6%         26.5%

        Gross Product Margin                              32.8%         36.6%
        Operating Profit (loss)                    $ (1,249,551) $    703,794

        Net income (loss)                          $   (582,195) $    622,904
        Net income (loss) per share                $      (0.25) $       0.27

        Total assets                               $  8,267,357  $  8,960,874

        Long term debt                             $          -  $          -
        Total liabilities                          $    719,390  $  1,076,525

        Capital expenditures                       $          -  $          -
        Dividends                                  $          -  $          -

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

Foreign Sales

Antenna Products Corporation's sales in international markets are primarily to foreign governments or prime contractors to foreign governments and, as such, represent a small percentage of the overall Company annual volume. Phazar Antenna Corp. has sales in international markets to commercial customers. The level of profits from the commitment of assets to this portion of the business is no greater or no less than that of other market segments. International sales for 2009 and 2008 were 13.6% and 26.5%, respectively, of total sales. Foreign countries with sales greater than 5% of total sales for both fiscal years 2009 and 2008, are as follows:

                                                           2009       2008
                                                        ---------- -----------
                                    Canada                 5.6%      11.9%
                                    Spain                     -      12.2%

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

Item 7.  Management's Discussion and Analysis or Plan of Operations

Results of Operations

Year ended May 31, 2009 ("2009") compared with year ended May 31, 2008 ("2008")

PHAZAR CORP's consolidated sales from operations were $7,310,281 in 2009, compared to consolidated sales from operations of $9,247,245 in 2008. PHAZAR CORP recorded a net loss of $582,195 in 2009, compared to a net profit of $622,904 in 2008. PHAZAR CORP's net income fell $1,205,099 on a 21% decline in sales of both military and commercial product lines, which included a significant reduction in international sales.

Orders decreased by $1,625,006 across all product lines from $8,287,615 in 2008 compared to $6,662,609 in 2009. Backlog was down $802,818 from $2,544,564 at the end of 2008 compared to $1,741,746 as of May 31, 2009 due to the reduction in orders received and contracts being completed and shipped prior to year end. A slow-down in government and government related contracting activity was a contributing factor in lower orders and revenues for the year ended May 31, 2009.

Cost of sales and contracts and gross profit for fiscal year 2009, were $4,910,677 and $2,399,604. For the same period in 2008, costs of sales and contracts and gross profit were $5,866,837 and $3,380,408, respectively. The gross profit margin for the operations for fiscal year 2009 was 32.8% compared to 36.6% in 2008. The decrease in gross profit margin is attributed to increases in commodity prices and inefficiencies associated with low production levels.

Sales and administration expenses were $3,649,155 in 2009, compared to $2,676,614 in 2008. The $972,541 increase in sales and administration expense is due to higher compensation costs associated with newly hired employees for the mesh radio product line and executive group, incremental research and development for continued development of our mesh radio wireless network product line and legal fees associated with the FINRA arbitration claim against UBS Financial Services.

The Company had an operating loss of $1,249,551 for the year ending May 31, 2009, compared to an operating profit of $703,794 for the same period in prior year as a result of lower orders and sales along with the increase in sales and administration expense.

Discretionary product development and bid/proposal spending totaled $1,093,462 or 15% of sales in fiscal year end 2009 compared to $814,462, or 9% for the same period in 2008.

The income (loss) from operations before income taxes was a loss of $1,052,784 in 2009 compared to an income of $871,815 in 2008.

Product Warranties

PHAZAR CORP's management estimates accrued warranty expense based on warranty work received but not performed and on analysis of historical trends including actual expense as a percent of sales.

Changes in accrued warranty liability for the years ended May 31, are as follows:

                                                          2009         2008
                                                      ------------ ------------
        Beginning balance                             $   122,376  $    68,376
        Cost incurred for rework                         (145,708)    (150,652)
        Accrual for current year estimate                 138,702      122,376
        Change in accrued estimate                         23,332       82,276
                                                      -----------  -----------
        Ending balance                                $   138,702  $   122,376
                                                      ===========  ===========

Liquidity and Capital Resources

Sources of Liquidity

Funds generated from operations are the major internal sources of liquidity and are supplemented by funds derived from capital markets, principally bank facilities. The Company's operating subsidiary has a $2,000,000 revolving note facility with a bank collateralized by the subsidiary's inventory and accounts with PHAZAR CORP, the parent company, signing as the guarantor. The amount available under the revolving note facility at May 31, 2009 was $2,000,000. At May 31, 2009, the Company had a tangible net worth of $7,547,967 and had working capital of $6,290,829. As of May 31, 2009, Antenna Products Corporation had drawn $0 of the $2,000,000 line of credit with $2,000,000 of the borrowing base available and unused. PHAZAR CORP believes that its cash and the credit available at May 31, 2009, is sufficient to fund the Company's operations for at least twelve months.

Interest is payable monthly at the prime rate (3.25% at May 31, 2009 and 5% at May 31, 2008) until October 2, 2009, when any unpaid principal and interest shall be due. Under the agreement, the Company must maintain a minimum working capital of $2,500,000, tangible net worth of $4,000,000 and debt service ratio of 1.25 and a maximum debt worth no greater than .5:1.

Capital Requirements

Management of the operating subsidiaries evaluates the facilities and review equipment requirements for existing and projected contracts on a regular basis. An annual capital plan is generated by management and submitted to the Board of Directors for review and approval. In fiscal year 2009 there were $316,911 in capital expenditures for new and replacement equipment. The Company intends to limit the 2010 capital program to less than $100,000 for improvements and new equipment.

At May 31, 2009, PHAZAR CORP had cash and cash equivalents of $3,320,647. Deferred revenue at May 31, 2009, is $16,884.

Cash Flows

Operating Activities

The increase in cash and cash equivalents of $874,084 is primarily due to the redemption of $2,650,000 in auction rate securities offset by a negative $1,340,678 of cash flow from operations. In October, 2008, the Company announced that all $2,650,000 of its auction rate securities had been redeemed at the par value of $2,650,000 plus accrued interest by the issuer, the Massachusetts Education Financing Authority. As of May 31, 2009, the Company has no monies invested in auction rate securities.

The negative $1,340,678 of cash flow from operations consists of a $754,481 increase in inventory, a $ 582,195 net loss, a $298,770 decline in deferred revenues offset by a $323,759 reduction in accounts receivable. The $754,481, or 43% increase in inventory levels for fiscal year 2009 versus fiscal year 2008 represents a decision by management to take advantage of lower material costs and increase stock levels in certain finished goods products. The net loss of $582,195 in fiscal year 2009 represents a 21% drop in revenues associated with a slow-down in government and government related contracting activity along with 36% increase in sales and administrative expenses. Higher compensation costs associated with newly hired employees for the mesh radio product line and executive group, incremental research and development costs for continued development of our mesh radio wireless network product line and legal fees associated with the FINRA arbitration claim against UBS Financial Services are all contributing factors to the increase in sales and administrative expenses. The $298,770 decline in deferred revenues for fiscal year 2009 compared to fiscal year 2008 is simply a function of customer contracts that are required to provide prepayments prior to production of the order, often a requirement for international customers. The decrease in accounts receivable from $987,258 at May 31, 2008 to $663,499 represents a $323,759 source of operating cash flows and reflects the decreased level of business volume in fiscal year 2009.

Investing Activities

Cash of $2,127,478 was provided by investing activities during the fiscal year ending May 31, 2009, which consists of the $2,650,000 of redemption of auction rate securities less capital expenditures of $316,911 and $205,611 for the purchase of treasury stock. Cash was not used in investing activities during the year ended May 31, 2008, however, $2,650,000 of marketable securities were transferred to long term marketable securities during the year.

Financing Activities

There were no financing activities requiring cash during the fiscal year ending May 31, 2009. The financing activities incurred in prior year ending May 31, 2008 consisted primarily of proceeds from the exercise of stock options and the federal income tax benefit resulting from the exercise of stock options. At May 31, 2009 and 2008, PHAZAR CORP had no long-term debt outstanding.

Item 8.  Financial Statements.

PHAZAR CORP consolidated financial statements for the fiscal years ended May 31, 2009 and 2008.


                                 C O N T E N T S


                                                                          Page

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets..........................................19-20

     Consolidated Statements of Operations................................21

     Consolidated Statements of Shareholders' Equity......................22-23

     Consolidated Statements of Cash Flows................................24

     Notes to Consolidated Financial Statements...........................25

-------
|  |  |
|  |  |
 Weaver
 -and-
Tidwell
                      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM L.L.P.

Certified Public
Accountants         To The Board of Directors and Stockholders
and Consultants     PHAZAR CORP and Subsidiaries

                    We have audited the accompanying consolidated balance sheets of PHAZAR CORP and Subsidiaries as of May 31, 2009 and 2008, and the related consolidated statements of operations, shareholders'  equity  and cash  flows  for the  years  then ended.  These  consolidated  financial  statements  are  the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PHAZAR CORP and subsidiaries as of May 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                    /s/ Weaver and Tidwell, LLP

                    WEAVER AND TIDWELL, L.L.P.
                    Fort Worth, Texas
                    August 12, 2009

WWW.WEAVERANDTIDWELL.COM
AN INDEPENDENT MEMBER OF
      BAKER TILLY
     INTERNATIONAL

                                   OFFICES IN
                     DALLAS FORT WORTH HOUSTON SAN ANTONIO

                          PHAZAR CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              MAY 31, 2009 AND 2008

                                     ASSETS

                                                         2009          2008
                                                    ------------- -------------
CURRENT ASSETS
 Cash and cash equivalents                          $  3,320,647  $  2,446,563
 Accounts receivable:
  Trade, net of allowance for
   doubtful accounts of $1,120
   in 2009, and $2,002 in 2008                           663,499       987,258
 Inventories                                           2,531,816     1,777,335
 Prepaid expenses and other assets                        76,261        47,761
 Income taxes receivable                                 343,145       169,597
 Deferred income taxes                                    74,853        67,697
                                                    ------------  ------------
 Total current assets                                  7,010,221     5,496,211

 Property and equipment, net                           1,140,141       939,084

 Marketable securities                                         -     2,346,840

 Long-term deferred income tax                           116,995       178,739
                                                    ------------  ------------
TOTAL ASSETS                                        $  8,267,357  $  8,960,874
                                                    ============  ============


























See accompanying Notes to the Consolidated Financial Statements

                          PHAZAR CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              MAY 31, 2009 AND 2008

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                         2009          2008
                                                    ------------- -------------
CURRENT LIABILITIES
 Accounts payable                                   $    215,840  $    298,192
 Accrued expenses                                        486,666       462,679
 Deferred revenues                                        16,884       315,654
                                                    ------------  ------------
 Total current liabilities                               719,390     1,076,525

   Total liabilities                                     719,390     1,076,525
                                                    ------------  ------------
COMMITMENTS AND CONTINGENCIES                                  -             -

SHAREHOLDERS' EQUITY

Preferred stock, $1 par, 2,000,000 shares
  authorized, none issued or outstanding,
  attributes to be determined when issued                      -             -
Common stock, $0.01 par, 6,000,000 shares
  authorized 2,371,728 and 2,357,728
  issued and outstanding                                  23,718        23,578
 Additional paid in capital                            3,974,476     3,723,278
 Treasury Stock, at cost, 71,341 shares in 2009         (205,611)            -
 Retained earnings                                     3,755,384     4,337,579
 Accumulated other comprehensive loss, net of tax              -      (200,086)
                                                    ------------  ------------
   Total shareholders' equity                          7,547,967     7,884,349
                                                    ------------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $  8,267,357  $  8,960,874
                                                    ============  ============





















      See accompanying Notes to the Consolidated Financial Statements

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        YEARS ENDED MAY 31, 2009 AND 2008


                                                         2009          2008
                                                    ------------- -------------
Sales and contract revenues                         $  7,310,281  $  9,247,245
Cost of sales and contracts                            4,910,677     5,866,837
                                                    ------------  ------------
 Gross Profit                                          2,399,604     3,380,408

Sales and administration expenses                      3,649,155     2,676,614
                                                    ------------  ------------
 Operating Profit (loss)                              (1,249,551)      703,794
                                                    ------------  ------------
Other income
   Interest income (net of $5,521 interest expense)      154,691       114,081
   Other income                                           42,076        53,940
                                                    ------------  ------------
Total other income                                       196,767       168,021
                                                    ------------  ------------
Income (loss) from operations before income taxes     (1,052,784)      871,815

Income tax provision (benefit)                          (470,589)      248,911
                                                    ------------  ------------

Net income (loss)                                   $   (582,195) $    622,904
                                                    ============  ============
Basic earnings (loss) per common share              $      (0.25) $       0.27
                                                    ============  ============
Diluted earnings (loss) per common share            $      (0.25) $       0.27
                                                    ============  ============























      See accompanying Notes to the Consolidated Financial Statements

                          PHAZAR CORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        YEARS ENDED MAY 31, 2009 AND 2008

                  Common Stock                   Accumulated
                  ------------      Additional      Other
                  Number             Paid In    Comprehensive   Treasury     Retained
                of Shares  Amount    Capital    Income (loss)    Stock       Earnings      Total
                ---------  -------  ----------  -------------  -----------  ----------  ----------
BALANCE,
MAY 31, 2007    2,308,128  $23,082  $3,417,399  $          -   $        -   $3,714,675  $7,155,156

Stock issued
to Directors       10,600      106      73,175             -            -            -      73,281

Stock based
compensation            -        -      80,988             -            -            -      80,988

Stock options
exercised          39,000      390      77,610             -            -            -      78,000

Tax benefit
for employee
stock options           -        -      74,106             -            -            -      74,106

Temporary
impairment on
available for
sale securities,
net of tax              -        -           -      (200,086)           -            -    (200,086)

Net income(loss)        -        -           -             -            -      622,904     622,904
                ---------  -------  ----------  -------------   ---------   ----------  ----------
BALANCE,
MAY 31, 2008    2,357,728  $23,578  $3,723,278  $   (200,086)   $       -   $4,337,579  $7,884,349
                =========  =======  ==========  ============    =========   ==========  ==========





















      See accompanying Notes to the Consolidated Financial Statements

                          PHAZAR CORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        YEARS ENDED MAY 31, 2009 AND 2008

                  Common Stock                   Accumulated
                  ------------      Additional      Other
                  Number             Paid In    Comprehensive   Treasury     Retained
                of Shares  Amount    Capital    Income (loss)    Stock       Earnings      Total
                ---------  -------  ----------  -------------  -----------  ----------  ----------
Stock issued to
Directors          14,000      140      57,236             -            -            -      57,376

Stock based
compensation            -        -     193,962             -            -            -     193,962

Stock options
 exercised              -        -           -             -            -            -           -

Tax benefit for
employee stock
options                 -        -           -             -            -            -           -

Reverse temporary
impairment on
available for sale
securities
(net of tax)            -                    -       200,086            -            -     200,086

Purchase of
Treasury Stock          -        -           -             -     (205,611)           -    (205,611)

Net income (loss)                                          -            -     (582,195)   (582,195)
                ---------  -------  ----------  ------------    ---------   ----------  ----------
BALANCE,
MAY 31, 2009    2,371,728  $23,718  $3,974,476  $          -    $(205,611)  $3,755,384  $7,547,967
                =========  =======  ==========  ============    =========   ==========  ==========





















      See accompanying Notes to the Consolidated Financial Statements

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        YEARS ENDED MAY 31, 2009 AND 2008
                                                         2009          2008
                                                    ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                  $   (582,195) $    622,904
 Adjustments to reconcile net
  income (loss)to net cash provided
  (used) by Operating activities:
    Depreciation                                         115,854       113,682
    Amortization                                               -             -
    Stock based compensation                             251,338       154,269
    Tax benefit for employee stock options               (87,283)      (74,106)
    Deferred federal income tax                          (48,487)      (51,707)
 Changes in operating assets and liabilities:
    Accounts receivable                                  323,759      (653,510)
    Inventory                                           (754,481)      (74,171)
    Income taxes receivable                             (173,548)      133,882
    Prepaid expenses                                     (28,498)       16,370
    Accounts payable                                     (82,352)      169,613
    Accrued expenses                                      23,987       157,531
    Deferred revenue                                    (298,770)      315,654
                                                    ------------  ------------
    Net cash provided(used) by operating activities   (1,340,678)      830,411

CASH FLOWS FROM INVESTING ACTIVITIES:
 Transfer to marketable securities                             -    (2,650,000)

 Redemption of marketable securities                   2,650,000             -
 Purchase of property and equipment                     (316,911)            -
 Purchase of treasury stock                             (205,611)            -
                                                    ------------  ------------
    Net cash provided by(used in)investing activities  2,127,478    (2,650,000)

CASH FLOWS FROM FINANCING ACTIVIITES:
 Proceeds from exercise of stock options                       -        78,000
 Federal income tax benefit-stock options expensed        87,283        74,106
                                                    ------------  ------------
    Net cash provided by financing activities             87,283       152,106

    Net increase(decrease)in cash and cash equivalents   874,084    (1,667,483)
                                                    ------------  ------------
CASH AND CASH EQUIVALENTS, beginning of year           2,446,563     4,114,046
                                                    ------------  ------------
CASH AND CASH EQUIVALENTS, end of year              $  3,320,647  $  2,446,563
                                                    ============  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
 Cash paid during the period for:
   Interest expense                                 $      5,521  $          -

   Income taxes                                     $          -  $    160,000




      See accompanying Notes to the Consolidated Financial Statements

                                   PHAZAR CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BUSINESS AND NATURE OF OPERATION

     PHAZAR CORP operates as a holding company with Antenna Products Corporation, Phazar Antenna Corp., Tumche Corp. and Thirco, Inc. as its wholly owned subsidiaries. Antenna Products Corporation is an operating subsidiary that designs, manufactures and markets antenna systems, wireless mesh network solutions, towers, and communication accessories worldwide. The United States Government, military and civil agencies, and prime contractors represent Antenna Products Corporation's principal customers. Phazar Antenna Corp. is a separate legal entity that currently operates as a small division of Antenna Products Corporation. Thirco serves as an equipment leasing company to Antenna Products Corporation. The Company's operations are performed in Texas for customers throughout the United States and international markets.

     Following is a schedule of the Company's sales to major customers at May 31, as a percentage of total sales:

                                                   2009         2008
                                                   ----         ----
        United States Government                    13%          24%
        Halliburton Energy                           9%            -
        NextG Networks                               9%            -
        Paige Iberica, Spain                          -          12%
        General Dynamics                              -           9%

     At May 31, 2009, and 2008, trade receivables from four customers comprised approximately 51% and 50%, respectively, of the trade receivable balance at those dates.

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

                                   PHAZAR CORP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     revision become known and are estimable. Losses on contracts are recorded when identified.

  Foreign Sales

     Antenna Products Corporation's sales in international markets are primarily to foreign governments or prime contractors to foreign governments and, as such, represent a small percentage of the overall Company annual volume. Phazar Antenna Corp. has sales in international markets to commercial customers. The level of profits from the commitment of assets to this portion of the business is no greater or no less than that of other market segments. International sales for 2009 and 2008 were 13.6% and 26.5%, respectively, of total sales. Foreign countries with sales greater than 5% of total sales for both fiscal years 2009 and 2008, are as follows:

                                                            2009       2008
                                                         ---------  ---------
                                    Canada                  5.6%      11.9%
                                    Spain                     -       12.2%

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

  Impairment of Long-Lived Assets and Identifiable Intangible Assets

     We periodically evaluate the carrying value of long-lived assets, including identifiable intangible assets, to be held and used for potential impairment. The carrying value of long-lived assets to be held and used is considered impaired when the carrying value is not recoverable through undiscounted future cash flows and the fair value of the asset is less than its carrying value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved.

                                   PHAZAR CORP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

  Use of Estimates and Assumptions

     Management uses estimates and assumptions in preparing consolidated financial statements in accordance with U.S. generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

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

  Research and Development Costs

     Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the years ended May 31, 2009, and 2008, were approximately $919,683 and $563,160, respectively.

  Cash and Cash Equivalents

     For purposes of reporting cash flows, cash and cash equivalents include cash and certificates of deposit with original or remaining maturities at the time of purchase of three months or less.

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

                                   PHAZAR CORP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

  Stock-based Employee Compensation

     On June 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123R , Share-Based Payment ("SFAS 123R") which required all share based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values at the time of the grant. The company uses the Black-Scholes Model option pricing model to determine the fair value of stock options granted to employees. Stock based compensation recognized in fiscal years ended 2009 and 2008 were $251,338 and $154,269, respectively.

     The income tax benefit related to stock-based compensation expense was $87,283 and $74,106 for the years ended May 31, 2009 and 2008 respectively. In accordance with SFAS 123R, the Company has presented excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the consolidated statement of cash flows.

  Shares, Per Share Data, Earnings Per Share, and Stock Split, and Common Stock Par Value

     Earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Weighted average shares outstanding were 2,358,101 and 2,340,338 for the years ended May 31, 2009, and 2008, respectively.

  Dilutive effect of stock options outstanding for the years ended May 31, 2009 and 2008, are computed as follows:

                                                           2009        2008
                                                      ------------ ------------
       Numerator:
           Net income (loss)                          $  (582,195) $   622,904
                                                      -----------  -----------
           Numerator for basic and
            diluted earnings per share                $  (582,195) $   622,904
                                                      -----------  -----------
  Denominator:
       Weighted-average shares outstanding-basic         2,358,101   2,340,338
       Effect of dilutive securities:
             Stock options                                       -       5,292
                                                         ---------   ---------

       Denominator for diluted earnings per share-
       Weighted-average shares                           2,358,101   2,345,630
                                                         ---------   ---------
             Basic earnings (loss) per share             $   (0.25)  $    0.27
                                                         =========   =========
             Diluted earnings (loss) per share           $   (0.25)  $    0.27
                                                         =========   =========

                                   PHAZAR CORP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

  Deferred Revenue

     Payments which are received in advance of the completion of the related phase of a contract are recorded as deferred revenue when received. Revenue is recognized when earned based on cost incurred to date plus estimated profit margin in relation to the total estimated cost plus profit margin on the entire project. Estimated losses will be recognized in their entirety when they become apparent. Deferred revenue recorded at each of the years ended May 31, 2009 and 2008 is $16,884 and $315,654, respectively.

  Shipping and Handling Costs

     The Company includes all shipping and handling costs together with cost of sales on the accompanying statements of operations.

  New Accounting Pronouncements

     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No.
     133. SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. The provisions of SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this standard had no impact on the Company's consolidated financial statements.

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

     In April,  2009,  the FASB issued SFAS No.  164,  Not-for-Profit  Entities:
     Mergers and  Acquisitions  - Including an amendment of FASB  Statement  No.
     142. The objective of this Statement is to improve the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities. This Statement is effective for mergers and acquisitions for

                                   PHAZAR CORP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

     which the merger is on or after the beginning of an initial reporting period beginning on or after December 15, 2009. The adoption of this statement will not have an impact on the Company's consolidated financial statement

     In May, 2009, the FASB issued SFAS No. 165, Subsequent Events. The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. An entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The adoption of this statement will not have an impact on the Company's consolidated financial statements.

     In June, 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets and No. 167, Amendments to FASB Interpretation No 46(R), which change the way entities account for securitizations and special-purpose entities. The effective date is for balance sheets of financial institutions beginning in 2010. When adopted by the Company, neither statement will have an impact on the Company's consolidated financial statements.

     In February, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities including an amendment of FASB statement No. 115. This statement permits all entities to choose, at specified elections dates, to measure eligible items at fair value. This statement is effective as the first fiscal year that begins after November 15, 2007. The Company adopted this standard as required and adoption of this statement did not have a material effect of the Company's financial statements.

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

NOTE 3.  INVENTORIES

  The major components of inventories are as follows:

                                                       2009           2008
                                                  -------------  -------------
             Raw materials                        $    935,803   $    691,096
             Work in process                           985,983        778,633
             Finished goods                            610,030        307,606
                                                  ------------   ------------
             Total inventories                    $  2,531,816   $  1,777,335
                                                  ============   ============

                                   PHAZAR CORP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 3.  INVENTORIES - continued

     Certain allocable overhead costs such as depreciation, insurance, property taxes and utilities are included in inventory based upon percentages developed by the Company. The aggregate amount of these costs included in inventory as of May 31, 2009 and 2008, were $856,854 and $589,411, respectively.

     All of the above stated inventories are that of the operating subsidiaries, Antenna Products Corporation and Phazar Antenna Corp. No other subsidiaries carry inventory.

NOTE 4.  PROPERTY AND EQUIPMENT

  The following is a summary of the Company's property and equipment at May 31:

                                    Estimated
                                    Useful Life      2009           2008
                                    -----------  -------------  -------------
      Land                                       $    375,136   $    375,136
      Buildings and improvements    15-30 years     1,873,217      1,873,217
      Machinery and equipment          10 years     3,559,096      3,359,626
      Automobiles and equipment        10 years       147,220        106,898

      Office furniture and fixtures    10 years       435,210        435,210
                                                 ------------   ------------
                                                    6,389,879      6,150,087
      Less accumulated depreciation                (5,249,738)    (5,211,003)
                                                 ------------   ------------
      Net property and equipment                 $  1,140,141   $    939,084
                                                 ============   ============

NOTE 5.  INTANGIBLE ASSETS
                                                      2009          2008
                                                 ------------   ------------
      Included in intangible assets
       at May 31 are the following:
         Noncompete agreements
           (Phazar Antenna Corp.)                $    60,000    $    60,000
         Patents, copyrights and other
           intellectual property
           (Phazar Antenna Corp.)                    389,593        389,593
                                                 -----------    -----------
                                                     449,593        449,593
               Accumulated amortization             (449,593)      (449,593)
                                                 -----------    -----------
                                                 $         -    $         -
                                                 ===========    ===========

     Patents, copyrights and other intellectual property were being amortized on the straight-line basis over a weighted average five-year period. Non-compete agreements were being amortized on the straight-line basis over weighted average three and one third year contractual basis.

                                   PHAZAR CORP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 6.  NOTES PAYABLE

     At May 31, 2009, and 2008 there are no outstanding notes payable or current debt. The Company's operating subsidiary has a $2,000,000 revolving note facility with a bank collateralized by the subsidiary's inventory and accounts with PHAZAR CORP, the parent company, signing as the guarantor. The amount available under the revolving note facility at May 31, 2009 was $2,000,000.

     Interest is payable monthly at the prime rate (3.25% at May 31, 2009 and 5% at May 31, 2008) until October 2, 2009, when any unpaid principal and interest shall be due. Under the agreement, the Company must maintain a minimum working capital of $2,500,000, tangible net worth of $4,000,000 and debt service ratio of 1.25 and a maximum debt worth no greater than .5:1.

NOTE 7.  LONG-TERM DEBT

     At May 31, 2009 and 2008, PHAZAR CORP had no long-term debt.

NOTE 8.  INCOME TAXES

     Components of the provision
       for income taxes were as follows:                2009           2008
                                                   -------------  -------------
     Federal income taxes computed at
       statutory rate                              $   (357,946)  $    294,708

     Permanent differences
        Tax exempt interest income                      (36,099)             -
        Other                                             2,621              -

     Other reconciling items
        R&D credit refunds                              (38,407)             -
        Non-deductible expenses and other               (40,758)       (45,797)
                                                   ------------   ------------

        Total                                      $   (470,589)  $    248,911
                                                   ============   ============

     Current federal income taxes                      (343,145)       300,618

     Deferred federal income taxes                      (48,279)       (51,707)

     Other                                              (40,758)             -
     R&D credit refunds                                 (38,407)             -
                                                   ------------   ------------
     Total tax expense (benefit)                   $   (470,589)  $    248,911
                                                   ============   ============

                                   PHAZAR CORP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 8.  INCOME TAXES - continued

     The components of the deferred tax assets
     and liabilities are as follows:                   2009           2008
                                                   ------------   ------------
     Deferred tax assets:
      Accounts receivable, due to allowance for
        doubtful accounts                          $       381    $       681
      Accrued expenses, due to warranty accrual         47,159         41,608
      Accrued expenses, due to vacation and
        compensation accrual                            44,310         25,408
      Intangible assets, due to difference in
        amortization                                    60,462         68,871
      Compensation, stock options vested               119,423         53,476
      Investments, due to impairment for
        book purposes                                        -        103,072
                                                   -----------    -----------
     Total deferred tax assets                     $   271,735    $   293,116

     Deferred tax liabilities:
      Property and equipment, principally due
        to depreciation
      Difference                                   $   (79,887)   $   (46,680)
      Other, net                                            -               -

     Total deferred tax liabilities                $   (79,887)   $   (46,680)

     Deferred income tax assets, net of
       deferred tax liabilities                    $   191,848    $   246,436
                                                   ===========    ===========

     The net deferred tax assets are classified on the balance sheet as follows:

      Current deferred tax assets                  $    74,853    $    67,697
      Non-current deferred tax assets, net             116,995        178,739
                                                   -----------    -----------
      Net deferred tax assets                      $   191,848    $   246,436
                                                   ===========    ===========

     There are no uncertain tax positions expected to be taken on the 2008 federal or state income tax returns to be filed, and no liability has been recorded for any prior years that are still subject to examination by federal or state taxing jurisdictions. Accordingly, no additional disclosures have been made on the current financial statements regarding FIN 48.

     As Company policy, accrued interest or penalties associated with unrecognized tax benefits will be recorded as income tax expense. Since there is no applicable FIN 48 liability for 2008, no interest or penalties are included in the Consolidated Statement of Operations.

                                   PHAZAR CORP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 8.  INCOME TAXES - continued

     The Company and its subsidiaries file a consolidated federal tax return. The 2005-2008 federal tax returns are currently open under the statute of limitations. State income tax returns are generally open for examination for a period of 3-5 years after the filing of the respective return. The Company and its subsidiaries have no federal or state returns currently under examination, appeals or litigation.

     The Company has adopted an employee profit sharing plan under Section 401(k) of the Internal Revenue Code. All employees with a minimum of one year of employment are eligible to participate. The Company will match employee contributions for an amount up to 3% of each employee's salary if certain earnings requirements are met. Contributions are invested at the direction of the employee in one or more funds. Company contributions vest after three years of service. Company contributions amounted to $0 and $73,874 for the years ended May 31, 2009 and 2008, respectively.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

  Concentration of Credit Risk

     The Company deposits its cash primarily in deposit accounts with major banks. Certain cash deposits may occasionally be in excess of federally insured limits. The Company has not incurred losses related to its cash.

     The Company sells many of its products to the U.S. Government, both military and civil agencies, and prime contractors. Although the Company might be directly affected by the well being of the defense industry, management does not believe significant credit risk exists at May 31, 2009.

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

  Legal Proceedings

     On June 26,  2008,  the  Company  filed an  arbitration  claim  against UBS

                                   PHAZAR CORP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 9.  COMMITMENTS AND CONTINGENCIES - continued

     Financial Services, Inc. with FINRA Dispute Resolution relating to the sale of auction rate certificates issued by the Massachusetts Education Financing Authority and filed a related injunctive action in district court in Tarrant County, Texas. On October 16, 2008, the Massachusetts Education Financing Authority redeemed all $2,650,000 of the auction rate certificates owned by the Company and paid accrued interest. The Company then dismissed the injunctive action but continued pursuing its arbitration claim. On March 30, 2009, a FINRA arbitration panel entered an award that the Company takes nothing from UBS Financial Services, Inc. and required the parties to split hearing costs.

     On August 15, 2008, Janet McCollum, as personal representative of the Estate of Richard Alan Catoe, deceased, filed a wrongful death complaint against the University of West Florida, Diamond Enterprise, Inc., North Safety Products, L.L.C. a/k/a North Safety Products, Inc. and Antenna Products Corporation (the "Lawsuit") in Circuit Court in Escambia County, Florida,. Antenna Products Corporation is PHAZAR CORP's wholly owned and principal operating subsidiary.

     The lawsuit alleges that the deceased fell to his death while climbing a ladder inside a water tower on the University of West Florida campus to install antennas. The lawsuit further alleges that while the deceased was descending the ladder, he wore an Antenna Products Corporation safety sleeve affixed to a safety rail manufactured by defendant North Safety Products that was attached to the ladder and that the safety sleeve and rail were allegedly defective and failed to prevent the deceased from falling, thus causing his death. Plaintiff seeks recovery of unspecified amounts from all the defendants. Antenna Products Corporation denies any liability to plaintiff and anticipates being dismissed from the lawsuit. However, if we were found to be responsible or liable, we would not expect such costs to be material to the Company.

  Product Warranties

     PHAZAR CORP's management estimates accrued warranty expense based on warranty work received but not performed and on analysis of historical trends including actual expense as a percent of sales.

     Changes in accrued warranty liability for the years ended May 31, are as follows:

                                                          2009         2008
                                                      ------------ ------------
              Beginning balance                       $   122,376  $    68,376
              Cost incurred for rework                   (145,708)    (150,652)
              Accrual for current year estimate           138,702      122,376
              Change in accrued estimate                   23,332       82,276
                                                      -----------  -----------
              Ending balance                          $   138,702  $   122,376
                                                      ===========  ===========

                                   PHAZAR CORP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 9.  COMMITMENTS AND CONTINGENCIES - continued

The accrual for warranty reserve for 2008 was increased for the recall and modification of a safety sleeve product.

NOTE 10. STOCK OPTIONS

     In 2000, the board approved options to purchase 75,000 shares of common stock at $2.00 per share to an employee of the Company all were exercised before the options expiration date of November 20, 2007.

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

     A summary of the status of the Company's outstanding stock options issued under separate employment agreements as of May 31, 2009 and May 31, 2008 and changes for the years then ended are as follows:

                                   PHAZAR CORP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 10.   STOCK OPTIONS - continued
                                                Outstanding Options
                                           ------------------------------
                                                              Weighted
                                                              Average
                                               Number         Exercise
                                             of Options       Price
                                           -------------    -------------
         Outstanding at May 31, 2007             89,000            6.06

                        Granted                  30,000            5.70
                        Exercised               (39,000)           2.00
                        Forfeited                     -
                                           ------------     -----------
         Outstanding at May 31, 2008             80,000            7.90
                        Granted                 196,400            4.29
                        Exercised                     -               -
                        Forfeited               (10,000)           5.06
                                           ------------     -----------
         Outstanding at May 31, 2009            266,400            5.34
                                           ============     ===========

                                                      May 31,
                                               2009             2008
                                           ------------     ------------
         Number of options vested                52,400           20,000
         Weighted average remaining
           contract life - years                   5.48             6.75

         Number of options exercisable           52,400           20,000

     In October 2006, a majority of the PHAZAR CORP shareholders approved the 2006 Incentive Stock Option Plan (the "Plan"). Options for 250,000 shares of common stock are authorized under this plan. Options granted may be either Incentive Stock Options or Non-Statutory Stock Options, at the discretion of the Board. There have been 216,400 options granted (net of forfeitures) under this plan as of May 31, 2009.

     The following table details stock-based compensation expense included in the statement of operations for the years ended May 31, 2009 and 2008.

                                                          For the year ended
                                                               May 31,
                                                  --------------------------
                                                      2009           2008
         Selling, general and administrative
            expense                               $   193,962     $    80,988
         FIT Provision                                (65,947)        (27,535)
                                                  -----------     -----------
            Impact on net income (loss)           $   128,015     $    53,453
                                                  ===========     ===========
            Impact on net income per share -
               Basic and diluted EPS              $      0.05     $      0.02
                                                  ===========     ===========

                                   PHAZAR CORP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 11. INVESTMENTS IN AUCTION -RATE SECURITIES

     As of May 31, 2008 the Company held auction-rate securities with a par value of $2,650,000. The securities were backed by student loans covered by bond insurance and were rated AA3 by Moody's as of August 31, 2008.

     On October 20 and 22, 2008, the Company announced that all $2,650,000 of its auction rate securities had been redeemed at the par value of $2,650,000 plus accrued interest by the issuer, the Massachusetts Education Financing Authority. As of May 31, 2009, the Company has no monies invested in auction rate securities.

NOTE 12. FAIR VALUE MEASUREMENT

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

     Items measured at fair value on a recurring basis:
                                   Level 1     Level 2    Level 3      Total

     Long-term investments
         Auction Rate Securities   $     -     $     -    $     -      $     -
                                   =======     =======    =======      =======

     Changes in fair value during the period                     Level 2

     Balance, May 31, 2008                                     $ 2,346,840
     Plus  unrealized  loss -  included  in  other
     comprehensive income                                          303,160
                                                               -----------
                                                               $ 2,650,000
     Redemption of securities                                   (2,650,000)
                                                               -----------
     Balance May 31, 2009                                                -
                                                               -----------

                                   PHAZAR CORP
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 12. FAIR VALUE MEASUREMENT - continued

     All of our financial assets measured at fair value were classified as available-for-sale securities. Adjustments to fair value of these investments were recorded as an increase or decrease, net of taxes, in accumulated other comprehensive income except where losses are considered to be other-than-temporary, in which case the losses are recorded in other income (expense) net.

                                    PART III

Item 9.  Changes In  and  Disagreements  with  Accountants  on  Accounting   and
         Financial Disclosure.

None.

Item 9A. Controls and Procedures

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

The Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's disclosure controls and procedures as of May 31, 2009. In making their assessment, the Company's Chief Executive Officer and Chief Financial Officer were guided by the releases issued by the SEC and to the extent applicable was based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of May 31, 2009. The Company has had no change during the quarter ending May 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Item 9B. Other Information

Effective May 31, 2009, Mr. Clark D. Wraight resigned as a Director of PHAZAR CORP and all officer positions per the Form 8-K filed May 13, 2009.

Previously, on December 16, 2008, NASDAQ gave notice to the Company of non-compliance with listing standards due to lacking a majority of independent directors and provided until October 14, 2009 to return to compliance. With Mr. Wraight's resignation as a director, the Company now has a majority of independent directors and has obtained compliance with the number of independent directors listing standard.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item with regard to executive officers is as follows:

Name              Age   Principal Occupation                        Since
----              ---   --------------------                        -----

Garland Asher     64    President, and Chief Executive Officer,
                        PHAZAR CORP Past Director and Chairman
                        of Audit Committee, Universal Power Group,
                        Inc.; Past Member, City of Fort Worth Audit
                        Committee; Past President and COO,
                        Integration Concepts, Inc.                  October 2007

Deborah A. Inzer  58    Vice President, Chief Financial Officer,
                        PHAZAR CORP; Treasurer, Antenna Products
                        Corp., Phazar Antenna Corp., Tumche Corp.,
                        and Thirco, Inc.                            March 2008

Mr. Asher has served as President and Chief Executive Officer since September, 2008. Mr. Asher served as Director and Chairman of the Audit Committee of Universal Power Group, Inc., a power equipment and battery distributor since December, 2006. Mr. Asher has served as a member of the City of Fort Worth Audit Committee since 2006. Mr. Asher served as President and COO of Integration Concepts, Inc., a healthcare software company, from September 1999 through June 2004. Since then he has been involved in personal investment activities.

Ms. Inzer served as Controller of Shared Technologies, Inc. a telecommunications company from January, 2005 until March, 2008. Ms. Inzer has served as Vice President, Accounting and Controller at Dave & Buster's in Dallas, Texas from 1999 to 2005 and Senior Vice President, Accounting at AmBrit Energy Corp in Dallas, Texas from 1989 to 1999.

Information regarding directors of the Company required by this Item is incorporated by reference to the section entitled "Election of Directors" set forth in the Proxy Statement for our 2009 Annual Meeting of Shareholders.

The  information  regarding  compliance and the evaluation of late filings under
Section 16(a) of the Exchange Act required by this Item is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" set forth in the Proxy Statement for our 2009 Annual Meeting of Shareholders.

Information regarding our audit committee financial experts and code of ethics and business conduct required by this item is incorporated by reference to the section entitled "Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership" set for in the Proxy Statement for our 2009 Annual Meeting of Shareholders.

The Company has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers and employees. The Code of Business Conduct and Ethics is on the Company's website at www.phazarcorp.com under the caption "Corporate Governance"

Item 11. Executive Compensation.

The information required by this Item is incorporated herein by reference to the section entitled "Executive Compensation" and the section entitled "Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership - Fees Paid to Directors" set forth in our Proxy Statement for our 2009 Annual Meeting of Shareholders

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the section entitled "Executive Compensation" and the section entitle "Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership - Security Ownership of Management" set forth in the Proxy Statement for our 2009 Annual Meeting of Shareholders.

The following table provides a summary of information as of May 31, 2009, relating to our equity compensation plans in which our Common Stock is authorized for issuance.

Equity Compensation Plan Information:

                                    (a)            (b)             (c)

                                Number of        Weighted   Number of securities
                                securities       average    remaining available
                               to be issued      exercise   for future issuance
                              upon exercise      price of      under equity
                             of outstanding    outstanding  compensation plans
                                options,         options,   (excluding shares
                                warrants         warrants   reflected in column
                               and rights       and rights          (a))
                             --------------    ------------ --------------------
Equity Compensation Plans
 approved by shareholders (1)   216,400        $      4.45         33,600

Equity Compensation Plans
 not approved by
 shareholders (2)               250,000                  -        250,000

   (1)   Consists of the 2006 Incentive Stock Option Plan
   (2) The 2009 Equity Incentive Plan adopted by the Board of Directors on April 8, 2009 and published as Exhibit 10.1 to the Company's Form S-8, filed on April 27, 2009, is being presented for ratification in the 2009 Proxy Statement (the Annual Meeting of Shareholders to be held on October 13, 2009)

Item 13. Certain Relationships and Related Transactions.

None

Item 14. Principal Accountant Fees and Services

Information required by this Item is incorporated by reference to the section entitled "Audit Fees", are set forth in our Proxy Statement for our 2009 Annual Meeting.

                                     PART IV

Item 15.  Exhibits and Reports on Form 8-K.

(a)      The following documents are filed as part of this report:

                  1. Financial Statements.  See Item 8.

                  2. Financial Statement Schedules.  Not applicable.

                     All other schedules have been omitted because the required information is shown in the consolidated financials or notes thereto, or they are not applicable.

                  3. Exhibits. See Index to Exhibits for listing of exhibits which are filed herewith or incorporated by reference.

(b)      Reports on Form 8-K.

                  On July 11, 2008, the registrant filed a Form 8-K for the purpose of disclosing a FINRA arbitration claim and suit against UBS Financial Services

                  On July 15, 2008, the registrant filed a Form 8-K for the purpose of disclosing the departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

                  On September 15, 2008, the registrant filed a Form 8-K for the purpose of disclosing the departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

                  On October 20, 2008 the registrant filed a Form 8-K for the purpose of disclosing the redemption of $1.6 million of the Company's long term marketable securities

                  On October 22, 2008 the registrant filed a Form 8-K for the purpose of disclosing the redemption of the balance of the Company's long term marketable securities

                  On December 18, 2008, the registrant filed a Form 8-K that disclosed that Nasdaq staff had notified it of non-compliance with a listing standard, specifically lacking a majority of "independent" directors as defined by Nasdaq rule and granting the Company a time period to seek compliance with the listing standard

                  On January 15, 2009, the registrant filed a Form 8-K for the purpose of disclosing the Board Resolution authorizing a share repurchase program

                  On April 23, 2009, the registrant filed a Form 8-K for the purpose of disclosing possible technical issues with the Certificate of Incorporation

                  On May 13, 2009, the registrant filed a Form 8-K for the purpose of disclosing the departure of Directors or Principal Officer; Election of Directors; Appointment of Principal Officers

                  On July 10, 2009, the registrant filed a Form 8-K for the purpose of disclosing the FAA contract granted to Antenna Products Corporation, a wholly owned subsidiary of PHAZAR CORP

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  August 14, 2009
                                       PHAZAR CORP


                                            /s/ Garland P. Asher
                                            --------------------------------
                                       BY:  Garland P. Asher, President and
                                            Chief Executive Officer


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                          Title              Date
---------                          -----              ----

/s/ Gary W. Havener
-------------------------------    Director           August 14, 2009
Gary W. Havener


/s/ James Kenney
-------------------------------    Director           August 14, 2009
James Kenney


/s/ R. Allen Wahl
------------------------------     Director           August 14, 2009
R. Allen Wahl


/s/ Dennis Maunder
------------------------------     Director           August 14, 2009
Dennis Maunder

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

Exhibit 4.1(1)- 2006 Incentive  Stock Option Plan,  incorporated by reference as
                Exhibit A to the Registrant's Definitive Proxy Statement dated September 15, 2009 and filed on September 15, 2006. Also incorporated by reference to the like numbered exhibit in the Registrant's Form S-8 dated January 8, 2007 and filed on January 8, 2007

Exhibit 4.1(2)- 2009 Equity Compensation Plan dated April 22, 2009, incorporated by reference to the  Registrant's  Form S-8,  filed on April 27,
                2009

Exhibit 4.(ii)- Loan agreement  between Antenna  Products  Corporation and Texas
                Bank, dated September 30, 1991, incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000, filed on February 20, 2004

Exhibit 10.b -  Agreement with Garland Asher dated January 14, 2009 incorporated by reference to the like numbered exhibit in the Registrant's Form 10-Q filed on January 14, 2009

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

Exhibit 23.1-   Consent of Weaver & Tidwell, LLP

Exhibit 31.1-   Rule   13a-14(a)/15d-14(a)   Certification  of  Chief  Executive
                Officer

Exhibit 31.2-   Rule   13a-14(a)/15d-14(a)   Certification  of  Chief  Financial
                Officer

Exhibit 32.1-   Section 1350 Certification

Exhibit 99.1- Nominating Committee Charter incorporated by reference to the like numbered exhibit in the Registrant's Form 8-K filed on November 7, 2005
                                       45