Form 10-Q
period 2009-08-31
PHAZAR CORP
filed 2009-10-09
CIK 724267

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                    Form 10-Q

(Mark One)
  [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended August 31, 2009
                                         ---------------
  [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
          For the transition period from                to
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,298,337 as of September 2, 2009.

                          PHAZAR CORP AND SUBSIDIARIES
                               INDEX TO FORM 10-Q


                                                                        PAGE
PART I    FINANCIAL INFORMATION                                         NUMBER

 Item 1.  Financial Statements for PHAZAR CORP
          and Subsidiaries

          Consolidated Balance Sheets -                                   3
          August 31, 2009 (unaudited) and May 31, 2009

          Unaudited Consolidated Statements of Operations -               5
          Three Months Ended August 31, 2009 and August 31, 2008

          Unaudited Consolidated Statements of Cash Flows -               6
          Three Months Ended August 31, 2009 and August 31, 2008

          Notes to Consolidated Financial Statements                      7

 Item 2.  Management's Discussion and Analysis of                        20
          Financial Condition and Results of Operations

 Item 4.  Controls and Procedures                                        24

          Management's Evaluation of Internal Control Over
          Financial Reporting                                            24

          Other Information                                              25

PART II   OTHER INFORMATION

 Item 1.  Legal Proceedings                                              26

 Item 5.  Other Information                                              26

 Item 6.  Exhibits and Reports on Form 8-K                               26

          Signature                                                      27

          Certifications

Item 1.  Financial Statements

                          PHAZAR CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AUGUST 31, 2009 AND MAY 31, 2009

                                     ASSETS

                                                  August 31, 2009 May 31, 2009
                                                      (Unaudited)   (Audited)
                                                    ------------- -------------
CURRENT ASSETS
 Cash and cash equivalents                          $  2,927,442  $  3,320,647
 Accounts receivable:
  Trade, net of allowance for doubtful
   accounts of $2,002 as of August 31,
   2009 and May 31, 2009                                 566,399       663,499
 Inventories                                           2,715,209     2,531,816
 Prepaid expenses and other current assets               170,130        76,261
 Income taxes receivable                                 404,559       343,145
 Deferred income taxes                                    74,853        74,853
                                                    ------------  ------------
 Total current assets                                  6,858,592     7,010,221

 Property and equipment, net                           1,137,747     1,140,141

 Long -term deferred income tax                          127,003       116,995
                                                    ------------  ------------
TOTAL ASSETS                                        $  8,123,342  $  8,267,357
                                                    ============  ============


























See accompanying Notes to the Consolidated Financial Statements.

                          PHAZAR CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AUGUST 31, 2009 AND MAY 31, 2009

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                  August 31, 2009 May 31, 2009
                                                      (Unaudited)   (Audited)
                                                    ------------- -------------
CURRENT LIABILITIES
 Accounts payable                                   $    221,257  $    215,840
 Accrued expenses                                        438,383       486,666
 Deferred revenues                                             -        16,884
                                                    ------------  ------------
 Total current liabilities                               659,640       719,390

  Total liabilities                                      659,640       719,390
                                                    ------------  ------------
COMMITMENTS AND CONTINGENCIES                                  -             -

SHAREHOLDERS' EQUITY
Preferred Stock, $1 par, 2,000,000 shares
  authorized, none issued or outstanding,
  attributes to be determined when issued                      -             -
Common stock, $0.01 par, 6,000,000 shares
  authorized 2,373,028 and 2,371,728 issued
  and outstanding                                         23,731        23,718
Additional paid in capital                             4,008,453     3,974,476
Treasury stock, at cost, 74,691 and 71,341
  shares in 2010 and 2009                               (215,918)     (205,611)
Retained earnings                                      3,647,436     3,755,384
                                                    ------------  ------------
  Total shareholders' equity                           7,463,702     7,547,967
                                                    ------------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $  8,123,342  $  8,267,357
                                                    ============  ============




















See accompanying Notes to the Consolidated Financial Statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED AUGUST 31, 2009 AND AUGUST 31, 2008

                                                           (Unaudited)
                                                       Three Months Ended
                                                 August 31, 2009 August 31, 2008
                                                  -------------   -------------
Sales and contract revenues                       $  1,896,852    $  2,009,712
Cost of sales and contracts                          1,055,118       1,253,734
                                                  ------------    ------------
 Gross profit                                          841,734         755,978

Selling, general and administration expenses           695,035         617,031
 Research and development costs                        376,145         159,009
                                                  ------------    ------------
Total selling, general and administration expenses   1,071,180         776,140

 Operating loss                                       (229,446)        (20,162)

Other income
 Interest income                                        35,718          89,408
 Other income                                           14,771          34,193
                                                  ------------    ------------
Total other income                                      50,489         123,601

Income (loss) from operations before income taxes     (178,957)        103,439

Income tax provision (benefit)                         (71,009)          9,647
                                                  ------------    ------------
Net income (loss)                                 $   (107,948)   $     93,792
                                                  ============    ============
Basic earnings (loss) per common share            $      (0.05)   $       0.04
                                                  ============    ============
Diluted earnings (loss) per common share          $      (0.05)   $       0.04
                                                  ============    ============
Basic weighted average of common
  shares outstanding                                 2,297,334       2,360,706
Diluted weighted average of common
  shares outstanding                                 2,297,334       2,360,706
















See accompanying Notes to the Consolidated Financial Statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED AUGUST 31, 2009 AND AUGUST 31, 2008

                                                           (Unaudited)
                                                       Three Months Ended
                                                 August 31, 2009 August 31, 2008
                                                  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                 $   (107,948)   $     93,792
 Adjustments to reconcile net income (loss)
 to net cash used by operating activities:
   Depreciation                                         33,595          25,965
   Stock based compensation                             33,990         139,066
   Tax benefit for employee stock options                                    -
   Deferred federal income tax                         (10,008)        (37,489)
 Changes in operating assets and liabilities:
   Accounts receivable                                  97,100         (97,106)
   Inventories                                        (183,393)       (241,861)
   Income taxes receivable                             (61,414)         47,135
   Prepaid expenses and other current assets           (93,869)        (28,813)
   Accounts payable                                      5,417         (24,947)
   Accrued expenses                                    (48,283)        (24,098)
   Deferred revenues                                   (16,884)         76,976
                                                  ------------    ------------
     Net cash used by operating activities            (351,697)        (71,380)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                    (31,201)              -
 Purchase of treasury stock                            (10,307)              -
                                                 -------------    ------------
     Net cash used in investing activities             (41,508)              -

CASH FLOWS FROM FINANCING ACTIVIITES:
 Proceeds from exercise of stock options                     -               -
 Federal income tax benefit-stock options expensed           -               -
                                                 -------------    ------------
     Net cash provided by financing activities               -               -

Net decrease  in cash and cash equivalents            (393,205)        (71,380)
CASH AND CASH EQUIVALENTS, beginning of period       3,320,647       2,446,563
                                                 -------------    ------------
CASH AND CASH EQUIVALENTS, end of period         $   2,927,442    $  2,375,183
                                                 =============    ============












See accompanying Notes to the Consolidated Financial Statements.

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

   The majority of Antenna Products Corporation's revenues come from fixed-price contracts, secured through a bidding process, for particular, custom ordered antenna production systems that Antenna Products Corporation builds according to the specifications of the customer. Except for inventory of standard products including small antennas, accessories and some towers in the amount of $661,232 at August 31, 2009, Antenna Products Corporation does not build and inventory equipment for future off the shelf sales. The sales volume for a particular antenna or antenna system is, therefore, a function of the fixed price contracts for build to order antennas or systems awarded to Antenna

   Products Corporation. However, a general product sales breakdown for fiscal year ended May 31, 2009, and the three month period ended August 31, 2009, as a percentage of total sales are, as follows:

                                         For three months      For fiscal year
                                       ended August 31, 2009  ended May 31, 2009
                                       ---------------------  ------------------
     Product Type

     Antennas                                    2%                   18%

     Instrument Landing System                  12%                   13%

     Shipboard Equipment                         0%                    4%

     Collinear Antennas                         12%                   14%

     Towers and Masts                           12%                   12%

     Spares,  Accessories and Others            29%                   21%

     Commercial Wireless                        11%                   13%

     Wireless Mesh Radio                        13%                    0%

     Safety Climb                                9%                    5%
                                       ---------------------  ------------------
                                               100%                  100%

   Antenna Products Corporation's customer base is primarily government and government prime contractor focused, but this is slowly changing as Antenna Products Corporation continues to develop and market new commercial products. Antenna Products Corporation's market is international in scope. Antenna Products Corporation currently focuses on developing domestic and international markets. The specialized need of Antenna Products Corporation's customers and the technology required to meet those needs change constantly. Accordingly, Antenna Products Corporation stresses its engineering, installation, service and other support capabilities. Antenna Products Corporation uses its own sales and engineering staff to service its principal markets. Some of Antenna Products Corporation's contracts are large relative to total annual sales volume and, therefore, the composition of the customer base is different year to year. In 2009, the United States Government was the single largest customer and accounted for 13% of the total sales volume. Halliburton Energy was the second largest customer and accounted for 9% of total sales. NextG was the third largest customer and accounted for 9% of total sales. Orders for equipment in some of these product categories are in backlog and, therefore, the United States Government is expected to be a major client again in 2010.

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

   As discussed above, Antenna Products Corporation is primarily a build-to-order company and most manufacturing requirements are established on a contract basis. For this reason, the majority of the inventory is work in process. Approximately 24% of total inventory, $661,232 is currently maintained in stock for delivery to customers. Some raw materials are also inventoried to support customer delivery schedules. Antenna Products Corporation performs work for the United States Government primarily under fixed-price prime contracts and subcontracts. Under fixed-price contracts, Antenna Products Corporation realizes any benefit or detriment occasioned by lower or higher costs of performance.

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

   Antenna Products Corporation plans to reinvest approximately 10%-15% of annual sales in research and development projects and bid and proposal activities. The mix of expenditures between the two areas in any given year is a function of the demand for new independently developed innovative systems and the level of requirements solicited. In 2010, Antenna Products Corporation continued development on a new mesh radio wireless networking product line. This product line includes military, emergency first responder and commercial mesh radio systems that utilize proprietary embedded intelligent routing software and multiple frequency architecture to create dynamic wireless mesh networking systems that transmit and share data, voice and video applications. This development program resulted in a total investment in independent research and development (R&D) and bid and proposal activities (B&P) of 20% of sales in the first quarter of 2010. The level of expenditures for R&D and B&P as a ratio to sales was 8% of sales for the same period in 2009. Antenna Products Corporation does not consider patents to be material to its operations nor would the loss of any patents adversely affect operations.

   Tumche Corp.

   Tumche Corp. is a wholly owned subsidiary of PHAZAR CORP. It has no sales or operations.

   Phazar Antenna Corp.

   Phazar Antenna Corp. is a wholly owned Subsidiary of PHAZAR CORP. It was formed as a Delaware Corporation and activated on June 1, 2000. Phazar Antenna Corp. operates as a marketing, research and development unit.

   Phazar Antenna Corp. provides a line of commercial wireless fixed and mobile antennas for ISM (instrument scientific medical), ITS (intelligent transportation systems), wireless Internet, wireless LAN, wireless local loop, fixed GPS, MMDS (fixed wireless) and other WiMAX market applications. Phazar Antenna Corp. also supplies a broad range of multiple band antennas for the telecommunication market for DAS (Distributed Antenna Systems). The DAS antennas for Cellular/SMR, AWS and PCS frequencies are installed on utility poles, street lights, rooftops and lamp posts in urban and remote areas to increase wireless carrier services. These product lines compliment Antenna Products Corporation's existing product lines of cellular, PCS, paging, ISM and AMR (automatic meter reading), omni-directional and sector wireless antennas. Phazar Antenna Corp. sales for the three months ended August 31, 2009, amounted to approximately 11% of total sales. We expect that for fiscal year ended May 31, 2010, this percentage will increase as new products are continually being added to the commercial wireless product lines. The Phazar Antenna Corp. commercial wireless product lines are manufactured at Antenna Products Corporation's plant in Mineral Wells, Texas.

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

   Backlog

   The Company's backlog of orders on August 31, 2009, totaled $2,135,560 compared to $1,970,266 at August 31, 2008, an increase of 8.4%. Backlog at our May 31, 2009 year-end was $1,741,746. Incoming orders for the current three month period totaled $2,309,869 versus $1,492,888 for the comparable period last year. The Company's book to ship ratio was 121% for the three month period ended August 31, 2009 compared to 74% for the comparable three month period last year.

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of August 31, 2009, the results of operations for the three months ended August 31, 2009 and August 31, 2008, and the cash flows for the three months ended August 31, 2009 and August 31, 2008. These results have been determined on the basis of United States generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's audited financial statements for its fiscal year ended May 31, 2009.

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

   Foreign Sales

   Antenna Products Corporation's sales in international markets are primarily to foreign governments or prime contractors to foreign governments and, as such, represent a small percentage of the overall Company annual volume. Phazar Antenna Corp. has sales in international markets to commercial customers. The level of profits from the commitment of assets to this portion of the business is no greater or no less than that of other market segments. International sales were 14% of total sales, for both the first quarter of fiscal year 2010 and 2009. Foreign countries with sales greater than 5% of total sales for both quarters ended August 31, 2009 and 2008 are as follows:

                                                 2009                 2008
                                           ---------------     ----------------
                      Canada                      14%                  12%

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

   Research and Development Costs

   Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the quarters ended August 31, 2009, and 2008, were approximately $376,145 and $159,009, respectively.

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

   Stock-based Employee Compensation

   On June 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123R , Share-Based Payment ("SFAS 123R") which required all share based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the time of the grant. The company uses the Black-Scholes Model option pricing model to determine the fair value of stock options granted to employees. Stock based compensation recognized in the three month period ended August 31, 2009 and 2008 was $33,990 and $139,066, respectively.

   The income tax benefit related to stock-based compensation expense was $11,556 and $47,282 for the three month period ended August 31, 2009 and 2008 respectively. In accordance with SFAS 123R, the Company has presented excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the consolidated statement of cash flows.

   Shares, Per Share Data, Earnings Per Share, and Stock Split, and Common Stock Par Value

   Earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Weighted average shares outstanding were 2,297,334 and 2,360,706 for the three month period ended August 31, 2009, and 2008, respectively.

   Dilutive effect of stock options outstanding for the quarters ended August 31, 2009 and 2008 are computed as follows:

                                                           2009         2008
                                                       ------------ -----------
       Numerator:
         Net income (loss)                             $  (107,948) $   93,792
                                                       -----------  ----------
         Numerator for basic and
          diluted earnings per share                   $  (107,948) $   93,792
                                                       -----------  ----------
       Denominator:
         Weighted-average shares outstanding-basic       2,297,334   2,360,706
         Effect of dilutive securities:
             Stock options                                       -           -
                                                       -----------  ----------
         Denominator for diluted earnings per
          share-Weighted-average shares                  2,297,334   2,360,706

                                                       -----------  ----------
        Basic earnings per share                       $     (0.05) $     0.04
                                                       ===========  ==========
        Diluted earnings per share                     $     (0.05) $     0.04
                                                       ===========  ==========

   Deferred Revenue

   Payments which are received in advance of the completion of the related phase of a contract are recorded as deferred revenue when received. Revenue is recognized when earned based on cost incurred to date plus estimated profit margin in relation to the total estimated cost plus profit margin on the entire project. Estimated losses will be recognized in their entirety when they become apparent. Deferred revenue recorded at each of the quarters ended August 31, 2009 and 2008, is $0 and $392,630, respectively.

   Shipping and Handling Costs

   The Company includes all shipping and handling costs together with cost of sales on the accompanying statements of operations.

   New Accounting Pronouncements

   In December, 2007, the FASB issued SFAS No. 141R, Business Combination. The revised statement improves on the information provided by a reporting entity about a business combination and its effects. This statement applies prospectively to business combination for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently unable to predict the potential impact, if any, of the adoption of SFAS No. 141R on future acquisitions.

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

   In June, 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification will become the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement will not have an impact on the Company's consolidated financial statements.

NOTE 3   INVENTORIES

   The major components of inventories are as follows:

                                                       August 31,     May 31,
                                                          2009         2009
                                                      ------------ ------------
             Raw materials                            $   928,134  $   935,803
             Work in process                            1,125,843      985,983
             Finished goods                               661,232      610,030
                                                      -----------  -----------
             Total inventories                        $ 2,715,209  $ 2,531,816
                                                      ===========  ===========

   Certain allocable overhead costs such as depreciation, insurance, property taxes and utilities are included in inventory based upon percentages developed by the Company. The aggregate amount of these costs included in inventory as of August 31, 2009 and May 31, 2009, were $924,965 and $856,854, respectively.

NOTE 4.  PROPERTY AND EQUIPMENT

   The following is a summary of the Company's property and equipment at:

                                    Estimated
                                    Useful Life    August 31,     May 31,
                                                      2009         2009
                                    -----------  ------------- -------------
      Land                                       $    375,136  $    375,136
      Buildings and improvements    15-30 years     1,873,217     1,873,217
      Machinery and equipment          10 years     3,558,603     3,559,096
      Automobiles and equipment        10 years       107,541       147,220
      Office furniture and fixtures    10 years       435,210       435,210
                                                 ------------  ------------
                                                    6,349,707     6,389,879

      Less accumulated depreciation                (5,211,960)   (5,249,738)
                                                 ------------  ------------
      Net property and equipment                 $  1,137,747  $  1,140,141
                                                 ============  ============
      Included in property and
      equipment at August 31, 2009,
      and May 31, 2009 are the
      following;
      Noncompete agreements (
       Phazar Antenna Corp.)                     $     60,000  $     60,000
      Patents, copyrights and
       other intellectual property
       (Phazar Antenna Corp.)                         389,593       389,593
                                                 ------------  ------------
                                                      449,593       449,593
      Accumulated amortization                       (449,593)     (449,593)
                                                 ------------  ------------
                                                 $          -  $          -
                                                 ============  ============

   Patents, copyrights and other intellectual property were being amortized on the straight-line basis over a weighted average five-year period. Non-compete agreements were being amortized on the straight-line basis over weighted average three and one third year contractual basis.

NOTE 5   NOTES PAYABLE

   At August 31, 2009 and May 31, 2009 there are no outstanding notes payable or current debts. The Company's operating subsidiary has a $2,000,000 revolving note facility with a bank collateralized by the subsidiary's inventory and accounts with PHAZAR CORP, the parent company, signing as the guarantor. The amount available under the revolving note facility at August 31, 2009 and May 31, 2009 was $2,000,000.

   Interest is payable monthly at the prime rate (3.25% at August 31, 2009 and May 31, 2009) until October 2, 2009, when any unpaid principal and interest shall be due. The Company is currently is in the process of renewing this agreement. Under the agreement, the Company must maintain a minimum working capital of $2,500,000, tangible net worth of $4,000,000 and debt service ratio of 1.25 and a maximum debt worth no greater than .5:1.

NOTE 6   LONG TERM DEBT

   At August 31, 2009 and May 31, 2009, PHAZAR CORP had no long-term debt.

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

   The Company sells many of its products to the United States Government, both military and civil agencies, and prime contractors. Although the Company might be directly affected by the well being of the defense industry, management does not believe significant credit risk exists at August 31, 2009.

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

   Poduct Warranties

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

     A summary of the status of the Company's outstanding stock options issued under separate employment agreements as of August 31, 2009 and changes for the quarter then ended are as follows:

                                                        Outstanding Options
                                                        --------------------
                                                                    Weighted
                                                                    Average
                                                            Number  Exercise
                                                        of Options  Price
                                                        ----------  --------
         Outstanding at May 31, 2009                      266,400      5.34

                Granted                                         -         -
                Exercised                                       -         -
                Forfeited                                       -         -
                                                        ---------   -------
         Outstanding at August 31, 2009                   266,400      5.34

                                                                    August 31,
                                                                       2009
                                                                    ----------
         Number of options vested                                      52,400
         Weighted average remaining contract life - years                5.23

         Number of options exercisable at August 31, 2009              52,400

   In October 2006, a majority of the PHAZAR CORP shareholders approved the 2006 Incentive Stock Option Plan (the "Plan"). Options for 250,000 shares of common stock are authorized under this plan. Options granted may be either Incentive Stock Options or Non-Statutory Stock Options, at the discretion of the Board. There have been 216,400 options granted under this plan as of August 31, 2009.

   On April 8, 2009, the Board of Directors of PHAZAR CORP adopted the 2009 Equity Incentive Plan ("Plan") and on April 27, 2009 the Plan was attached as
   Exhibit 10.1 in the Company's Form S-8 filed with the Securities and Exchange Commission. The 2009 Equity Incentive Plan requires shareholder approval and has been included for approval and ratification of the Amendment to the Certificate of Incorporation in the Company's Proxy Statement mailed on September 11, 2009. The Annual Meeting of Stockholders is scheduled on October 13, 2009.

   The following table details stock-based compensation expense included in the statement of operations for the quarters ended August 31, 2009 and 2008.

                                                          For the quarter ended
                                                                August 31,
                                                          ---------------------
                                                             2009       2008

         Selling, general and administrative expense      $   33,990 $ 139,066
         FIT Provision                                       (11,556)  (42,282)
                                                          ---------- ---------
               Impact on net income                       $   22,434 $  96,784
                                                          ========== =========
               Impact on net income per share -
                     Basic and diluted EPS                $     0.01 $    0.04

NOTE 9   SUBSEQUENT EVENTS

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

   On September 3, 2009, NASDAQ notified the Company that it now complies with listing rule 5605(b)(1) and the matter is now closed.

   On September 10, 2009, the Board of PHAZAR CORP amended Garland P. Asher's employment agreement. Under the terms of his agreement, effective September 1, 2009, Mr. Asher shall receive a salary of $200,000 per year and out of the original grant of 160,000 options, 30,000 of the stock options are to be 100% vested as of the date of the Board approval, September 10, 2009 at the market price on the approval date ($3.21 pershare). The remaining 130,000 options shall vest and become exercisable contingent upon the Company achieving certain revised sales and pretax income levels over a five year period.

   On October 2, 2009, Antenna Products Corporation completed the renewal of its $2 million revolving note payable collateralized by the Company's inventory and accounts with PHAZAR CORP signing as its guarantor. Interest is payable monthly at a prime rate until October 28, 2010, when any unpaid principal and interest shall be due. The Company's credit facility requires maintenance of ratios related to minimum working capital and quick ratios, tangible net worth, interest coverage and leverage.

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

PHAZAR CORP is primarily a build-to-order company. As such, most United States government and commercial orders are negotiated firm-fixed price contracts. PHAZAR CORP's sales to major customers at May 31, 2009, as a percentage of total sales were United States Government 13%, Halliburton Energy 9% and NextG 9%.

Executive Level Overview

The following table presents selected data of PHAZAR CORP. This historical data should be read in conjunction with consolidated financial statements and the related notes.

                                                    Three Month Period ended
                                               August 31, 2009   August 31, 2008
                                                -------------   -------------

          Net Sales                             $  1,896,852    $  2,009,712

          Gross profit margin percent                    44%             38%
          Operating profit (loss)                $   841,734    $    755,978

          Net income (loss)                      $  (107,948)   $     93,792
          Net income (loss) per share            $     (0.05)   $       0.04

          Total assets                           $ 8,123,342    $  9,064,952

          Long term debt                         $         -    $          -
          Total liabilities                      $   659,640    $  1,104,456

          Capital expenditures                   $    31,201    $          -
          Dividends                              $         -    $          -

Results of Operations

First Quarter Ended August 31, 2009 ("2010"), Compared to First Quarter Ended August 31, 2008 ("2009")

PHAZAR CORP's consolidated sales from operations were $1,896,852 for the quarter ended August 31, 2009 compared to sales of $2,009,712 for the first quarter ended August 31, 2008. The Company's revenue fell $112,860, or 5.6%, a decline in sales of both military and commercial product lines ($352,834) offset by initial sales in the new mesh radio product line ($239,974).

Cost of sales and contracts for the operations were $1,055,118 for the quarter ended August 31, 2009 compared to $1,253,734 for the first quarter ended August 31, 2008, down $198,616, or 15.8%. The reduction in cost of goods sold is attributable to lower raw material costs and an improved product mix, resulting in a 6% increase in the gross profit margin for the first quarter of fiscal year 2010 at 44% compared to 38% for the same period in 2009.

PHAZAR CORP's operating profit margin for the first quarter of fiscal year 2010 was -12% compared to -1% in the first quarter of fiscal year 2009.

Sales and administration expenses were higher in the first quarter of the fiscal year 2010, $1,071,180 versus $776,140 for the first quarter of fiscal year 2009. The $295,040, or 38.0% increase in sales and administration expense includes a $217,136 increase in discretionary research and development costs quarter over quarter associated with the continued development of our mesh radio wireless networking product line.

Discretionary product development spending for the quarter ended August 31, 2009 was $376,145, or 19.8% of sales, compared to $159,009, or 7.9% of sales for the comparable period last year. The spending level is up $217,136 as the Company continues development on our mesh radio wireless networking products for commercial and military applications. During the quarter ended August 31, 2009, 13% of the Company's revenues were from the mesh radio product line.

Other income for the three month period ended August 31, 2009 is $50,489 down from $123,601, impacted by the Company no longer having investments in high yield auction-rate securities.

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

Liquidity and Capital Resources

Sources of Liquidity

Funds generated from operations are the major internal sources of liquidity and are supplemented by funds derived from capital markets, principally bank facilities. The Company's operating subsidiary has a $2,000,000 revolving note facility with a bank collateralized by the subsidiary's inventory and accounts with PHAZAR CORP, the parent company, signing as the guarantor. The amount available under the revolving note facility at August 31, 2009 was $2,000,000. At August 31, 2009, the Company had a tangible net worth of $7,463,702 and had working capital of $6,198,952. As of August 31, 2009, Antenna Products Corporation had drawn $0 of the $2,000,000 line of credit with $2,000,000 of the borrowing base available and unused. PHAZAR CORP believes that its cash and the credit available at August 31, 2009, is sufficient to fund the Company's operations for at least twelve months.

Interest is payable monthly at the prime rate (3.25% at August 31, 2009 and May 31, 2009) until October 2, 2009, when any unpaid principal and interest shall be due. The Company is currently in the process of renewing this agreement. Under the agreement, the Company must maintain a minimum working capital of $2,500,000, a tangible net worth of $4,000,000 and a debt service ratio of 1.25 and a maximum debt worth no greater than .5:1.

Previously, on December 16, 2008, NASDAQ gave notice to the Company of non-compliance with listing standards due to lacking a majority of independent directors and provided until October 14, 2009 to return to compliance. With Mr. Wraight's resignation as a director as stated in Item 9B of our Form 10-K for the year ending May 31, 2009, the Company now has a majority of independent directors and has obtained compliance with the number of independent directors listing standard.

On September 3, 2009, NASDAQ notified the Company that it now complies with listing rule 5605(b)(1) and the matter is now closed.

Capital Requirements

Management of the operating subsidiaries evaluates the facilities and reviews equipment requirements for existing and projected contracts on a regular basis. An annual capital plan is generated by management and submitted to the Board of Directors for review and approval. In the first quarter of fiscal year 2010, there were $31,201 in capital expenditures for new and replacement equipment and no expenditures in the first quarter of fiscal year 2009. The Company intends to limit the fiscal year 2010 capital program to less than $100,000 for improvements and new equipment.

At August 31, 2009, PHAZAR CORP had cash and cash equivalents of $2,927,442. There were no deferred revenues at August 31, 2009.

Cash Flows

Operating Activities

Cash and cash equivalents of $2,927,442 at August 31, 2009 are down $393,205, or 11.8% on a balance of $3,320,647 as of May 31, 2009. (separated into two paragraphs)

The negative $351,697 of cash flow from operations consists of a $183,393 increase in inventory, a $107,948 net loss and a $93,869 increase in prepaid expenses. The 7.2% increase in inventory levels for the quarter ended August 31, 2009 compared to fiscal year end May 31, 2009, represents a continued effort by management to take advantage of lower raw material costs and increase stock levels in certain finished goods products. The net loss of $107,948 in the first quarter of fiscal year 2010 represents a 5.6% drop in revenues and a 38% increase in selling, general and administrative expenses on first quarter of fiscal year 2009. Commenting on the quarter, Garland P. Asher, Chairman and CEO, stated "Given the long lead time in production of much of our product line, 90 to 120 days on average, the lower sales reported in the first quarter reflected the soft bookings we experienced in the February through May period". The increase of $295,040, or 38% in sales and administrative expenses included a $217,136 increase in research and development costs quarter over quarter associated with continued development of our mesh radio wireless networking product line. Prepaid and other current assets of $170,130 as of August 31, 2009 were up $93,869 compared to $76,261 as of May 31, 2009, the increase represents prepaid deposits along with annual maintenance contracts being amortized over the appropriate periods.

Investing Activities

Cash of $41,508 was used in investing activities during the first quarter ending August 31, 2009, which consists of the $31,201 of capital expenditures and $10,307 for the purchase of treasury stock. Cash was not used in investing activities during the quarter ended August 31, 2008.

Financing Activities

There were no financing activities requiring cash during the first quarter ending August 31, 2009 and 2008. At August 31, 2009 and 2008, PHAZAR CORP had no long-term debt outstanding.

Item 4.  Controls and Procedures

Management's Evaluation of Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and disposition of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

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

The Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's disclosure controls and procedures as of August 31, 2009. In making their assessment, the Company's Chief Executive Officer and Chief Financial Officer were guided by the releases issued by the SEC and to the extent applicable was based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of August 31, 2009. The Company has had no change during the quarter ending August 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Other Information

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

On September 3, 2009, NASDAQ notified the Company that it now complies with listing rule 5605(b)(1) and the matter is now closed.

                            PART II-OTHER INFORMATION

Item 1.  Legal Proceedings


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

           3. Exhibits. See Index to Exhibits for listing of exhibits which are filed herewith or incorporated by reference

(b)  Reports on Form 8-K.

           On July 10, 2009, the registrant filed a Form 8-K for the purpose of disclosing the FAA contract granted to Antenna Products Corporation, a wholly owned subsidiary of PHAZAR CORP.

           On September 23, 2009, the registrant filed a Form 8-K related to its press releases dated September 11, 2009 relating to its Quad Omni-Directional antenna developed as an integral component of DAS (Distributed Antenna Systems) and its September 15, 2009 press release on its quarterly earnings for the quarter ended August 31, 2009.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PHAZAR CORP


                                   /s/ Garland P. Asher
Date:  October 8, 2009             ---------------------------------------------
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

Exhibit 4.1(1) -   2006 Incentive  Stock Option Plan,  incorporated by reference as Exhibit A to the Registrant's Definitive Proxy Statement dated September 15, 2006 and filed on September 15, 2006.
                   Also incorporated by reference to the like numbered exhibit in the Registrant's Form S-8 dated January 8, 2007 and filed on January 8, 2007

Exhibit 4.1(2) -   2009  Equity   Compensation   Plan  dated  April  22,   2009,
                   incorporated by reference to the Registrant's Form S-8, filed on April 27, 2009

Exhibit 10.b -     Amended  and  restated  agreement  with  Garland  Asher dated
                   September 9, 2009

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