Form 10-Q
period 2009-11-30
PHAZAR CORP
filed 2010-01-13
CIK 724267

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                    Form 10-Q

(Mark One)
  [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). |_|Yes |X| No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,375,328 as of December 16, 2009.

                          PHAZAR CORP AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                                                     PAGE
PART I   FINANCIAL INFORMATION                                       NUMBER

 Item 1. Financial Statements for PHAZAR CORP and Subsidiaries

         Consolidated Balance Sheets -                                  3
         November 30, 2009 (unaudited) and May 31, 2009

         Consolidated Statements of Operations (Unaudited) -            4
         Three and Six Months Ended November 30, 2009 and
         November 30, 2008

         Consolidated Statements of Cash Flows (Unaudited) -            5
         Six Months Ended November 30, 2009 and November 30, 2008

         Notes to Consolidated Financial Statements                     6

 Item 2. Management's Discussion and Analysis of                       19
         Financial Condition and Results of Operations

 Item 4. Controls and Procedures                                       23

         Management's Evaluation of Internal Control Over
         Financial Reporting                                           23


PART II  OTHER INFORMATION

 Item 1. Legal Proceedings                                             25

 Item 5. Other Information                                             25

 Item 6. Exhibits and Reports on Form 8-K                              25

         Signature                                                     26

         Certifications

Item 1.  Financial Statements

                          PHAZAR CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       NOVEMBER 30, 2009 AND MAY 31, 2009

                                                 November 30, 2009 May 31, 2009
                                                      (Unaudited)    (Audited)
CURRENT ASSETS                                       ------------- -------------
Cash and cash equivalents                           $  2,897,084  $  3,320,647
 Accounts receivable:
   Trade, net of allowance for doubtful accounts of
    $2,002 as of November 30, 2009 and May 31, 2009       936,556       663,499
 Inventories                                            2,918,288     2,531,816
 Prepaid expenses and other current assets                147,952        76,261
 Income taxes receivable                                  100,438       343,145
 Deferred income taxes                                     31,008        74,853
                                                     ------------  ------------
 Total current assets                                   7,031,326     7,010,221

 Property and equipment, net                            1,104,052     1,140,141

 Long - term deferred income tax                          146,797       116,995
                                                     ------------  ------------
TOTAL ASSETS                                         $  8,282,175  $  8,267,357
                                                     ============  ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                   $    142,911  $    215,840
  Accrued expenses                                        557,650       486,666
  Deferred revenues                                       102,350        16,884
                                                     ------------  ------------
  Total current liabilities                               802,911       719,390

Total liabilities                                         802,911       719,390
                                                     ------------  ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred Stock, $1 par, 2,000,000 shares authorized,
 none issued or outstanding, attributes to be
 determined when issued                                         -             -
Common stock, $0.01 par, 6,000,000 shares authorized
 2,375,328 and 2,371,728 issued and outstanding            23,754        23,718
Additional paid in capital                              4,124,064     3,974,476
Treasury stock, at cost, 74,691 and 71,341 shares in
 2010 and 2009                                           (215,918)     (205,611)
Retained earnings                                       3,547,364     3,755,384
                                                     ------------  ------------
  Total shareholders' equity                            7,479,264     7,547,967
                                                     ------------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $  8,282,175  $  8,267,357
                                                     ============  ============

     See accompanying Notes to the Consolidated Financial Statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2009 AND 2008


                                Three Months Ended         Six Months Ended
                                    November 30,              November 30,
                                 2009         2008         2009         2008
                             ------------ ------------ ------------ ------------
Sales and contract revenues  $ 2,034,912  $ 2,127,167  $ 3,931,764  $ 4,136,879
Cost of sales and contracts      969,946    1,561,007    2,025,064    2,814,741
                             -----------  -----------  -----------  -----------
  Gross profit                 1,064,966      566,160    1,906,700    1,322,138

Selling, general and
  administration expenses        891,010      603,972    1,586,045    1,221,103
Research and development
  costs                          317,545      224,028      693,690      383,037
                             -----------  -----------  -----------  -----------
Total selling, general and
  administration expenses      1,208,555      828,000    2,279,735    1,604,140

  Operating loss                (143,589)    (261,840)    (373,035)    (282,002)

Other income
  Interest income (net)            2,963       30,140       38,681      119,544
  Other income                     4,400        2,637       19,171       36,834
                             -----------  -----------  -----------  -----------
Total other income                 7,363       32,777       57,852      156,378

Loss from operations before
  income taxes                  (136,226)    (229,063)    (315,183)    (125,624)

Income tax benefit               (36,153)     (76,360)    (107,162)     (66,713)
                             -----------  -----------  -----------  -----------
Net loss                     $  (100,073) $  (152,703) $  (208,021) $   (58,911)
                             ===========  ===========  ===========  ===========
Basic loss per common share  $     (0.04) $     (0.07) $     (0.09) $     (0.03)
                             ===========  ===========  ===========  ===========
Diluted loss per common
  share                      $     (0.04) $     (0.07) $     (0.09) $     (0.03)
                             ===========  ===========  ===========  ===========

Basic weighted average of
  common shares outstanding    2,299,079    2,367,311    2,298,207    2,364,009

Diluted weighted average of
  common shares outstanding    2,299,079    2,367,311    2,298,207    2,364,009








     See accompanying Notes to the Consolidated Financial Statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 2009 AND 2008

                                                             (Unaudited)
                                                          Six Months Ended
                                                      November 30, November 30,
                                                          2009         2008
                                                     ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $   (208,021) $    (58,911)
 Adjustments to reconcile net loss to net cash
 provided (used) by operating activities:
   Depreciation                                            67,289        52,674
   Stock based compensation                               149,626       177,158
   Deferred federal income tax                             14,042      (115,393)
 Changes in operating assets and liabilities:
   Accounts receivable                                   (273,057)      255,186
   Inventories                                           (386,472)     (218,350)
   Income taxes receivable                                242,707        47,135
   Prepaid expenses and other current assets              (71,691)       (6,137)
   Accounts payable                                       (72,929)       20,861
   Accrued expenses                                        70,984       123,591
   Deferred revenues                                       85,466      (209,208)
                                                     ------------  ------------
    Net cash provided (used) by
     operating activities                                (382,056)       68,606

CASH FLOWS FROM INVESTING ACTIVITIES:
 Redemption of marketable securities                            -     2,650,000
 Purchase of property and equipment                       (31,200)     (176,132)
 Purchase of treasury stock                               (10,307)            -
                                                     ------------  ------------
    Net cash provided by (used in)
     investing activities                                 (41,507)    2,473,868

Net increase (decrease) in cash and
 cash equivalents                                        (423,563)    2,542,474
CASH AND CASH EQUIVALENTS, beginning of period          3,320,647     2,446,563
                                                     ------------  ------------
CASH AND CASH EQUIVALENTS, end of period             $  2,897,084  $  4,989,037
                                                     ============  ============














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

  The majority of Antenna Products Corporation's revenues come from fixed-price contracts, secured through a bidding process, for particular, custom ordered antenna production systems that Antenna Products Corporation builds according to the specifications of the customer. Except for inventory of standard products including small antennas, accessories and some towers in the amount of $739,375 at November 30, 2009, Antenna Products Corporation does not build and inventory equipment for future off the shelf sales. The sales volume for a particular antenna or antenna system is, therefore, a function of the fixed price contracts for build to order antennas or systems awarded to Antenna Products Corporation. However, a general product sales breakdown for fiscal year ended May 31, 2009, and the six month period ended November 30, 2009, as a percentage of total sales are, as follows:

                                     For six months          For fiscal year
                                 ended November 30, 2009   ended May 31, 2009
                                 ----------------------- ----------------------
  Product Type

  Antennas                                  5%                     18%

  Instrument Landing System                19%                     13%

  Shipboard Equipment                       0%                      4%

  Collinear Antennas                        8%                     14%

  Towers and Masts                         10%                     12%

  Spares, Accessories and Others           27%                     21%

  Commercial Wireless                      13%                     13%

  Wireless Mesh Radio                       9%                      0%

  Safety Climb                              9%                      5%
                                ------------------------ ----------------------
                                          100%                    100%

  Antenna Products Corporation's customer base is primarily government and government prime contractor focused, but this is slowly changing as Antenna Products Corporation continues to develop and market new commercial products. Antenna Products Corporation's market is international in scope. Antenna Products Corporation currently focuses on developing domestic and international markets, the specialized need of its' customers and the constantly changing technology required to meet those needs. Accordingly, Antenna Products Corporation stresses its engineering, installation, service and other support capabilities and it uses its own sales and engineering staff to service its principal markets. Some of Antenna Products Corporation's contracts are large relative to total annual sales volume and, therefore, the composition of the customer base is different year to year. In 2009, the United States Government was the single largest customer and accounted for 13% of the total sales volume. Halliburton Energy was the second largest customer and accounted for 9% of total sales. NextG was the third largest customer and accounted for 9% of total sales. Orders for equipment in some of these product categories are in backlog and, therefore, the United States Government is expected to be a major client again in 2010.

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

  Antenna Products Corporation, including its predecessors, has been building antennas and related structures and systems for over 40 years. Antenna Products Corporation enjoys a reputation for building quality products at a competitive price. In terms of gross assets, sales and number of employees, Antenna Products Corporation is a relatively small company compared to the companies with which it competes.

  However, customers know Antenna Products Corporation, know its personnel and can rely on its ability to build antennas, towers, or masts, etc. according to specifications. Antenna Products Corporation, competes on the basis of its reputation and history of building quality products at reasonable prices.

  As discussed above, Antenna Products Corporation is primarily a build-to-order company and most manufacturing requirements are established on a contract basis. For this reason, the majority of the inventory is work in process. Approximately 25% of total inventory, $739,735 is currently maintained in stock for delivery to customers. Some raw materials are also inventoried to support customer delivery schedules. Antenna Products Corporation performs work for the United States Government primarily under fixed-price prime contracts and subcontracts.

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

  Antenna Products Corporation does not depend on any license, patent or trademark, other than its good name, to secure business. While Antenna Products Corporation does hold certain patents, they are not material to its business and the loss of any patent would not adversely affect operations.

  While Antenna Products Corporation complies with all environmental laws, the costs and effects of compliance are not material to its operations.

  Antenna Products Corporation plans to reinvest approximately 10%-15% of annual sales in research and development projects and bid and proposal activities. The mix of expenditures between the two areas in any given year is a function of the demand for new independently developed innovative systems and the level of requirements solicited. In 2010, Antenna Products Corporation continues development on a new mesh radio wireless networking product line. This product line includes military, emergency first responder and commercial mesh radio systems that utilize proprietary embedded intelligent routing software and multiple frequency architecture to create dynamic wireless mesh networking systems that transmit and share data, voice and video applications. This development program resulted in a total investment in independent research and development (R&D) and bid and proposal activities (B&P) of 16% of sales in the second quarter of 2010. The level of expenditures for R&D and B&P as a ratio to sales was 10.5% of sales for the same period in 2009.

  Tumche Corp.

  Tumche Corp. is a wholly owned subsidiary of PHAZAR CORP. It has no sales or operations.

  Phazar Antenna Corp.

  Phazar Antenna Corp. is a wholly owned Subsidiary of PHAZAR CORP. It was formed as a Delaware Corporation and activated on June 1, 2000. Phazar Antenna Corp. operates as a marketing, research and development unit.

  Phazar Antenna Corp. provides a line of commercial wireless fixed and mobile antennas for ISM (instrument scientific medical), ITS (intelligent transportation systems), wireless Internet, wireless LAN, wireless local loop, fixed GPS, MMDS (fixed wireless) and other WiMAX market applications. Phazar Antenna Corp. also supplies a broad range of multiple band antennas for the telecommunication market for DAS (Distributed Antenna Systems). The DAS antennas for Cellular/SMR, AWS and PCS frequencies are installed on utility poles, street lights, rooftops and lamp posts in urban and remote areas to increase wireless carrier services. These product lines compliment Antenna Products Corporation's existing product lines of cellular, PCS, paging, ISM and AMR (automatic meter reading), omni-directional and sector wireless antennas. Phazar Antenna Corp. sales for the six months ended November 30, 2009, amounted to approximately 13% of total sales. We expect that for fiscal year ended May 31, 2010; this percentage will increase as new products are continually being added to the commercial wireless product lines. The Phazar Antenna Corp. commercial wireless product lines are manufactured at Antenna Products Corporation's plant in Mineral Wells, Texas.

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

  Backlog

  The Company's backlog of orders on November 30, 2009, totaled $2,132,708 compared to $2,105,336 at November 30, 2008, an increase of 1.3%. Backlog at May 31, 2009 year-end was $1,741,746. Incoming orders for the current six month period totaled $4,241,091 versus $3,769,949 for the comparable period last year. The Company's book to ship ratio was 110% for the six month period ended November 30, 2009 compared to 91% for the comparable six month period last year.

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The  accompanying   unaudited  consolidated  financial  statements  have  been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of November 30, 2009, the results of operations for the three and six months ended November 30, 2009 and November 30, 2008, and the cash flows for the six months ended November 30, 2009 and November 30, 2008. These results have been determined on the basis of United States generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's audited financial statements for its fiscal year ended May 31, 2009.

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

  Foreign Sales

  Antenna Products Corporation's sales in international markets are primarily to foreign governments or prime contractors to foreign governments and, as such, represent a small percentage of the overall Company annual volume. Phazar Antenna Corp. has sales in international markets to commercial customers. The level of profits from the commitment of assets to this portion of the business is no greater or no less than that of other market segments. International sales were 7% and 13% of total sales, for the second quarter of fiscal year 2010 and 2009, respectively. Foreign countries with sales greater than 5% of total sales for the three and six months ended November 30, 2009 and 2008 are as follows:

                           For the Three Months Ended  For the Six Months Ended
                                    November 30,              November 30,
                           ------------- ------------ ------------ -------------
                                2009         2008         2009         2008

      Canada                     2%           2%           8%           7%
      United Kingdom             2%          11%           1%           6%

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

  Impairment of Long-Lived Assets and Identifiable Intangible Assets

  The carrying value of long-lived assets, including identifiable intangible assets, to be held and used for potential impairment, are periodically evaluated. The carrying value of long-lived assets to be held and used is considered impaired when the carrying value is not recoverable through undiscounted future cash flows and the fair value of the asset is less than its carrying value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved.

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

  Income Taxes

  The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, all expected future events other than enactments of changes in the tax law or rates are considered. The current and deferred tax provision is allocated among the members of the consolidated group on the separate income tax return basis.

  Research and Development Costs

  Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the quarters ended November 30, 2009, and 2008, were $317,545 and $224,028, respectively.

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

  Stock-based Employee Compensation

  Effective June 1, 2006, the Company adopted the prospective transition method. which requires all share based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the time of the grant.

  The company uses the Black-Scholes option pricing model to determine the fair value of stock options granted to employees. Stock based compensation recognized in the six month period ended November 30 2009 and 2008 was $149,626 and $177,158, respectively. The income tax benefit related to stock-based compensation expense was $50,873 and $60,234 for the six month period ended November 30, 2009 and 2008 respectively.

  Shares, Per Share Data, Earnings Per Share, and Stock Split, and Common Stock Par Value

  Earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Weighted average shares outstanding were 2,298,207 and 2,364,009 for the six month period ended November 30, 2009, and 2008, respectively.

  Dilutive effect of stock options outstanding for the six month period ended November 30, 2009 and 2008 are computed as follows:
                                                        2010          2009
                                                   ------------- --------------
    Numerator:
       Net income (loss)                           $   (208,021) $     (58,911)
                                                   ------------  -------------
       Numerator for basic and diluted earnings
       per share                                   $   (208,021)       (58,911)
                                                   ------------  -------------
    Denominator:
       Weighted-average shares outstanding-basic      2,298,207      2,364,009
       Effect of dilutive securities:
              Stock options                                   -              -
                                                   ------------  -------------
    Denominator for diluted earnings per share-
    Weighted-average shares                           2,298,207      2,364,009
                                                   ------------  -------------
       Basic earnings per share                    $      (0.09) $       (0.03)
                                                   ============  =============
       Diluted earnings per share                  $      (0.09) $       (0.03)
                                                   ============  =============
  Deferred Revenue

  Payments which are received in advance of the completion of the related phase of a contract are recorded as deferred revenue when received. Revenue is recognized when earned based on cost incurred to date plus estimated profit margin in relation to the total estimated cost plus profit margin on the entire project. Estimated losses will be recognized in their entirety when they become apparent. Deferred revenue recorded at each of the quarters ended November 30, 2009 and 2008, is $102,350 and $16,884, respectively.

  Shipping and Handling Costs

  The Company includes all shipping and handling costs together with cost of sales on the accompanying statements of operations.

  New Accounting Pronouncements

  In December, 2007, the Financial Accounting Standards Board ("FASB") issued new rules that significantly change the accounting for and reporting of Business Combinations. The revised statement improves on the information provided by a reporting entity about a business combination and its effects. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently unable to predict the potential impact, if any, of the adoption of this new rule on future acquisitions.

  In May, 2009, the FASB issued a new accounting standard that requires the disclosure of the date through which an entity has evaluated Subsequent Events. The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. An entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.

  In June, 2009, the FASB issued a new accounting standard regarding the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification will become the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement will not have an impact on the Company's consolidated financial statements.

NOTE 3   INVENTORIES

  The major components of inventories are as follows:
                                                   November 30,    May 31,
                                                      2009           2009
                                                  ------------- -------------
     Raw materials                                $    908,087  $    935,803
     Work in process                                 1,270,826       985,983
     Finished goods                                    739,375       610,030
                                                  ------------  ------------
     Total inventories                            $  2,918,288  $  2,531,816
                                                  ============  ============

  Certain allocable overhead costs such as depreciation, insurance, property taxes and utilities are included in inventory based upon percentages developed by the Company. The aggregate amount of these costs included in inventory as of November 30, 2009 and May 31, 2009, were $972,035 and $856,854, respectively.

  The following is a summary of the Company's property and equipment at November 30, and May 31, 2009:

                                    Estimated    November 30,    May 31,
                                    Useful Life      2009         2009
                                    -----------  ------------ ------------
  Land                                           $   375,136  $   375,136
  Buildings and improvements        15-30 years    1,873,217    1,873,217
  Machinery and equipment              10 years    3,558,602    3,559,096
  Automobiles and equipment            10 years      107,540      147,220
  Office furniture and fixtures        10 years      435,210      435,210
                                                 -----------  -----------
                                                 $ 6,349,706  $ 6,389,879
  Less accumulated depreciation                  $(5,245,654) $(5,249,738)
                                                 -----------  -----------
  Net property and equipment                     $ 1,104,052  $ 1,140,141
                                                 ===========  ===========

  Included in property and equipment at November 30,
  2009, and May 31, 2009 are the following;
  Noncompete agreements (Phazar Antenna Corp.)          $   60,000  $   60,000
  Patents, copyrights and other
  intellectual property (Phazar Antenna Corp.)             389,593     389,593
                                                        ----------  ----------
                                                           449,593     449,593
  Accumulated amortization                                (449,593)   (449,593)
                                                        ----------  ----------
                                                        $        -  $        -
                                                        ==========  ==========

  Patents, copyrights and other intellectual property were being amortized on the straight-line basis over a weighted average five-year period. Non-compete agreements were being amortized on the straight-line basis over weighted average three and one third year contractual basis.

NOTE 5   NOTES PAYABLE

  At November 30, 2009 and May 31, 2009 there are no outstanding notes payable or current debts. On October 2, 2009, Antenna Products Corporation completed the renewal of its $2,000,000 revolving note facility with a bank collateralized by the subsidiary's inventory and accounts with PHAZAR CORP, the parent company, signing as the guarantor. The amount available under the revolving note facility at November 30, 2009 and May 31, 2009 was $2,000,000.

  Interest is payable monthly at the prime rate (3.25% at November 30, 2009 and May 31, 2009) until October 28, 2010, when any unpaid principal and interest shall be due under the agreement, the Company must maintain a quick ratio in excess of 4.0 to 1.0, a minimum working capital of $4,000,000, tangible net worth of $5,000,000 and debt service ratio of 1.25 to 1.0 and a ratio of debt to worth in excess of .5:1.

NOTE 6   LONG TERM DEBT

  At November 30, 2009 and May 31, 2009, PHAZAR CORP had no long-term debt.

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

  The Company sells many of its products to the United States Government, both military and civil agencies, and prime contractors. Although the Company might be directly affected by the well being of the defense industry, management does not believe significant credit risk exists at November 30, 2009.

  Ongoing credit evaluations of customer's financial condition are performed and, generally, no collateral is required. The Company maintains reserves for potential credit losses and such losses have not exceeded management's expectations.

  Fair Value of Financial Instruments

  The following disclosure of the estimated fair value of financial instruments is made in accordance with the fair value accounting standards. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies.

  The fair value of financial instruments classified as current assets or liabilities including cash and cash equivalents, receivables and accounts payable approximate carrying value due to the short-term maturity of the instruments.

  Legal Proceedings

  On August 15, 2008, Janet McCollum, as personal representative of the Estate of Richard Alan Catoe, deceased, filed a wrongful death complaint against the University of West Florida, Diamond Enterprise, Inc., North Safety Products, L.L.C. a/k/a North Safety Products, Inc. and Antenna Products Corporation (the"Lawsuit") in Circuit Court in Escambia County, Florida, Antenna Products Corporation is PHAZAR CORP's wholly owned and principal operating subsidiary.

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

NOTE 8   STOCK OPTIONS

  In 2006, the Board approved options to purchase 50,000 shares of common stock at $9.22 per share to an employee of the Company. The options are exercisable pro-rata over a five year period. No options have been exercised. The options expire on May 30, 2018, or the earlier of the employee's last day of employment.

  In 2008, the Board approved options to purchase 30,000 shares of common stock at $5.70 per share to an employee of the Company. The options are exercisable at a rate of 6,000 shares per year over a five year period. No options have been exercised. The options expire on March 23, 2018, or the earlier of the employee's last day of employment.

  On August 12, 2008, the Board of Directors approved options to purchase 36,400 shares of common stock at $5.06 per share to certain employees of the Company (10,000 options forfeited as of November 30, 2009). The options were broken out into two groups, the first consisted of 16,400 options were granted fully vested and the second group of 20,000 options are exercisable pro-rata over a three year period. The options expire on August 12, 2018, or the earlier of the employee's last day of employment.

  On September 10, 2009, the Board of Directors amended Garland P. Asher's employment agreement. Under the terms of his agreement, effective September 1, 2009, out of the original grant of 160,000 options, 30,000 of the stock options are to be 100% vested as of the date of the Board approval. The remaining 130,000 options shall vest and become exercisable contingent upon the Company achieving certain revised sales and pretax income levels over a five year period.

  A summary of the status of the Company's outstanding stock options issued under separate employment agreements as of November 30, 2009 and changes for the quarter then ended are as follows:

                                                         Outstanding Options
                                                        ----------------------
                                                                    Weighted
                                                                    Average
                                                           Number   Exercise
                                                        of Options  Price
                                                        ----------  ----------
    Outstanding at May 31, 2009                           266,400        4.99

           Granted                                              -           -
           Exercised                                            -           -
           Forfeited                                            -           -
                                                        ---------   ---------
    Outstanding at November 30, 2009                      266,400        4.99

                                                                   November 30,
                                                                       2009
                                                                   ------------
    Number of options vested                                            82,400
    Weighted average remaining contract life - years                      7.95

    Number of options exercisable at November 30, 2009                  82,400

  In October 2006, a majority of the PHAZAR CORP shareholders approved the 2006 Incentive Stock Option Plan (the "Plan"). Options for 250,000 shares of common stock are authorized under this plan. Options granted may be either Incentive Stock Options or Non-Statutory Stock Options, at the discretion of the Board. There have been 216,400 options granted under this plan as of November 30, 2009.

  In October, 2009, a majority of the PHAZAR CORP shareholders approved the 2009 Equity Incentive Plan ("Plan-09"). Options for 250,000 shares of the common stock are authorized under this plan. Options granted may be either Incentive Stock Options or Non-Statutory Stock Options, at the discretion of the Board. There have been no options granted under this plan as of November 30, 2009.

  The following table details stock-based compensation expense included in the statement of operations for the quarters ended November 30, 2009 and 2008.

                                  For the Three Months      For the Six Months
                                          Ended                   Ended
                                       November 30,            November 30,
                                ------------ ----------- ----------- -----------
                                     2009        2008        2009        2008
   Selling, general and
      administrative expense    $   115,636  $   38,092  $  149,626  $  177,158
   FIT benefit                      (39,317)    (12,952)    (50,873)    (60,234)
                                -----------  ----------  ----------  ----------
     Impact on net loss         $    76,319  $   25,140  $   98,753  $  116,924
                                ===========  ==========  ==========  ==========

     Impact on net loss per share -
        Basic and diluted EPS   $      0.03  $     0.01  $     0.04  $     0.05

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

                         Three Month Period Ending     Six Month Period Ending
                                November 30,                 November 30,
                        --------------------------- ----------------------------
                              2009        2008           2009          2008
Net Sales               $2,034,912    $2,127,167    $3,931,764      $4,136,879

Gross profit margin
   percent                     52%           27%           48%             32%
Operating profit (loss) $ (143,589)   $ (261,840)   $ (373,035)     $ (282,002)

                         Three Month Period Ending     Six Month Period Ending
                                November 30,                 November 30,
                        --------------------------- ----------------------------
                              2009        2008           2009          2008

Net income (loss)       $ (100,073)     (152,703)   $ (208,021)        (58,911)
Net income (loss) per
   share                     (0.04)        (0.07)        (0.09)          (0.03)

Total assets            $8,282,175    $9,214,447    $8,282,175      $9,214,447

Long term debt                                 -                             -
Total liabilities       $  802,911    $1,011,769    $  802,911      $1,011,769

Capital expenditures             -    $  176,132    $   31,200      $  176,132
Dividends                        -             -             -               -


Results of Operations

Second Quarter Ended November 30, 2009 ("2010"), Compared to Second Quarter Ended November 30, 2008 ("2009")

PHAZAR CORP's consolidated sales from operations were $2,034,912 for the quarter ended November 30, 2009 compared to sales of $2,127,167 for the second quarter ended November 30, 2008. The Company's revenue fell $92,255, or 4%, a decline in sales of both military and commercial product lines ($154,597) offset by sales in the new mesh radio product line ($62,342).

Cost of sales and contracts for the operations were $969,946 for the quarter ended November 30, 2009 compared to $1,561,007 for the second quarter ended November 30, 2008, down $591,061, or 38%. The reduction in cost of goods sold is attributable to lower raw material costs and an improved product mix, resulting in a 25% increase in the gross profit margin for the second quarter of fiscal year 2010 at 52% compared to a depressed 27% for the same period in 2009.

Sales and administration expenses were higher in the second quarter of the fiscal year 2010, $891,010 versus $603,972 for the second quarter of fiscal year 2009. The $287,038, or 48% increase in sales and administration expense includes $126,300 increase of wages associated with newly hired employees servicing the mesh radio wireless networking product line.

Discretionary product development spending for the quarter ended November 30, 2009 was $317,545, or 16% of sales, compared to $224,028, or 11% of sales for the comparable period last year. The spending level is up $93,517 as the Company continues development on our mesh radio wireless networking products for commercial and military applications. During the quarter ended November 30, 2009, 9% of the Company's revenues were from the mesh radio product line.

Interest income for the three month period ended November 30, 2009 is $2,963 down from $30,140 for the same period in prior year, impacted by the Company no longer having investments in high yield auction-rate securities.

The Company recorded a net loss $100,073, or $0.04 per share for the three month period ended November 30, 2009 compared to a net loss of $152,703, or $0.07 per share for the comparable period in prior year.

Six Months Ended November 30, 2009 ("2010"), Compared to the Six Months Ended November 30, 2008 ("2009")

Consolidated sales from operations for PHAZAR CORP were $3,931,764 for the six months ended November 30, 2009 compared to $4,136,879 for the six months ended November 30, 2008. The Company's revenue fell by $205,115, or 5%, a decline in both military and commercial product lines ($507,431) offset by sales in the new mesh radio product line ($302,316).

Cost of sales and contracts for the operations were $2,025,064 for the six months ended November 30, 3009 compared to $2,814,741 for the comparable period in fiscal year 2009, down $789,677, or 28%. The reduction in costs sold is attributable to lower raw material costs and an improved product mix, resulting in a 16% increase in the gross profit margin for the six month period ended November 30, 2009, at 48% compared to 32% for the same period in prior year.

Sales and administration expenses were $364,942, or 30% higher in the six months ended November 30, 2009, $1,586,045 compared to $1,221,103 for the six month period ended November 30, 2008 and discretionary product development spending for the six month period ended November 30, 2009 was $693,690, or 18% of sales, compared to $383,037, or 15% of sales for the comparable period in prior year. The increase in both sales and administration expense and discretionary product development spending is attributable to further development and wage related expenses to newly hired employees servicing the new mesh wireless radio product line.

The Company recorded a net loss of $208,021, or $0.09 per share for the six month period ended November 30, 2009 compared to a net loss of $58,911, or $0.03 per share for the six month period ended November 30, 2008.

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

Liquidity and Capital Resources

Sources of Liquidity

Funds generated from operations are the major internal sources of liquidity and are supplemented by funds derived from capital markets, principally bank facilities. The Company's operating subsidiary has a $2,000,000 revolving note facility with a bank collateralized by the subsidiary's inventory and accounts with PHAZAR CORP, the parent company, signing as the guarantor. The amount available under the revolving note facility at November 30, 2009 was $2,000,000. At November 30, 2009, the Company had a tangible net worth of $7,479,264 and had working capital of $6,228,415. As of November 30, 2009, Antenna Products Corporation had drawn $0 of the $2,000,000 line of credit with $2,000,000 of the borrowing base available and unused. PHAZAR CORP believes that its cash and the credit available at November 30, 2009, is sufficient to fund the Company's operations for at least twelve months.

Interest is payable monthly at the prime rate (3.25% at November 30, 2009 and May 31, 2009) until October 28, 2010, when any unpaid principal and interest shall be due. Under the agreement, the Company must maintain a quick ratio in excess of 4.0 to 1.0, a minimum working capital of $4,000,000, a tangible net worth of $5,000,000 and a debt service ratio of 1.25 and a maximum debt worth no greater than .5:1.

Capital Requirements

Management of the operating subsidiaries evaluates the facilities and reviews equipment requirements for existing and projected contracts on a regular basis. An annual capital plan is generated by management and submitted to the Board of Directors for review and approval. In the first two quarter of fiscal year 2010, there were $31,200 in capital expenditures for new and replacement equipment compared to $176,132 of expenditures in the first two quarters of fiscal year 2009. The Company intends to limit the fiscal year 2010 capital program to less than $100,000 for improvements and new equipment.

At November 30, 2009, PHAZAR CORP had cash and cash equivalents of $2,897,084. There were $102,350 of deferred revenues at November 30, 2009.

Cash Flows

Operating Activities

Cash and cash equivalents of $2,897,084 at November 30, 2009 are down $423,563, or 12.7% on a balance of $3,320,647 as of May 31, 2009.

The negative $382,056 of cash flow from operations consists of a $386,472 increase in inventory, a $273,057 increase in accounts receivable, offset by a $242,707 decrease in income taxes receivable. The 5% increase in inventory levels for the six month period ended November 30, 2009 compared to fiscal year end May 31, 2009, represents a continued effort by management to take advantage of lower raw material costs and increase stock levels in certain finished goods products. The $273,057, or 41% increase in accounts receivable is simply a function of the timing of shipments where payments had not yet been received. The $242,707 decline in income taxes receivable is attributed to a refund received from the fiscal year 2009 federal tax return. Commenting on the quarter, Garland P. Asher, Chairman and CEO, said, "While sales revenue remains sluggish, quote activity has increased over first quarter levels, which hopefully portends an upturn in the future. More importantly, despite less than optimal sales levels we were able to accomplish two significant goals: we have recaptured gross margin such that when a sales upturn comes, it should be reflected in improved profitability and we have been able to maintain our R&D initiatives, slightly increase our backlog and further add to finished goods inventory, while still keeping a cash cushion of almost $3 million."

Investing Activities

Cash of $41,507 was used in investing activities during the six month period ended November 30, 2009, which consists of the $31,200 of capital expenditures and $10,307 for the purchase of treasury stock. Cash of $2,473,868 was provided from investing activities during the six month period ended November 30, 2008, which consists of $2,650,000 of redemption of marketable securities offset by $176,132 of capital expenditures.

Financing Activities

There were no financing activities requiring cash during the second quarter ending November 30, 2009 and 2008. At November 30, 2009 and 2008, PHAZAR CORP had no long-term debt outstanding.

Forward Looking Statement Disclaimer

This Form 10-Q  contains  forward-looking  information  within  the  meaning  of
Section 29A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performances and underlying assumption and other statements, which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties, which could cause actual results, or outcomes to differ materially from those expressed in the forward-looking statements. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result, or be achieved, or accomplished.

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

The Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's disclosure controls and procedures as of November 30, 2009. In making their assessment, the Company's Chief Executive Officer and Chief Financial Officer were guided by the releases issued by the SEC and to the extent applicable was based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of November 30, 2009. The Company has had no change during the quarter ending November 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


                                   PHAZAR CORP



Date:  January 12, 2010            /s/ Garland P. Asher
                                   ---------------------------------------------
                                   Garland P. Asher, Principal Executive Officer
                                   and Director

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

Exhibit 4.(ii) -  Loan Agreement between Antenna Products Corporation and Texas
                  Bank, dated September 30, 1991 incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000, filed on February 20, 2004

Exhibit 4.1(2) -  2009 Equity  Compensation  Plan dated April 22, 2009, incorporated by reference to Exhibit 10-1 of the Registrant's Form S-8, filed on April 27, 2009

Exhibit 10.b   -  Amended and restated agreement with Garland Asher dated
                  September 10, 2009 (attached)

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