Form 10-K/A
period 2009-05-31
PHAZAR CORP
filed 2010-03-05
CIK 724267

==============================================================================
                United States Securities and Exchange Commission
                              Washington D.C. 20549

                                   Form 10-K/A
    (Mark One)
      [  X  ]     ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act.)                           Yes [   ]   No [ X ]

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

Transitional Small Business Disclosure Format (check one):  Yes [   ]  No [ X ]

================================================================================
EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Company's Annual Report on Form 10-K for the year ended May 31, 2009, filed with the Securities and Exchange Commission ("SEC") on August 14, 2009 (the "Original Annual Report"). This amendment revises our financial statements and certifications in response to a comment letter from the SEC dated February 22, 2009.

Specifically, the financial statements have been amended in this Amended Form 10-K as follows:

     1) The disclosures relating to internal control over financial reporting has been amended to provide a statement that the Company assessed its internal control over financial reporting as effective as of May 31, 2009.


                                    PART III
Item 9A. Controls and Procedures

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

The Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's internal control over financial reporting as of May 31, 2009. In making their assessment, the Company's Chief Executive Officer and Chief Financial Officer were guided by the releases issued by the SEC and to the extent applicable was based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's internal control over financial reporting were effective as of May 31, 2009. The Company has had no change during the quarter ending May 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

DATE:  March 4, 2010
                                   PHAZAR CORP


                                   /s/ Garland P. Asher
                                   ------------------------------------------
                                   BY:  Garland P. Asher, Chairman, President
                                        and Chief Executive Officer


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                             Title                    Date


/s/ Gary W. Havener
-------------------------------     Director              March 4, 2010
Gary W. Havener

/s/ James Kenney
-------------------------------     Director              March 4, 2010
James Kenney

/s/ R. Allen Wahl
-------------------------------     Director              March 4, 2010
R. Allen Wahl

/s/ Dennis Maunder
-------------------------------     Director              March 4, 2010
Dennis Maunder

                                    Exhibits

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer