Form 10-K/A
period 2009-05-31
PHAZAR CORP
filed 2010-03-24
CIK 724267

================================================================================
                United States Securities and Exchange Commission
                              Washington D.C. 20549

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

Transitional Small Business Disclosure Format (check one):  Yes [   ]  No [ X ]


EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A amends the Company's Annual Report on Form 10-K for the year ended May 31, 2009, filed with the Securities and Exchange Commission ("SEC") on August 14, 2009 (the "Original Annual Report"). This amendment attaches the Exhibit 23.1 inadvertently omitted from our Form 10-K.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  March 23, 2010
                                                PHAZAR CORP


                                                /s/GARLAND P. ASHER
                                                ---------------------------
                                           BY:  Garland P. Asher, Chairman,
                                                President and
                                                Chief Executive Officer

                                    Exhibits


Exhibit 23.1 - Consent of Weaver and Tidwell, L.L.P.

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer