Form 10-Q
period 2010-02-28
PHAZAR CORP
filed 2010-04-13
CIK 724267

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                    Form 10-Q

(Mark One)
  [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended February 28, 2010
                                         -----------------
  [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
          For the transition period from                to
                                         --------------    ---------------

                         Commission file number 0-12866
                                                -------

                                   PHAZAR CORP
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                         75-1907070
--------------------------------                         -------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,376,728 as of February 28, 2010.

                          PHAZAR CORP AND SUBSIDIARIES
                               INDEX TO FORM 10-Q



                                                                        PAGE
PART I   FINANCIAL INFORMATION                                          NUMBER

 Item 1. Financial Statements for PHAZAR CORP and Subsidiaries

         Consolidated Balance Sheets -                                    3
         February 28, 2010 (unaudited) and May 31, 2009

         Consolidated Statements of Operations (unaudited) -              5
         Three and Nine Months Ended February 28, 2010 and
         February 28, 2009

         Consolidated Statements of Cash Flows (unaudited) -              6
         Nine Months Ended February 28, 2010 and February 28, 2009

         Notes to Unaudited Consolidated Financial Statements             7

 Item 2. Management's Discussion and Analysis of                          9
         Financial Condition and Results of Operations

 Item 4. Controls and Procedures                                         13

         Management's Evaluation of Internal Control over
         Financial Reporting                                             13

PART II  OTHER INFORMATION

 Item 1. Legal Proceedings                                               15

 Item 5. Other Information                                               15

 Item 6. Exhibits and Reports on Form 8-K                                15

         Signature                                                       15

         Certifications

Item 1.  Financial Statements

                          PHAZAR CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       FEBRUARY 28, 2010 AND MAY 31, 2009

                                                February 28, 2010 May 31, 2009
                                                     (Unaudited)
                                                    ------------- -------------
CURRENT ASSETS
 Cash and cash equivalents                          $  2,159,576  $  3,320,647
 Accounts receivable:
  Trade, net of allowance for doubtful
   accounts of $2,002 as of February
   28, 2010 and May 31, 2009                           1,152,345       663,499
 Inventories
  Raw materials                                        1,162,776       981,331
  Work in progress                                       901,832     1,126,006
  Finished goods                                         858,220       424,479
 Prepaid expenses and other current assets               156,759        76,261
 Income taxes receivable                                 127,281       343,145
 Deferred income taxes                                    76,903        74,853
                                                    ------------  ------------
 Total current assets                               $  6,595,692  $  7,010,221

 Property and equipment, net of accumulated
  depreciation of $5,731,273 and $5,714,585
  as of February 28, 2010 and May 31, 2009             1,173,194     1,140,141
 Long - term note receivable                             339,993             -
 Long - term deferred income tax                         156,780       116,995
                                                    ------------  ------------
TOTAL ASSETS                                        $  8,265,659  $  8,267,357
                                                    ============  ============























See accompanying Notes to the Unaudited Consolidated Financial Statements.

                          PHAZAR CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       FEBRUARY 28, 2010 AND MAY 31, 2009

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                February 28, 2010 May 31, 2009
                                                     (Unaudited)
                                                    ------------- -------------
CURRENT LIABILITIES
 Accounts payable                                   $    228,492  $    215,840
 Accrued expenses                                        554,806       486,666
 Deferred revenues                                       128,874        16,884
                                                    ------------  ------------
 Total current liabilities                               912,172       719,390

COMMITMENTS AND CONTINGENCIES                                  -             -

SHAREHOLDERS' EQUITY
Preferred Stock, $1 par, 2,000,000 shares authorized,
 none issued or outstanding, attributes to be
 determined when issued                                        -             -
Common stock, $0.01 par, 6,000,000 shares authorized
    2,376,728 and 2,371,728 issued and outstanding        23,768        23,718
Additional paid in capital                             4,158,849     3,974,476
Treasury stock, at cost, 74,691 and 71,341 shares at
 February 28, 2010 an February 28, 2009                 (215,918)     (205,611)
Retained earnings                                      3,386,788     3,755,384
                                                    ------------  ------------
Total shareholders' equity                             7,353,487     7,547,967

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $  8,265,659 $   8,267,357
                                                    ============ =============























See accompanying Notes to the Unaudited Consolidated Financial Statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2010 AND 2009

                                   (Unaudited)

                                                     Three Months Ended         Nine Months Ended
                                                  February 28, February 28,  February 28, February 28,
                                                      2010         2009          2010         2009
                                                  ------------ ------------  ------------ ------------
Sales and contract revenues                       $ 1,974,013  $ 1,512,889   $ 5,905,777  $ 5,649,768
Cost of sales and contracts                           974,726      955,875     2,999,790    3,770,616
                                                  -----------  -----------   -----------  -----------
  Gross Profit                                        999,287      557,014     2,905,987    1,879,152

Selling, general and administration expenses        1,042,921      594,931     2,628,966    1,816,034
Research and development costs                        197,798      345,363       891,488      728,400
                                                  -----------  -----------   -----------  -----------
Total selling, general and administration expenses  1,240,719      940,294     3,520,454    2.544,434

  Operating Loss                                     (241,432)    (383,280)     (614,467)    (665,282)

Other income
  Interest income (net of interest expense)            (2,332)      15,214         1,148      134,758
  Other income                                            467        4,239        54,839       41,073
                                                  -----------  -----------   -----------  -----------
Total other income                                     (1,865)      19,453        55,987      175,831
                                                  -----------  -----------   -----------  -----------
Loss from operations before income taxes             (243,297)    (363,827)     (558,480)    (489,451)

Income tax benefit                                    (82,721)    (122,788)     (189,883)    (189,501)
                                                  -----------  -----------   -----------  -----------
Net Loss                                          $  (160,576) $  (241,039)  $  (368,597) $  (299,950)
                                                  ===========                ===========
Basic loss per common share                       $     (0.07) $     (0.10)  $     (0.16) $     (0.13)
                                                  ===========  ===========   ===========  ===========
Diluted loss per common share                     $     (0.07) $     (0.10)  $     (0.16) $     (0.13)
                                                  ===========  ===========   ===========  ===========
Weighted Average of Common Shares Outstanding
      Basic                                         2,301,357    2,366,072     2,299,257    2,364,696
      Diluted                                       2,301,357    2,366,072     2,299,257    2,364,696






















See accompanying Notes to the Unaudited Consolidated Financial Statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED FEBRUARY 28, 2010 AND 2009
                                   (Unaudited)

                                                        Nine Months Ended
                                                     February 28,  February 28,
                                                         2010          2009
                                                    ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                            $   (368,597) $   (299,950)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation                                          103,314        83,567
   Stock based compensation                              184,423       213,881
   Deferred federal income tax                           (41,835)      (54,685)
 Changes in assets and liabilities:
   Accounts receivable, trade                           (488,846)      312,781
   Inventories                                          (391,012)     (725,491)
   Prepaid expenses and other current assets             (80,498)      (17,687)
   Income taxes receivable                               215,864      (157,851)
   Accounts payable                                       12,652       (46,248)
   Accrued expenses                                       68,140      (101,946)
   Deferred revenues                                     111,990      (315,654)
                                                    ------------  ------------
     Net cash used in operating activities              (674,405)   (1,109,283)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Redemption of marketable securities                           -     2,650,000
 Funding of note receivable                             (339,993)            -
 Purchase of property and equipment                     (136,366)     (207,394)
 Purchase of treasury stock                              (10,307)      (26,788)
                                                    ------------  ------------
     Net cash provided by (used in)
      investing activities                              (486,666)    2,415,818

Net increase(decrease) in cash and cash equivalents   (1,161,071)    1,306,535
CASH AND CASH EQUIVALENTS, beginning of period         3,320,647     2,446,563
                                                    ------------  ------------
CASH AND CASH EQUIVALENTS, end of period            $  2,159,576  $  3,753,098
                                                    ============  ============















See accompanying Notes to the Unaudited Consolidated Financial Statements.

                                     PART I
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of February 28, 2010, the results of operations for the three and nine months ended February 28, 2010 and February 28, 2009, and the cash flows for the nine months ended February 28, 2010 and February 28, 2009. These results have been determined on the basis of generally accepted accounting principles in the United States of America and have been applied consistently with those used in the preparation of the Company's audited financial statements for its fiscal year ended May 31, 2009. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended May 31, 2009.

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

Recently Adopted Accounting Guidance

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

NOTE 2   NET INCOME (LOSS) PER COMMON SHARE

Earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Weighted average shares outstanding were 2,299,257 and 2,364,696 for the nine month period ended February 28, 2010 and 2009, respectively.


                                                          Nine Months Ended
                                                       February 28,February 28,
                                                           2010       2009
                                                       ----------- -----------
   Numerator:
     Net loss                                          $ (299,950)    (368,597)
                                                       ----------  -----------
     Numerator for basic and diluted loss
     per share                                         $ (299,950)    (368,597)
                                                       ----------  -----------
   Denominator:
     Weighted-average shares outstanding-basic          2,299,257    2,364,696
     Effect of dilutive securities:
       Stock options                                            -            -
                                                       ----------  -----------
     Denominator for diluted loss per share-
     Weighted-average shares                            2,299,257    2,364,696
                                                       ----------  -----------
    Basic loss per share                               $     (.16) $      (.13)
                                                       ==========  ===========
    Diluted loss per share                             $     (.16) $      (.13)
                                                       ==========  ===========

NOTE 3   CONTINGENCIES

     Litigation

On August 15, 2008, Janet McCollum, as personal representative of the Estate of Richard Alan Catoe, deceased, filed a wrongful death complaint against the University of West Florida, Diamond Enterprise, Inc., North Safety Products, L.L.C. a/k/a North Safety Products, Inc. and Antenna Products Corporation (the"Lawsuit") in Circuit Court in Escambia County, Florida. Antenna Products Corporation is PHAZAR CORP's wholly owned and principal operating subsidiary.

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

Executive Level Overview

The following table presents selected data of PHAZAR CORP. This historical data should be read in conjunction with the consolidated financial statements and the related notes.

                             Three Month Period Ended  Nine Month Period Ended
                                    February 28,             February 28,
                             ------------------------ -------------------------
                                2010          2009       2010           2009

Net Sales                    $1,974,013  $1,512,889   $5,905,777    $5,649,768

Gross profit margin percent       50.6%       36.8%        49.2%         33.3%
Operating loss               $ (241,432) $ (383,280)  $ (614,467)   $ (665,282)


Net loss                     $ (160,576) $ (241,039)  $ (368,597)   $ (299,950)

Net loss per share           $    (0.07) $    (0.10)  $    (0.16)   $    (0.13)

Total assets                 $8,265,659  $8,267,357   $8,265,659    $8,267,357

Total liabilities            $  912,172  $  719,390   $  912,172    $  719,390

Capital expenditures         $  104,867  $   31,262   $  136,067    $  207,394

Results of Operations

Third Quarter Ended February 28, 2010 ("2010"), Compared to Third Quarter Ended February 28, 2009 ("2009")

PHAZAR CORP's consolidated sales from operations were $1,974,013 for the quarter ended February 28, 2010 compared to sales of $1,512,889 for the third quarter ended February 28, 2009. The Company's revenue increased $461,124, or 30%, representing a significant upturn in the commercial products segment of our business.

Cost of sales and contracts for the operations were $974,726 for the quarter ended February 28, 2010 compared to $955,875 for the third quarter ended February 28, 2009, up $18,851, or 2%. The reduction in cost of goods sold as a percent of sales is attributable to lower raw material costs, redirecting indirect labor to sales and administrative expense along with an improved product mix, resulting in a 14% increase in the gross profit margin for the third quarter of fiscal year 2010 at 51 % compared to 37% for the same period in 2009.

Sales and administration expenses were higher in the third quarter of the fiscal year 2010, $1,042,921 versus $594,931 for the third quarter of fiscal year 2009. The $447,990 or 75% increase in sales and administration expense includes wages associated with employees servicing the new mesh radio wireless networking product line and indirect labor costs. Discretionary product development spending for the quarter ended February 28, 2010 was $197,798, or 10% of sales, compared to $345,363, or 23% of sales for the comparable period last year. The spending level is down $147,565, or 43% however, the Company continues development on the mesh product line and new antenna designs for the commercial market.

The Company recorded a net loss of $160,576, or $0.07 per share for the three month period ended February 28, 2010 compared to a net loss of $241,039, or $.10 per share for the comparable period in the prior year.

Commenting on the quarter, Garland P. Asher, Chairman and CEO, said, "After showing substantial sales and incoming order improvement in December and January over the prior year, the sluggish tone returned in the month of February for both. Further, the sales and order picture was mixed. While we continued to see very solid gains in commercial lines, the traditional government based orders remain the weakest part of our business. On a more positive note the gross margin improvement achieved in the second fiscal quarter continued in the third, which has allowed us to continue our investment in research and development and our cash position remains strong at over two million dollars."

Nine Months Ended February 28, 2010 ("2010"), Compared to the Nine Months Ended February 28, 2009 ("2009")

Consolidated sales from operations for PHAZAR CORP were $5,905,777 for the nine months ended February 28, 2010 compared to $5,649,768 for the nine months ended February 28, 2009. The Company's revenue increased by $256,009, or 5%, while recognizing gains in both the commercial and mesh lines, the traditional government based orders remain the weakest part of our business.

Cost of sales and contracts for the operations were $2,999,790 for the nine months ended February 28, 2010 compared to $3,770,616 for the comparable period in fiscal year 2009, down $770,826, or 20%. The reduction in cost of goods sold is attributable to lower raw material costs, redirecting indirect labor to sales and administration expense and an improved product mix, resulting in a 16% increase in the gross profit margin for the nine month period ended February 28, 2010, at 49% compared to 33% for the same period in prior year.

Sales and administration expenses were up $812,932, or 45% in the nine months ended February 28, 2010, $2,628,966 compared to $1,816,034 for the nine month period ended February 28, 2009. The increase in sales and administration expense includes wages associated with employees servicing the new mesh radio wireless networking product line and redirected indirect labor costs.

Discretionary product development spending for the nine month period ended February 28, 2010 was $891,488, or 15% of sales, compared to $728,400, or 13% of sales for the comparable period in the prior year. Year over year, there is an increase of $163,088 in discretionary spending, as the Company continues development on the mesh product line and new antenna designs for the commercial market.

The Company recorded a net loss of $368,597, or $0.16 per share for the nine month period ended February 28, 2010 compared to a net loss of $299,950, or $0.13 per share for the nine month period ended February 28, 2009.

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

Liquidity and Capital Resources

Sources of Liquidity

Funds generated from operations are the major internal sources of liquidity and are supplemented by funds derived from capital markets, principally bank facilities. The Company's operating subsidiary has a $2,000,000 revolving note facility with a bank collateralized by the subsidiary's inventory and accounts with PHAZAR CORP, the parent company, signing as the guarantor. The facility is currently unused. PHAZAR CORP believes that its cash and the credit available at February 28, 2010, are sufficient to fund the Company's operations for at least the next twelve months.


Capital Requirements

Management of the operating subsidiaries evaluates the facilities and reviews equipment requirements for existing and projected contracts on a regular basis. An annual capital plan is generated by management and submitted to the Board of Directors for review and approval. In the first three quarters of fiscal year 2010, there were $136,067 in capital expenditures for new and replacement equipment compared to $207,394 of expenditures in the first three quarters of fiscal year 2009. The Company intends to limit the fiscal year 2010 capital program to less than $150,000 for improvements and new equipment.

At February 28, 2010, PHAZAR CORP had cash and cash equivalents of $2,159,576. There were $128,874 of deferred revenues at February 28, 2010.

Cash Flows

Operating Activities

Cash and cash equivalents of $2,159,576 at February 28, 2010 are down $1,161,071, or 35% on a balance of $3,320,647 as of May 31, 2009.

The negative $674,704 of cash flow from operations consists of a $391,012 increase in inventory and a $ 488,846 increase in accounts receivables. The 15% increase in inventory levels for the nine month period ended February 28, 2010 compared to fiscal year end May 31, 2009, represents a continued effort by management to take advantage of lower raw material costs and increase stock levels in certain finished goods products. The $488,846, or 74% increase in accounts receivable is attributable to a significant increase in revenues for the quarter year over year.

Investing Activities

Cash of $486,367 was used in investing activities during the nine month period ended February 28, 2010, which consists of $339,993 of funding for the purchase of a senior secured convertible note obligation with warrants involving a non-related party, a $136,067 of capital expenditures and $10,307 for the purchase of treasury stock. Cash of $2,415,818 was provided from investing activities during the nine month period ended February 28, 2009, which consists of $2,650,000 of redemption of marketable securities offset by $207,394 of capital expenditures and $26,788 for the purchase of treasury stock.

Financing Activities

There were no financing activities requiring cash during the third quarter ending February 28, 2010 and 2009. At February 28, 2010 and 2009, PHAZAR CORP had no long-term debt outstanding.

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

The Company has had no change during the quarter ending February 28, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's disclosure controls and procedures as of February 28, 2010. In making their assessment, the Company's Chief Executive Officer and Chief Financial Officer were guided by the releases issued by the SEC and to the extent applicable was based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of February 28, 2010.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

The information provided in Note 3 of the unaudited Consolidated Financial Statements is hereby incorporated into this Part II, Item I by reference

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

                  3. Exhibits.  See Index to  Exhibits  for  listing of exhibits which are filed herewith or incorporated by reference

(b)  Reports on Form 8-K.

                  1. Form 8-K filed on December 17, 2009

                  2. Form 8-K filed on March 31, 2010


                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PHAZAR CORP

                                   /s/GARLAND P. ASHER
Date:  April 14, 2010              --------------------------------------------
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

Exhibit 10.b -    Amended  and  restated  agreement  with  Garland  Asher  dated
                  September 10, 2009, incorporated by reference to the like numbered exhibit in the Registrant's Form 10-Q, ended November
                  30, 2009 and filed on January 14, 2010

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

Exhibit 23.1 -    Consent  of  Weaver  and  Tidwell,   L.L.P.   incorporated  by
                  reference  to the like  numbered  exhibit in the  Registrant's
                  Form 10-K/A for the fiscal year ended May 31, 2009, filed on March 24, 2010

Exhibit 31.1 -    Rule  13a-14(a)/15d-14(a)  Certification  of  Chief  Executive
                  Officer (attached)

Exhibit 31.2 -    Rule  13a-14(a)/15d-14(a)  Certification  of  Chief  Financial
                  Officer (attached)

Exhibit 32.1 -    Section 1350 Certification (attached)

Exhibit 99.1 -    Nominating  Committee Charter incorporated by reference to the like numbered exhibit in the Registrant's Form 8-K filed on November 7, 2005