Form 10-K
period 2010-05-31
PHAZAR CORP
filed 2010-08-20
CIK 724267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[×]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2010 or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number:  0-12866

PHAZAR CORP
(Exact name of registrant as specified in its charter)

Delaware	75-1907070

(State or other jurisdiction	(IRS Employer
of incorporation)	Identification Number)

101 S.E. 25th Avenue, Mineral Wells, Texas	76067

(Address of principal executive offices)	(Zip Code)
(940) 325-3301
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.001 par value	Over The Counter Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	[ ] Yes [×] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	[ ] Yes [×] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	[×] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).	[×] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.	[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

[ ]	Large accelerated filer	[ ]	Accelerated filer
[ ]	Non-accelerated filer	[×]	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	[ ] Yes [×] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,378,728 as of July 15, 2010.

Signatures
EX-23.1 Consents of experts and counsel
EX-31.1 EXHIBIT 31.1
EX-31.2 EXHIBIT 31.2
EX-32.1 EXHIBIT 32.1
EX-99.1 EXHIBIT 99.1(2)

PART 1

Item 1.  Description of Business.

General

PHAZAR CORP was incorporated in 1991 and operates as a holding company with Antenna Products Corporation, Tumche Corp., Phazar Antenna Corp. and Thirco, Inc. as its wholly owned subsidiaries.  Antenna Products Corporation and Phazar Antenna Corp. are operating subsidiaries with Thirco, Inc. serving as an equipment leasing company to PHAZAR CORP’s operating units.  Phazar Antenna Corp. is a separate legal entity that currently operates as a small division of Antenna Products Corporation.  Tumche Corp. has no sales or operations.   PHAZAR CORP has no other business activity.  The address for PHAZAR CORP and subsidiaries is 101 S.E. 25th Avenue, Mineral Wells, Texas 76067.  The telephone number is (940) 325-3301.

Product information is available on the Internet at: www.antennaproducts.com, www.truemeshnetworks.com and www.phazar.com.  The holding company’s web site is www.phazarcorp.com.

Antenna Products Corporation

Antenna Products Corporation was incorporated in Texas in 1984 to continue a business started in 1947 and operated as a closely held “C” corporation until January 24, 1992.  Thereafter, Antenna Products Corporation has operated, as a wholly owned subsidiary of PHAZAR CORP.

Antenna Products Corporation designs, manufactures and markets standard and custom antennas, wireless mesh network solutions, guyed and self supported towers, support structures, masts and communication accessories worldwide.  Customers include the United States Government, both military and civil agencies, United States Government prime contractors and commercial clients.  Examples of Antenna Products Corporation’s United States Government products include ground to air collinear antennas, instrument landing antennas and towers, fixed system multi-port antenna arrays, tactical quick erect antennas and masts, shipboard antenna tilting devices,  surveillance antennas, antenna rotators, positioners and controls, high power broadcast baluns and tactical military mesh radio wireless networking systems.  Examples of the Company’s commercial products include panel, sector, omnidirectional and distributed antenna system (DAS) antennas for the cellular and wireless markets, paging and yagi antennas, guyed towers and self supported towers, and commercial mesh radio systems.

The majority of Antenna Products Corporation’s revenues come from fixed-price contracts, secured through a bidding process, for particular, custom ordered antenna production systems that Antenna Products Corporation builds according to the specifications of the customer.  Except for inventory of standard products including small antennas, accessories and some towers in the amount of $833,286 at May 31, 2010, Antenna Products Corporation does not build and inventory equipment for future off the shelf sales.  The sales volume for a particular antenna or antenna system is, therefore, a function of the fixed price contracts for build to order antennas or systems awarded to Antenna Products Corporation.  However, a general product sales breakdown for the fiscal years ended May 31, 2010 and May 31, 2009, as a percentage of total sales are, as follows:

	For the fiscal year ended May 31,
Product Type	2010	2009

Spares, Accessories and Others	25%	26%

Instrument Landing System	20%	13%

Commercial Wireless	18%	13%

Antennas	10%	18%

Collinear Antennas	9%	14%

Mesh Network Radio	8%	0%

Towers and Masts	8%	12%

Shipboard Equipment	2%	4%
	100%	100%

Antenna Products Corporation’s customer base is primarily government and government prime contractor focused, but this is changing as Antenna Products Corporation continues to develop and market new commercial products.  Antenna Products Corporation’s market is international in scope.  Antenna Products Corporation currently focuses on developing domestic and international markets.  The specialized need of Antenna Products Corporation’s customers and the technology required to meet those needs change constantly.  Accordingly, Antenna Products Corporation stresses its engineering, installation, service and other support capabilities.  Antenna Products Corporation uses its own sales and engineering staff to service its principal markets.  Some of Antenna Products Corporation’s contracts are large relative to total annual sales volume and, therefore, the composition of the customer base is different year to year.  United States Government was the single largest customer and accounted for 26% and 13% of the direct sales volume at May 31, 2010 and 2009, respectively. However, government related business through prime contractors was down year over year. There are no other customers that represented 10% or more of the sales volume in either fiscal year 2010 or 2009.  Orders for equipment in some of these product categories are in backlog and, therefore, the United States Government is expected to be a major client again in 2010.

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

Antenna Products Corporation plans to reinvest approximately one million dollars in research and development projects, the costs of which are charged to selling, general and administration expense as incurred.  The mix of expenditures between the two areas in any given year is a function of the demand for new independently developed innovative systems and the level of requirements solicited.  In 2010, Antenna Products Corporation, continued development on our new mesh radio wireless networking product line.  This product line includes military and commercial mesh radio systems that utilize proprietary embedded intelligent routing software and multiple frequency architecture to create dynamic wireless mesh networking systems that transmit and share data, voice and video applications.  This development program resulted in a total investment in independent research and development (R&D) of 14% of sales in 2010.  The level of expenditures for R&D as a ratio to sales was 15% of sales in 2009. With the exception of Mesh development, as of May 31, 2010, Antenna Products Corporation does not consider patents to be material to its operations nor would the loss of any patents adversely affect operations

Phazar Antenna Corp.

Phazar Antenna Corp. supplies a broad range of multiple band antennas for the telecommunication market for DAS (Distributed Antenna Systems). The DAS antennas for Cellular/SMR, AWS and PCS frequencies are installed on utility poles, street lights, rooftops and lamp posts in urban and remote areas to increase wireless carrier services.  These product lines complement Antenna Products Corporation's existing product lines of cellular, PCS, paging, ISM and AMR (automatic meter reading), omni-directional and sector wireless antennas.  Phazar Antenna Corp. sales for the twelve months ended May 31, 2010, amounted to 18% of total sales.  We expect that for fiscal year ended May 31, 2011, this percentage will continue to increase as new products are added to the commercial wireless product lines.  The Phazar Antenna Corp. commercial wireless product lines are manufactured at Antenna Products Corporation’s plant in Mineral Wells, Texas.

Thirco, Inc.

Thirco, Inc. was formed on November 1, 1993 as a Delaware company to purchase and lease equipment and facilities to the other operating units of PHAZAR CORP.  The primary lease arrangements are with Antenna Products Corporation.  Thirco, Inc. will occasionally assist in servicing the banking needs of PHAZAR CORP’s operating units.  Since all activity is internal to PHAZAR CORP and its operating subsidiaries, financial data is consolidated with PHAZAR CORP.  Thirco, Inc. does not employ any full time employees and does not intend to employ any in the foreseeable future.  Thirco, Inc. does not intend to engage in any outside business transactions.

Backlog

The backlog of orders at Antenna Products Corporation and Phazar Antenna Corp. was $2,907,590 at year-end.  This compares to $1,741,746 in backlog at the end of fiscal year 2009.

Raw Material Source and Supply

PHAZAR CORP’s operating subsidiaries’ principal raw materials are steel, aluminum, other metal alloys, plastic and composite tubing, hardware, electrical wire, wire rope, electronic components and electro-mechanical components.  The materials are commonly available from numerous sources, including local distributors in quantities sufficient to meet the needs of the subsidiaries.  The availability and supply of raw materials is not considered to be a problem for PHAZAR CORP.

Employees

As of July 15, 2010, Antenna Products Corporation and Phazar Antenna Corp. combined, employed a total of eighty-two full time employees.  Of the eighty-two, fifteen are employed in administration and sales, nine in engineering and technical support and fifty-eight in manufacturing.  None of Antenna Products Corporation and Phazar Antenna Corp.'s employees are subject to collective bargaining agreements.

Thirco, Inc. does not employ any full time employees and does not intend to employ any in the foreseeable future.

Foreign Sales

See Note 2 of Notes to Consolidated Financial Statements.

Item 2.  Description of Property.

Antenna Products Corporation owns a ten-acre industrial site located along US Highway 180 in Mineral Wells, Texas.  The facility consists of a main building containing 66,000 square feet of manufacturing area and 10,000 square feet of administrative and engineering offices, a second building containing 20,000 square feet of manufacturing and shipping area; and a third building containing 15,000 square feet utilized for receiving and material control.  Three additional auxiliary buildings, which total in excess of 13,350 square feet, are utilized for chemical etching, painting and storage.  The facilities are in good condition and with the current complement of machinery and equipment are suitable and more than adequate to meet production requirements.  Dependent on the mix of product types in process in any given time period, the Company could potentially more than double output with current and planned plant, property and equipment.

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

Item 3.  Legal Proceedings.

See Note 10 of the Notes to Consolidated Financial Statements.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

The information in this item should be read in conjunction with the Management Discussion and Analysis of Financial Condition and Results of Operations in Item 7, and the consolidated financial statements and the related notes thereto in Item 8.

Market Information For The Common Stock

PHAZAR CORP’s common stock is traded on the NASDAQ Capital Market and is quoted under the symbol “ANTP”.

The table below presents the high and low prices for the last two fiscal years and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	BID
Quarter Ended	High	Low

August 2008	6.40	4.35
November 2008	4.68	1.96
February 2009	2.95	1.99
May 2009	3.86	1.90

August 2009	4.45	2.51
November 2009	4.48	2.88
February 2010	3.95	3.10
May 2010	4.40	2.88

Holders

At July 15, 2010, there were approximately 1,654 holders of record of common stock.

Dividends

PHAZAR CORP has never paid a regular cash dividend on common stock and has no plans to institute payment of regular dividends.

Recent Sales of Unregistered Securities

As partial consideration for attending the PHAZAR CORP Board of Directors’ meetings, Gary W. Havener, James Kenney, R. Allen Wahl, Garland P. Asher and Dennis Maunder each received 1,000 shares of PHAZAR CORP common stock.  Also, as partial consideration for attending the PHAZAR CORP Audit Committee meetings, James Kenney, R. Allen Wahl and Dennis Maunder each received an additional 500 shares of PHAZAR CORP common stock.  Gary W. Havener received an additional 200 shares of PHAZAR CORP common stock.

Item 7.  Management’s Discussion and Analysis or Plan of Operations

Results of Operations

Year ended May 31, 2010 (“2010”) compared with year ended May 31, 2009 (“2009”)

PHAZAR CORP recorded a net loss of $937,994 in 2010, compared to a net loss of $582,195 in 2009 attributed to an increase in selling, general and administration expense, a reduction in interest income offset by an increase in revenues with a stronger gross profit level.

PHAZAR CORP’s consolidated sales from operations were $7,638,611 in 2010, compared to consolidated sales from operations of $7,310,281 in 2009, an increase of $328,330, or 4.5%.  The increase in sales reflects growth in the commercial lines (29%) and initial sales from the mesh product line offset by a subdued governmental customer demand (-11%).

Orders increased by $2,184,050 from $6,662,609 in 2009 compared to $8,846,659 in 2010.  Backlog was up $1,165,844 from $1,741,746 at the end of 2009 compared to $2,907,590 as of May 31, 2010 primarily due to orders placed for ILS equipment and shipboard antennas.

Cost of sales and contracts and gross profit for fiscal year 2010, were $4,364,102 and $3,274,509.  For the same period in 2009, costs of sales and contracts and gross profit were $4,910,677 and $2,399,604, respectively.  The gross profit margin for the operations for fiscal year 2010 was 42.9% compared to 32.8% in 2009.  The 11.1% increase in gross profit margin is attributed to lower raw material costs, redirecting indirect labor to selling, general and administrative expense offset by an increase to the warranty reserve.

Sales and administration expenses were $3,683,471 in 2010, compared to $2,555,693 in 2009.  The $1,127,778 increase in sales and administration expense is due to compensation costs associated with newly hired employees for the new mesh radio product line, indirect labor costs redirected from cost of goods sold and an increase in stock based compensation.

Research and development costs were $1,093,462 in 2009 compared to $1,051,021 in 2010, less than a one percent move year over year.  Continued investment in new products has fueled growth in commercial wireless and mesh radio sales during fiscal year 2010.

Interest income is down $143,496 from $154,691 in 2009 compared to $11,195 in fiscal year 2010, as the Company no longer has tax-exempt investments in auction-rate securities with high yields.

The loss from operations before income taxes was a loss of $1,420,789 in 2010 compared to a loss of $1,052,784 in 2009.

Product Warranties

See Note 10 of the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

Sources of Liquidity

At May 31, 2009, the Company’s operating subsidiary had a $2,000,000 revolving note facility with a bank collateralized by the subsidiary’s inventory and accounts with PHAZAR CORP, the parent company, signing as the guarantor.   On May 31, 2010, PHAZAR CORP was in violation of one covenant on the unused credit line.  Since the line had not been used in at least three years and was not likely to be used in the immediate future, the Company elected to cancel the line of credit.

Based on current trends, funds from operations, recovery of a federal income tax net operating loss carryback and current cash balances PHAZAR CORP believes there are sufficient resources to run the Company’s operations for at least the next twelve months.

Capital Requirements

Management of the operating subsidiaries evaluates the facilities and review equipment requirements for existing and projected contracts on a regular basis.  An annual capital plan is generated by management, as needed and submitted to the Board of Directors for review and approval.  In fiscal year 2010 there were $172,248 in capital expenditures for new and replacement equipment.

At May 31, 2010, PHAZAR CORP had cash and cash equivalents of $2,030,774.  Deferred revenue at May 31, 2010, was $207,514.

Cash Flows

Operating Activities

The negative $820,982 of cash flow from operations consists of a $949,258 increase in inventory, a $937,994 net loss, offset by a $412,406 increase in accrued expenses and a $261,271 increase in accounts payable.  The $949,258, or 37% increase in inventory levels for fiscal year 2010 versus fiscal year 2009 represents a decision by management to take advantage of lower material costs and increase stock levels in certain finished goods products.  The net loss of $937,994 in fiscal year 2010 represents an increase in selling, general and administrative expenses, a decline in interest income offset by lower costs of goods sold along with an increase in revenues (discussed in the Results of Operations Section).  The $412,406 increase in accrued expenses is attributed to the timing of goods received for inventory at year end and without an invoice for processing into accounts payable, along with an increase in the warranty reserve.  Some slippage in payment terms has resulted in a $261,271 increase in accounts payable.

Investing Activities

Cash of $614,701 was used in  investing activities during the fiscal year ending May 31, 2010, which consists of the $432,146 funding of a note receivable (see Note 6 of the Notes to the Consolidated Financial Statements),  $172,248 was used to purchase property and equipment and $10,307 for the purchase of treasury stock.

Financing Activities

There were no financing activities requiring cash during the fiscal year ending May 31, 2010 and 2009.  However there were non cash federal income tax benefits related to the stock based compensation expensed during the years ended May 31, 2010 and 2009 in the amounts of $145,810 and $87,273, respectively.  At May 31, 2010 and 2009, PHAZAR CORP had no long-term debt outstanding.

Item 8.  Financial Statements.

PHAZAR CORP consolidated financial statements for the fiscal years ended May 31, 2010 and 2009.

C O N T E N T S

                                                                                                                                       Page

CONSOLIDATED FINANCIAL STATEMENTS

        Consolidated Balance Sheets………………………………………………………………………………..  9

        Consolidated Statements of Operations ……………………………………………………………………10

        Consolidated Statements of Cash Flows……………………………………………………………………11

        Consolidated Statements of Shareholders' Equity………………………………………………………….12

        Notes to Consolidated Financial Statements………………………………………………………………. 13

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders

PHAZAR CORP and Subsidiaries

We have audited the accompanying consolidated balance sheets of PHAZAR CORP and Subsidiaries as of May 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PHAZAR CORP and subsidiaries as of May 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ WEAVER AND TIDWELL, L.L.P.

WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas

August 19, 2010

PHAZAR CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MAY 31, 2010 AND 2009

ASSETS

2010

		2009
CURRENT ASSETS
Cash and cash equivalents	$ 2,030,774	$ 3,320,647
Accounts receivable:
Trade, net of allowance for doubtful accounts of $ 0
as of May 31, 2010 and $1,120 as of May 31, 2009	748,671	663,499
Inventories	3,481,074	2,531,816
Prepaid expenses and other assets	95,586	76,261
Income taxes receivable	316,374	343,145
Note receivable	432,146	-
Deferred income taxes	105,314	74,853
Total current assets	7,209,939	7,010,221

Property and equipment, net	1,170,090	1,140,141
		-
Long – term deferred income tax	232,188	116,995
TOTAL ASSETS	$ 8,612,217	$ 8,267,357
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$ 477,111	$ 215,840
Accrued liabilities	899,072	486,666
Deferred revenues	207,514	16,884
Total current liabilities	1,583,697	719,390

TOTAL LIABILITIES	1,583,697	719,390

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Preferred Stock, $1 par, 2,000,000 shares authorized, none issued or outstanding, attributes to be determined when issued
	-	-
Common stock, $0.01 par, 6,000,000 shares authorized
2,378,428 and 2,371,728 issued and outstanding	23,785	23,718
Additional paid in capital	4,403,261	3,974,476
Treasury stock , at cost, 74,691 shares in 2010	(215,918)	(205,611)
and 71,341 shares in 2009
Retained earnings	2,817,392	3,755,384
Total shareholders’ equity	7,028,520	7,547,967

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 8,612,217	$ 8,267,357

See accompanying Notes to the Consolidated Financial Statements

PHAZAR CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
YEARS ENDED MAY 31, 2010 AND 2009

	2010	2009

Sales and contract revenues	$7,638,611	$7,310,281
Cost of sales and contracts	4,364,102	4,910,677

Gross profit	3,274,509	2,399,604

Selling, general and administration expenses	3,683,471	2,555,693
Research and development costs	1,051,021	1,093,462
Total selling, general and administration expenses	4,734,492	3,649,155

Operating loss	(1,459,983)	(1,249,551)

Other income
Interest income	11,195	154,691
Other income	27,999	42,076
Total other income	39,194	196,767

Loss from operations before income taxes	(1,420,789)	(1,052,784)

Income tax benefit	(482,795)	(470,589)

Net loss	$(937,994)	$(582,195)

Basic loss per common share	$(0.41)	$(0.25)

Diluted loss per common share	$(0.41)	$(0.25)

Weighted Average Shares Outstanding
Basic	2,300,191	2,358,101
Diluted	2,300,191	2,358,101
See accompanying Notes to the Consolidated Financial Statements

PHAZAR CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED MAY 31, 2010 AND 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (937,994)	$ (582,195)
Adjustments to reconcile net loss to net cash used by Operating activities:
Depreciation	142,299	115,854

Stock based compensation	428,855	251,338
Tax benefit for employee stock options	(145,810)	(87,283)
Deferred federal income tax	(145,654)	(48,487)
Changes in operating assets and liabilities:
Accounts receivable	(85,172)	323,759
Inventories	(949,258)	(754,481)
Income taxes receivable	26,771	(173,548)
Prepaid expenses and other assets	(19,325)	(28,498)
Accounts payable	261,271	(82,352)
Accrued liabilities	412,406	23,987
Deferred revenues	190,630	(298,770)
Net cash used by operating activities	(820,982)	(1,340,678)

CASH FLOWS FROM INVESTING ACTIVITIES:
Funding of note receivable	(432,146)	-
Redemption of marketable securities	-	2,650,000
Purchase of property and equipment	(172,248)	(316,911)
Purchase of treasury stock	(10,307)	(205,611)
Net cash provided by (used in) investing activities	(614,701)	2,127,478

CASH FLOWS FROM FINANCING ACTIVITIES:
Federal income tax benefit-stock options expensed	145,810	87,283
Net cash provided by financing activities	145,810	87,283

Net increase (decrease) in cash and cash equivalents	(1,289,873)	874,084

CASH AND CASH EQUIVALENTS, beginning of year	3,320,647	2,446,563

CASH AND CASH EQUIVALENTS, end of year	$ 2,030,774	$ 3,320,647

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest expense	$ 6,666	$ 5,521
Income taxes	$ -	$ -

See accompanying Notes to the Consolidated Financial Statements

PHAZAR CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

YEARS ENDED MAY 31, 2010 AND 2009

	Common Stock Number of Shares Amount		Additional Paid in Capital	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Retained Earnings	Total
BALANCE, MAY 31, 2008	2,357,728	$ 23,578	$ 3,723,278	$ (200,086)	$ -	$ 4,337,579	$ 7,884,349

Stock issued to Directors	14,000	140	57,236	-	-	-	57,376

Stock based Compensation	-	-	193,962	-	-	-	193,962

Reverse temporary impairment on available for sale securities (net of tax)	-	-	-	200,086	-	-	200,086

Purchase of treasury stock	-	-	-	-	(205,611)	-	(205,611)

Net loss	-	-	-	-	-	(582,195)	(582,195)

BALANCE, MAY 31, 2009	2,371,728	$ 23,718	$ 3,974,474	$ -	$ (205,611)	$ 3,755,386	$ 7,547,967

Stock issued to Directors	6,700	67	23,159	-	-	-	23,226

Stock based compensation	-	-	405,628	-	-	-	405,628

Purchase of treasury stock	-	-	-	-	(10,307)	-	(10,307)

Net loss	-	-	-	-	-	(937,994)	(937,994)

BALANCE, MAY 31, 2010	2,378,428	$ 23,785	$ 4,403,261	$ -	$ (215,918)	$ 2,817,392	$ 7,028,520

See accompanying Notes to the Consolidated Financial Statements

PHAZAR CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BUSINESS AND NATURE OF OPERATION

PHAZAR CORP operates as a holding company with Antenna Products Corporation, Phazar Antenna Corp., Tumche Corp. and Thirco, Inc. as its wholly owned subsidiaries.  Antenna Products Corporation is an operating subsidiary that designs, manufactures and markets antenna systems, wireless mesh network solutions, towers, and communication accessories worldwide. The United States Government, military and civil agencies, and prime contractors represent Antenna Products Corporation’s principal customers. Phazar Antenna Corp. is a separate legal entity that currently operates as a small division of Antenna Products Corporation.  Thirco serves as an equipment leasing company to Antenna Products Corporation. The Company’s operations are performed in Texas for customers throughout the United States and international markets.

The only major customer with ten percent or more of revenues is the United States Government, who was the single largest customer and accounted for 26% and 13% of the sales volume at May 31, 2010 and 2009, respectively.

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

Foreign Sales

        Antenna Products Corporation’s sales in international markets are primarily to foreign governments or  prime contractors to foreign governments and, as such, represent a small percentage of the overall Company  annual volume.  Phazar Antenna Corp. has sales in international markets to commercial customers.  The level of profits from the commitment of assets to this portion of the business is no greater or no less than that of other market segments.  International sales for 2010 and 2009 were 10.6% and 13.6%, respectively, of total sales.   The only foreign country with sales greater than 5% of total sales for fiscal         years ending May 31, 2010 or 2009 was Canada at 5.0% and 5.6%, respectively.

Inventories

Inventories are valued at the lower of cost or market, with cost determined on the first-in, first-out basis.  Market is replacement cost or net realizable value.  Work in progress and finished goods include material, labor and overhead.

PHAZAR CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Property and Equipment

Property and equipment are recorded at cost and depreciated by the straight-line method over the expected useful lives of the assets.  The estimated useful lives are:  building and improvement – 15 to 30 years; machinery and equipment - 10 years; automobiles and equipment - 10 years; and office furniture and fixtures - 10 years.  Expenditures for normal maintenance and repairs are charged to expense, and significant improvements are capitalized.  The cost of assets sold or abandoned and the related accumulated depreciation are eliminated from the accounts and the net amount, less proceeds from disposal, is charged or credited to income.

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

 Income Taxes

The liability method is used to account for income taxes which utilizes the asset and liability method of computing deferred income taxes.  The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.  The current and deferred tax provision is allocated among the members of the consolidated group on the separate income tax return basis.

Research and Development Costs

Research and development costs are charged to operations when incurred and are included in operating expenses.  The amounts charged for the years ended May 31, 2010, and 2009, were $1,051,021 and $1,093,462, respectively.

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

Stock-based Employee Compensation

On June 1, 2006, the Company adopted the accounting standard which required companies to recognize in their statement of operations the cost of employee services received in exchange for awards of equity instruments.  The costs were based on their fair values at the time of the grant.  The company uses the

PHAZAR CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Black-Scholes Model option pricing model to determine the fair value of stock options granted to employees.  Stock based compensation recognized in fiscal years ended 2010 and 2009 were $428,855 and $251,338, respectively.

The income tax benefit related to stock-based compensation expense was $145,810 and $87,283 for the years ended May 31, 2010 and 2009, respectively.  In accordance with the accounting standard, the Company has presented excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the consolidated statement of cash flows.

Shares, Per Share Data, Earnings Per Share, and Stock Split, and Common Stock Par Value

Earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year.  Weighted average shares outstanding were 2,300,191 and 2,358,101 for the years ended May 31, 2010, and 2009, respectively.

Dilutive effect of stock options outstanding for the years ended May 31, 2010 and 2009, are computed as follows:

	2010	2009
Numerator:
Net loss	$ (937,994)	$ (582,195)
Numerator for basic and diluted earnings per share	$ (937,994)	$ (582,195)

Denominator:
Weighted-average shares outstanding-basic	2,300,191	2,358,101
Effect of dilutive securities:
Stock options	-	-

Denominator for diluted earnings per share- Weighted-average shares	2,300,191	2,358,101

Basic loss per share	$ (0.41)	$ (0.25)

Diluted loss per share	$ (0.41)	$ (0.25)

Deferred Revenue

        Payments which are received in advance of the completion of the related phase of a contract are recorded as deferred revenue when received.  Revenue is recognized when earned based on cost incurred to date plus estimated profit margin in relation to the total estimated cost plus profit margin on the entire project.  Estimated losses will be recognized in their entirety when they become apparent.  Deferred revenue recorded at each of the years ended May 31, 2010 and 2009 is $207,514 and $16,884, respectively.

Shipping and Handling Costs

        The Company includes all shipping and handling costs together with cost of sales on the accompanying statements of operations.

PHAZAR CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

New Accounting Pronouncements

        In May, 2009, the FASB issued a new accounting standard on Subsequent Events.  The objective of this  standard is to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued.  An entity should apply the requirements to  interim or annual financial periods ending after June 15, 2010.  The adoption of this statement did not have an impact on the Company’s consolidated financial statements.  Subsequent events through August 14,    2010 were evaluated for disclosure in these consolidated financial statements.

        In June, 2009, the FASB issued two new accounting standards, one on accounting for transfers of financial   assets and one that changes the way entities account for securitizations and special-purpose entities.  The effective date, for both, are balance sheets of financial institutions beginning in 2010.  The adoption of these standards did not have an impact on the Company’s consolidated financial statements

NOTE 3.   INVENTORIES

The major components of inventories are as follows:

	May 31,
	2010	2009

Raw materials	$ 1,458,932	$ 935,803
Work in process	1,188,855	985,983
Finished goods	833,286	610,030

Total inventories	$ 3,481,074	$ 2,531,816

Certain allocable overhead costs such as depreciation, insurance, property taxes and utilities are included in inventory based upon percentages developed by the Company.  The aggregate amount of these costs included in inventory as of May 31, 2010 and 2009, were $959,478 and $856,854, respectively.

All of the above stated inventories are that of the operating subsidiaries, Antenna Products Corporation and Phazar Antenna Corp.  No other subsidiaries carry inventory.

NOTE 4.   PROPERTY AND EQUIPMENT

The following is a summary of the Company’s property and equipment:

	Estimated	May 31,
	Useful Life	2010	2009

Land		$ 375,136	$ 375,136
Buildings and improvements	15-30 years	1,873,217	1,873,217
Machinery and equipment	10 years	3,629,011	3,559,096
Automobiles and equipment	10 years	107,541	147,220

Office furniture and fixtures	10 years	505,850	435,210
		6,490,755	6,389,879
Less accumulated depreciation		(5,320,665)	(5,249,738)
Net property and equipment		$ 1,170,090	$ 1,140,141

PHAZAR CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5.   INTANGIBLE ASSETS

	May 31,
	2010	2009
Included in intangible assets at May 31 are the following:
Noncompete agreements (Phazar Antenna Corp.)	$ 60,000	$ 60,000
Patents, copyrights and other
intellectual property (Phazar Antenna Corp.)	389,593	389,593
	449,593	449,593
Accumulated amortization	(449,593)	(449,593)
	$ -	$ -

Patents, copyrights and other intellectual property were being amortized on the straight-line basis over a weighted average five-year period.  Non-compete agreements were being amortized on the straight-line basis over weighted average three and one third year contractual basis.

NOTE 6.   NOTES RECEIVABLE

On December 8, 2009, the Company entered into a $500,000 Principal 8% Per Year Senior Secured  Convertible Note with Tracciare, Inc due in full on May 31, 2011.  In addition, the Company received a warrant to purchase up to eighty percent of Tracciare’s equity for a total price of $500,000.  At May 31, 2010 Tracciare, Inc. had drawn $432,146 of the $500,000 note, with $67,854 available for funding.

NOTE 7.   NOTES PAYABLE

At May 31, 2010, and 2009 there are no outstanding notes payable or current debt.

NOTE 8.   LONG-TERM DEBT

At May 31, 2010 and 2009, PHAZAR CORP had no long-term debt.

PHAZAR CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 9.   INCOME TAXES

Components of the provision for income taxes were as follows:

	May 31,
	2010	2009

Federal income taxes computed at statutory rate	$ (483,068)	$ (357,946)

Permanent differences
Tax exempt interest income	-	(36,099)
Other	2,621	2,621

Other reconciling items
Research and development credit refunds	-	(38,407)
Non-deductible expenses and other	(2,348)	(40,758)

Total	$ (482,795)	$ (470,589)

Current federal income taxes	(316,374)	(343,145)

Deferred federal income taxes	(145,859)	(48,279)

Other	(20,562)	(40,758)
Research and development credit refunds	-	(38,407)

Total tax benefit	$ (482,795)	$ (470,589)

PHAZAR CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 9.   INCOME TAXES – continued

The components of the deferred tax assets and liabilities are as follows:

	May 31,
	2010	2009
Deferred tax assets:
Accounts receivable, due to allowance for doubtful accounts	$ -	$ 381
Accrued expenses, due to warranty accrual	69,103	47,159
Accrued expenses, due to vacation and compensation accrual	36,211	44,310
Intangible assets, due to difference in amortization	52,872	60,462
Compensation, stock options vested	265,234	119,423
Investments, due to impairment for book purposes	-	-

Total deferred tax assets	$ 423,420	$ 271,735

Deferred tax liabilities:
Property and equipment, principally due to depreciation	$ (85,918)	$ (79,887)
Difference	-	-
Other, net
	$ (85,918)	$ (79,887)
Total deferred tax liabilities

Deferred income tax assets, net of deferred tax liabilities	$ 337,502	$ 191,848

The net deferred tax assets are classified on the balance sheet as follows:

Current deferred tax assets	$ 105,314	$ 74,853
Non-current deferred tax assets, net	232,188	116,995

Net deferred tax assets	$ 337,502	$ 191,848

There are no uncertain tax positions expected to be taken on the 2009 federal or state income tax returns to be filed, and no liability has been recorded for any prior years that are still subject to examination by federal or state taxing jurisdictions. Accordingly, no additional disclosures have been made on the current financial statements regarding FASB ASC 740-10.

As Company policy, accrued interest or penalties associated with unrecognized tax benefits will be recorded as income tax expense. Since there is no applicable liability under FASB ASC 740-10 for 2009, no interest or penalties are included in the Consolidated Statement of Operations.

The Company and its subsidiaries file a consolidated federal tax return. The 2006-2009 federal tax returns are currently open under the statute of limitations. State income tax returns are generally open for examination for a period of 3-5 years after the filing of the respective return. The Company and its subsidiaries have no federal or state returns currently under examination, appeals or litigation.

NOTE 10.   COMMITMENTS AND CONTINGENCIES

Concentration of Credit Risk

        The Company deposits its cash primarily in deposit accounts with major banks.  Certain cash deposits           may occasionally be in excess of federally insured limits.  The Company has not incurred losses related to its cash.

PHAZAR CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 10.   COMMITMENTS AND CONTINGENCIES – continued

The Company sells many of its products to the United States Government, both military and civil agencies and prime contractors.  Although the Company might be directly affected by the well being of the defense industry, management does not believe significant credit risk exists at May 31, 2010.

Ongoing credit evaluations of customer’s financial condition are performed and, generally, no collateral is required.  The Company maintains reserves for potential credit losses and such losses have not exceeded management’s expectations.

Legal Proceedings

On August 15, 2008, Janet McCollum, as personal representative of the Estate of Richard Alan Catoe, deceased, filed a wrongful death complaint against the University of West Florida,  Diamond Enterprise, Inc., North Safety Products, L.L.C. a/k/a North Safety Products, Inc. and Antenna Products Corporation (the ”Lawsuit”) in Circuit Court in Escambia County, Florida,.  Antenna Products Corporation is PHAZAR CORP's wholly owned and principal operating subsidiary.

Antenna Products Corporation denies any liability to plaintiff and anticipates being dismissed from the lawsuit.  However, if we were found to be responsible or liable, we would not expect such costs to be material to the Company.

On December 7, 2009, RM Aircraft Holdings, Inc., 307 RM Air, LLC, and Air4M, LLC filed a lawsuit in Tarrant County, Texas that named several parties including our Tumche Corp. subsidiary.  Tumche Corp was included in the lawsuit due to a mistake of parties.  Plaintiffs nonsuited Tumche Corp. on January 19, 2010 after they were provided information about the mistake of parties.

Product Warranties

        PHAZAR CORP’s management estimates accrued warranty expense based on warranty work received            but not performed and on analysis of historical trends including actual expense as a percent of sales.

        Changes in accrued warranty liability for the years ended May 31, are as follows:

	2010	2009
Beginning balance	$ 138,702	$ 122,376
Cost incurred for rework	(116,239)	(145,708)
Accrual for current year estimate	203,244	138,702
Change in accrued estimate	(22,463)	23,332

Ending balance	$ 203,244	$ 138,702

                The accrual for warranty reserve for 2010 was increased for a replacement of a specific production run of a     new antenna design that was found to have a manufacturing defect, which has since been rectified.

NOTE 11.   STOCK OPTIONS

In October 2006, a majority of the PHAZAR CORP shareholders approved the 2006 Incentive Stock Option Plan (the "Plan").  Options for 250,000 shares of common stock are authorized under this plan.  Options granted may be either Incentive Stock Options or Non-Statutory Stock Options, at the discretion of the Board. There have been 248,000 options granted (net of forfeitures) under this plan as of May 31, 2010.

The PHAZAR CORP 2009 Equity Incentive Plan was approved by a majority of the PHAZAR CORP   shareholders in October 2009.  Options for 273,600 shares of common stock are authorized under this plan.  Options granted under this plan may be either Incentive Stock Options or Non-Statutory Stock Options, at the discretion of the Board.  As of May 31, 2010, there have been 57,400 options granted under this plan and 216,200 options available under the plan.

PHAZAR CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 11.   STOCK OPTIONS – continued

On September 10, 2009, the Board of Directors amended Garland P. Asher’s employment agreement.  Under the terms of his agreement, effective September 1, 2009, out of the original grant of 160,000 options, 30,000 of the stock options are to be 100% fully vested as of the date of the Board approval.  The remaining 130,000 options shall vest and become exercisable contingent upon the Company achieving certain revised sales and pretax income levels over a five year period.

On April 21, 2010, the Board of Directors approved options to purchase 61,000 shares of common stock at $3.86 per share to certain employees of the Company.  The options were granted fully vested and expire on April 20, 2020, or the earlier of the employee’s last day of employment.

A summary of the status of the Company’s outstanding stock options issued under separate employment agreements as of May 31, 2010 and May 31, 2009 and changes for the years then ended are as follows:

	Outstanding Options
	Number of Options	Weighted Average Exercise Price

Outstanding at May 31, 2008	80,000	7.90
Granted	196,400	4.29
Exercised	-	-
Forfeited	(10,000)	5.06
Outstanding at May 31, 2009	266,400	5.34
Granted	91,000	3.62
Exercised	-	-
Forfeited	(2,000)	5.06

Outstanding at May 31, 2010	355,400	4.50

	May 31,
	2010	2009
Number of options vested	160,733	52,400
Weighted average remaining contract life – years	7.61	5.48

Number of options exercisable	160,733	52,400

The following table details stock-based compensation expense included in the statement of operations for the years ended May 31, 2010 and 2009.

	For the year ended May 31,
	2010	2009

Selling, general and administrative expense	$ 428,855	$ 251,338
FIT Provision	(145,810)	(87,283)
Impact on net income (loss)	$ 283,485	$ 164,055
Impact on net income per share - Basic and diluted EPS	$ 0.12	$ 0.07

NOTE 12.  SUBSEQUENT EVENTS

On July 21, 2010, the Board of Directors approved permanently changing the fiscal year end from a May 31 fiscal year end to a June 30 fiscal year end, ending June 30, 2011 and going forward, per the Form 8-K filed on July 22, 2010.

PART III

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Management’s Evaluation of Internal Control over Financial Reporting

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of our Company’s subsidiaries.

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of May 31, 2010. In making their assessment, the Company's Chief Executive Officer and Chief Financial Officer were guided by the releases issued by the SEC and to the extent applicable was based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2010.  The Company has had no change during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

Per the Form 8-K filed on July 22, 2010, effective July 21, 2010, Mr. Dennis Maunder resigned as a Director of PHAZAR CORP and all officer positions, the Board of Directors reduced the number of directors from five directors to four directors with a minimum of three independent directors as defined by NASDAQ rules and the Board of Directors approved permanently changing the fiscal year end from a May 31 fiscal year end to a June 30 fiscal year end, ending June 30, 2011 and going forward.

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item with regard to executive officers is as follows:

Name                                      Age                        Principal Occupation                                                           Since

Garland Asher                      65                            President, and Chief Executive Officer,

PHAZAR CORP; Past Director and Chairman

of Audit Committee, Universal Power Group,

Inc.; Past Member, City of Fort Worth Audit

Committee; Past President and COO, Integration

Concepts, Inc.                                                                      October 2007

Deborah A. Inzer                  59                            Vice President, Chief Financial Officer,

                                                                                PHAZAR CORP; Treasurer, Antenna Products

                                                                                Corp., Phazar Antenna Corp., Tumche Corp.,

                                                                                and Thirco, Inc.                                                                    March 2008

Mr. Asher has served as President and Chief Executive Officer since September, 2008.  Mr. Asher served as Director and Chairman of the Audit Committee of Universal Power Group, Inc., a power equipment and battery distributor from December, 2006 through August 2008.  Mr. Asher has served as a member of the City of Fort Worth Audit Committee from 2006 through 2008.  Mr. Asher served as President and COO of Integration Concepts, Inc., a healthcare software company, from September 1999 through June 2004.  Since then he has been involved in personal investment activities.

Ms. Inzer served as Controller of Shared Technologies, Inc., a telecommunications company from January, 2005 until March, 2008.  Ms. Inzer has served as Vice President, Accounting and Controller at Dave & Buster's in Dallas, Texas from 1999 to 2005 and Senior Vice President, Accounting at AmBrit Energy Corp in Dallas, Texas from 1989 to 1999.

Information regarding directors of the Company required by this Item is incorporated by reference to the section entitled “Election of Directors” set forth in the Proxy Statement for our 2010 Annual Meeting of Shareholders.

The information regarding compliance and the evaluation of late filings under  Section 16(a) of the Exchange Act required by this Item is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” set forth in the Proxy Statement for our 2010 Annual Meeting of Shareholders.

Information regarding our audit committee financial experts and code of ethics and business conduct required by this item is incorporated by reference to the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership” set for in the Proxy Statement for our 2010 Annual Meeting of Shareholders.

The Company has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers and employees.  The Code of Business Conduct and Ethics is on the Company’s website at www.phazarcorp.com under the caption “Corporate Governance”

Item 11.  Executive Compensation.

The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” and the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership – Fees Paid to Directors” set forth in our Proxy Statement for our 2010 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the section entitled “Executive Compensation” and the section entitle “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership – Security Ownership of Management” set forth in the Proxy Statement for our 2010 Annual Meeting of Shareholders.

The following table provides a summary of information as of May 31, 2010, relating to our equity compensation plans in which our Common Stock is authorized for issuance.

Equity Compensation Plan Information:
	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)

Equity Compensation Plans approved by shareholders (1)	248,000	4.17	2,000

Equity Compensation Plans approved by shareholders (2)	57,400	3.75	219,000

(1)     Consists of the 2006 Incentive Stock Option Plan

(2)     Consists of the 2009 Equity Incentive Plan adopted by the Board of Directors on April 8 ,2009

Item 13.  Certain Relationships and Related Transactions.

None

Item 14.  Principal Accountant Fees and Services

Information required by this Item is incorporated by reference to the section entitled “Audit Fees”, are set forth in our Proxy Statement for our 2010 Annual Meeting.

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

(b)           Reports on Form 8-K.

On July 10, 2009, the registrant filed a Form 8-K for the purpose of disclosing the FAA contract granted to Antenna Products Corporation, a wholly owned subsidiary of PHAZAR CORP

On July 22, 2010, the registrant filed a Form 8-K for the purpose of disclosing the departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  August 19, 2010

                                                                                                                PHAZAR CORP

                                                                                                                /s/ GARLAND P. ASHER

                                                                                                BY:          Garland P. Asher, President and

     Chief Executive Officer

                Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                                              Title                                                                       Date

/s/ GARY W. HAVENER

_______________________________        Director                                                                  August 19, 2010

Gary W. Havener

/s/ JAMES KENNEY

_______________________________        Director                                                                  August 19, 2010

James Kenney

/s/ R. ALLEN WAHL

______________________________          Director                                                                  August 19, 2010

R. Allen Wahl

EXHIBIT INDEX

Exhibit 3.(i) -          Registrant's Articles of Incorporation, as amended, incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000,

                                filed on February 20, 2004

Exhibit 3.(ii) -         Registrant’s By Laws, incorporated by reference to the like numbered exhibit in the

                                Registrant’s Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000,  filed on

                                February 20, 2004

Exhibit 4.1(1) -       2006 Incentive Stock Option Plan, incorporated by reference as Exhibit A to the Registrant’s Definitive Proxy Statement dated September 15, 2009 and filed on September 15, 2006.  Also incorporated by reference to the like numbered exhibit in the Registrant’s Form S-8 dated January 8, 2007 and filed on January 8, 2007

Exhibit 4.1(2) -       2009 Equity Compensation Plan dated April 22, 2009, incorporated by reference to the

                                Registrant’s Form S-8, filed on April 27, 2009

Exhibit 4.(ii) -         Loan agreement between Antenna Products Corporation and Texas Bank, dated September 30, 1991, incorporated by reference to the like numbered exhibit in the Registrant’s Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000, filed on February 20, 2004

Exhibit 10.b -         Agreement with Garland Asher dated January 24, 2009 incorporated by reference to the like-

                                numbered exhibit in the Registrant's Form 10-Q filed on January 14, 2009

Exhibit 14.1-           Code of Ethics and Business Conduct for the Senior Executive Officers and Senior Financial

                                Officers incorporated by reference to the like numbered exhibit in the Registrant’s annual report on form 10-KSB for the fiscal year ended May 31, 2004, filed on August 6, 2004

Exhibit 21. -            A list of all subsidiaries of the Registrant, incorporated by reference to the like numbered exhibit in the Registrant’s Annual Report on Form 10-KSB/A for the fiscal year ended

                                May 31, 2000 filed on February 20, 2004

Exhibit 23.1 -          Consent of Weaver & Tidwell, LLP

Exhibit 31.1 -           Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2 -          Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32.1 -          Section 1350 Certification

Exhibit 99.1 -          Nominating Committee Charter incorporated by reference to the like numbered exhibit in the Registrant’s Form 8-K filed on November 7, 2005

Exhibit 99.1(2) -     Revised Audit Committee Charter dated July 21, 2010