Form 10-Q
period 2010-09-30
PHAZAR CORP
filed 2010-11-12
CIK 724267

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                    Form 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 2010

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
     For the transition period from                to
                                    --------------    ---------------

                         Commission file number 0-12866
                                                -------

                                   PHAZAR CORP
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                     75-1907070
---------------------------------                   ---------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,380,328 as of October 12, 2010.

                          PHAZAR CORP AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

                                                                   PAGE
PART I   FINANCIAL INFORMATION                                     NUMBER

 Item 1. Financial Statements for PHAZAR CORP and Subsidiaries

         Consolidated Balance Sheets -
         September 30, 2010 (unaudited), June 30, 2010 (unaudited)
         and May 31, 2010 (audited)                                 3

         Consolidated Statements of Operations (unaudited) -
         Three Months Ended September 30, 2010 and 2009
         and one month ended June 30, 2010                          5

         Consolidated Statements of Cash Flows (unaudited) -
         Three Months Ended September 30, 2010 and 2009
         and one month ended June 30, 2010                          6

         Notes to Unaudited Consolidated Financial Statements       7

 Item 2. Management's Discussion and Analysis of                   10
         Financial Condition and Results of Operations

 Item 4. Controls and Procedures                                   13

         Management's Evaluation of Internal Control
         over Financial Reporting                                  13

PART II  OTHER INFORMATION

 Item 1. Legal Proceedings                                         14

 Item 5. Other Information                                         14

 Item 6. Exhibits and Reports on Form 8-K                          14

         Signature                                                 15

         Certifications

Item 1.  Financial Statements

                          PHAZAR CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               SEPTEMBER 30, 2010, JUNE 30, 2010 AND MAY 31, 2010

                                     ASSETS

                                         September 30,   June 30,     May 31,
                                              2010         2010        2010
                                          (Unaudited)  (Unaudited)   (Audited)
                                          ------------ ------------ ------------
CURRENT ASSETS
 Cash and cash equivalents                $ 1,288,555  $ 1,403,839  $ 2,030,774
 Account receivable:
  Trade,net of allowance for doubtful
  accounts of $0 as of September 30, 2010,  1,386,657    1,207,057      748,671
  June 30, 2010 and May 31, 2010
 Note receivable                              554,993      474,993      432,146
 Inventories                                3,534,248    3,431,719    3,481,074
 Prepaid expenses and other assets             89,835       75,543       95,586
 Income taxes receivable                      316,374      316,374      316,374
 Deferred income taxes                         96,171       96,171      105,314
                                          -----------  -----------  -----------
 Total current assets                       7,266,833    7,005,696    7,209,939

 Property and equipment, net                1,142,354    1,159,193    1,170,090

 Long - term deferred income tax              239,620      226,317      232,188
                                          -----------  -----------  -----------
 TOTAL ASSETS                             $ 8,648,807  $ 8,391,206  $ 8,612,217
                                          ===========  ===========  ===========
























   See accompanying Notes to the Unaudited Consolidated Financial Statements.

                          PHAZAR CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               SEPTEMBER 30, 2010, JUNE 30, 2010 AND MAY 31, 2010
                                  (Continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                         September 30,   June 30,     May 31,
                                              2010         2010        2010
                                          (Unaudited)  (Unaudited)   (Audited)
                                          ------------ ------------ ------------
CURRENT LIABILITIES
 Accounts payable                         $   519,259  $   797,069  $   477,111
 Accrued liabilities                          566,895      460,080      899,072
 Federal income tax liability                 142,594       29,605            -
 Deferred revenues                             59,664       28,704      207,514
                                          -----------  -----------  -----------
Total current liabilities                   1,288,412    1,315,458    1,583,697

TOTAL LIABILITIES                           1,288,412    1,315,458    1,583,697
                                          -----------  -----------  -----------
COMMITMENTS AND CONTINGENCIES                       -            -            -

SHAREHOLDERS' EQUITY
Preferred stock, $1 par, 2,000,000 shares
 authorized, non Issued or outstanding,
 attributes to be determined when issued            -            -            -

Common stock, $0.01 par, 6,000,000 shares
 authorized 2,379,528, 2,378,728 and
 2,378,428 issued and outstanding              23,796       23,788       23,785
Additional paid in capital                  4,445,987    4,414,053    4,403,261
Treasury stock, at cost, 74,691 shares
 for all periods                             (215,918)    (215,918)    (215,918)
Retained earnings                           3,106,530    2,853,825    2,817,392
                                          -----------  -----------  -----------
  Total shareholders equity                 7,360,395    7,075,748    7,028,520
                                          -----------  -----------  -----------
TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                   $ 8,648,807  $ 8,391,206  $ 8,612,217
                                          ===========  ===========  ===========















   See accompanying Notes to the Unaudited Consolidated Financial Statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
                        AND ONE MONTH ENDED JUNE 30, 2010



                                            Three Months Ended   One Month Ended
                                         September 30,September 30,  June 30,
                                              2010         2009        2010
                                          (Unaudited)  (Unaudited)  (Unaudited)
                                          ------------ ------------ ------------
Sales and contract revenues               $ 2,536,304  $ 1,864,411  $ 1,005,372
Cost of sales and contracts                 1,278,020    1,177,733      476,675
                                          -----------  -----------  -----------
  Gross Profit                              1,258,284      686,678      528,697

Selling, general and administration
   expenses                                   682,966      867,058      352,827
 Research and development costs               218,397      301,760       92,690
                                          -----------  -----------  -----------
Total selling, general and administration
   expenses                                   901,363    1,168,818      455,517

 Operating Income (loss)                      356,921     (482,140)      83,180

Other Income (expense)
 Interest income (expense                      13,289       35,243       (3,333)
 Other income                                  12,674        9,027        1,264
                                          -----------  -----------  -----------
Total Other Income (expense)                   25,963       44,270       (2,069)
                                          -----------  -----------  -----------
Income (loss) from operations before
   income taxes                               382,884     (437,870)      81,111

Income tax provision (benefit)                130,181     (152,264)      44,622
                                          -----------  -----------  -----------
 Net Income (Loss)                        $   252,703  $  (285,606) $    36,489
                                          ===========  ===========  ===========
Basic income (loss) per common share      $      0.11  $     (0.12) $      0.02
                                          ===========  ===========  ===========
Diluted income (loss) per common share    $      0.11  $     (0.12) $      0.02
                                          ===========  ===========  ===========
Weighted Average of Common Shares
   Outstanding
 Basic                                      2,304,659    2,297,730    2,303,807
 Diluted                                    2,304,659    2,297,730    2,303,807









   See accompanying Notes to the Unaudited Consolidated Financial Statements.

                          PHAZAR CORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
                        AND ONE MONTH ENDED JUNE 30, 2010

                                            Three Months Ended   One Month Ended
                                         September 30,September 30,  June 30,
                                              2010         2009        2010
                                          (Unaudited)  (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:     ------------ ------------ ------------
Net Income (Loss)                         $   252,703  $  (285,606) $    36,489
 Adjustments to reconcile net income
   (loss) to net
 Cash used by operating activities:
  Depreciation                                 32,842       33,693       10,897
  Stock based compensation                     31,947      111,674       10,739
  Tax benefit for employee stock options            -            -            -
  Deferred federal income tax                 (13,306)       7,233       15,014
 Changes in operating assets and liabilities:
  Accounts receivable                        (179,600)     255,083     (458,386)
  Inventories                                (102,529)     (80,570)      49,355
  Income taxes receivable                     (29,605)    (549,880)           -
  Prepaid expenses and other assets           (14,292)     (20,157)      20,043
  Accounts payable                           (277,810)      64,287      319,958
  Accrued liabilities                         106,815      (15,643)    (438,992)
  Federal income tax liability                142,594            -       29,605
  Deferred revenues                            30,960            -     (178,810)
                                          -----------  -----------  -----------
   Net cash used by operating activities      (19,281)    (479,886)    (584,088)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Funding of note receivable                   (80,000)           -      (42,847)
 Purchase of property and equipment           (16,003)      (7,712)           -
                                          -----------  -----------  -----------
   Net cash used in investing activities      (96,003)      (7,712)     (42,847)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Federal income tax benefit-stock options
     expenses                                       -            -            -
                                          -----------  -----------  -----------
   Net cash provided by financing activities        -            -            -

   Net decrease in cash and cash equivalents (115,284)    (487,598)    (626,935)

   CASH AND CASH EQUIVALENTS, beginning
      of period                             1,403,839    3,036,602    2,030,774
                                          -----------  -----------  -----------
   CASH AND CASH EQUIVALENTS, end
      of period                           $ 1,288,555  $ 2,549,004  $ 1,403,839
                                          ===========  ===========  ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFO:
Cash paid during the period for:

   Interest expense                       $         -  $         -  $         -
   Income taxes                           $    30,500  $         -  $         -

   See accompanying Notes to the Unaudited Consolidated Financial Statements.

                                     PART I
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2010 and June 30, 2010, the results of operations for the three months ended September 30, 2010 and September 30, 2009, and the one month ended June 30, 2010 and the cash flows for the three months ended September 30, 2010 and 2009 and the one month ended June 30, 2010. These results have been determined on the basis of generally accepted accounting principles in the United States of America and have been applied consistently with those used in the preparation of the Company's audited consolidated financial statements for its fiscal year ended May 31, 2010. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended May 31, 2010.

Change in Year End

On July 21, 2010, the Company's Board of Directors approved the change in its fiscal year from May 31 to June 30. As the transition period covers a period of one month, the Company was not required to file a transition report, but instead, was required to include information on the transition period from June 1, 2010 through and including June 30, 2010 in the quarterly report on Form 10-Q for the quarter ended September 30, 2010. These financial statements include the consolidated balance sheet of the Company as of June 30, 2010 and the consolidated statement of operations and cash flows for the one month period ended June 30, 2010. The Company chose to recast the three-month period ended September 30, 2009 for comparative purposes in filing the first quarter Form 10-Q of fiscal year 2011.

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

Revenue Recognition

Revenue from short-term contracts calling for delivery of products is recognized as the product is shipped. Revenue and costs under certain long-term fixed price contracts with the United States Government are recognized on the units of delivery method. This method recognizes as revenue the contract price of units of the product delivered during each period and the costs allocable to the delivered units as the cost of earned revenue. Costs allocable to undelivered units are reported in the balance sheet as inventory. Amounts in excess of agreed upon contract price for customer directed changes, constructive changes, customer delays or other causes of additional contract costs are recognized in

NOTE 1 BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

contract value if it is probable that a claim for such amounts will result in additional revenue and the amounts can be reasonably estimated. Revisions in cost and profit estimates are reflected in the period in which the facts requiring the revision become known and are estimable. Losses on contracts are recorded when identified.

NOTE  2  NET INCOME (LOSS) PER COMMON SHARE

Earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Weighted average shares outstanding were 2,304,659 and 2,297,730 for the three month period ended September 30, 2010 and 2009, respectively.

                                                       Three Months Ended
                                                   September 30,  September 30,
                                                       2010            2009
                                                   -------------  -------------
       Numerator:
         Net income (loss)                         $    252,703   $   (285,606)
                                                   ------------   ------------
         Numerator for basic and diluted
         income (loss) per share                   $    252,703   $   (285,606)
                                                   ------------   ------------
       Denominator:
         Weighted-average shares outstanding-basic    2,304,659      2,297,730
         Effect of dilutive securities:
            Stock options                                     -              -
                                                   ------------   ------------

         Denominator for diluted income (loss)
         per share-
         Weighted-average shares                      2,304,659      2,297,730
                                                   ------------   ------------
             Basic income (loss) per share         $       0.11   $      (0.12)
                                                   ============   ============
             Diluted income (loss) per share       $       0.11   $      (0.12)
                                                   ============   ============

NOTE 3   CONTINGENCIES

     Litigation

     On August 15, 2008, Janet McCollum, as personal representative of the Estate of Richard Alan Catoe, deceased, filed a wrongful death complaint against the University of West Florida, Diamond Enterprise, Inc., North Safety Products, L.L.C. a/k/a North Safety Products, Inc. and Antenna Products Corporation (the "Lawsuit") in Circuit Court in Escambia County, Florida. Antenna Products Corporation is PHAZAR CORP's wholly owned and principal operating subsidiary.

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

                          PHAZAR CORP AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that affected the Company's financial condition and operating results for the period included in the consolidated financial statements in Item 1.

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

Change in Fiscal Year End

On July 21, 2010, the Company's Board of Directors approved the change in its fiscal year from May 31 to June 30. As the transition period covers a period of one month, the Company was not required to file a transition report, but instead, was required to include information on the transition period from June 1, 2010 through and including June 30, 2010 in the quarterly report on Form 10-Q for the quarter ended September 30, 2010. These financial statements include the consolidated balance sheet of the Company as of June 30, 2010 and the consolidated statement of operations and cash flows for the one month period ended June 30, 2010. The Company chose to recast the three-month period ended September 30, 2009 for comparative purposes in filing the first quarter Form 10-Q of fiscal year 2011.

Executive Level Overview

The following table presents selected data of PHAZAR CORP. This historical data should be read in conjunction with the consolidated financial statements and the related notes.

                                           Three Month Period   One Month Period
                                                  Ended              Ended
                                              September 30,         June 30,
                                        ------------ ------------ -------------
                                            2010         2009         2010

Net Sales                               $ 2,536,304  $ 1,864,411  $  1,005,372

Gross profit margin percent                     50%          37%           53%

Net income (loss)                       $   252,703  $  (285,606) $     36,489

Net income (loss) per share             $      0.11  $     (0.12) $       0.02

Total assets                            $ 8,648,807  $ 8,274,225  $  8,391,206

Total liabilities                       $ 1,288,412  $   775,140  $  1,315,458

Capital expenditures                    $    16,003  $     7,712  $          -

Results of Operations

First Quarter Ended September 30, 2010 ("2010"), Compared to the First Quarter Ended September 30, 2009 ("2009")

PHAZAR CORP's consolidated sales from operations were $2,536,304 for the quarter ended September 30, 2010 compared to sales of $1,864,411 for the first quarter ended September 30, 2009. The Company's revenue increased $671,893, or 36%, representing a significant upturn in both the commercial products and traditional government segments of our business.

Cost of sales and contracts from operations were $1,278,020 for the quarter ended September 30, 2010 compared to $1,177,733 for the quarter ended September 30, 2009, up $100,287, or 8.5%. Gross profit margins for the quarter, at 50% continue to remain strong, up 13 percentage points from the 37% gross profit margin reported in the comparable period last year. Lower raw material costs, an improved product mix, and longer production runs were responsible for the improvement.

Sales and administration expenses were down 21% to $682,966 from $867,058 in the prior year, reflecting lower legal, professional and stock compensation expense in the current quarter ending September 30, 2010. Discretionary product development spending for the quarter ended September 30, 2010 was $218,397, or 9% of sales, compared to $301,760, or 16% of sales for the comparable period last year. The spending level is down $83,363, or 28% however, this is a timing issue, as the Company intends to maintain a vigorous research and development effort.

The Company recorded net income of $252,703, or $0.11 per share for the three month period ended September 30, 2010 compared to a net loss of $285,606, or $0.12 per share for the comparable period in the prior year.

One Month Ended June 30, 2010 ("2010"),

Consolidated sales from operations for PHAZAR CORP were $1,005,372 for the one month period ended June 30, 2010. Cost of sales and contracts for the operations were $476,675 with a gross profit margin of 53% for the one month period ended June 30, 2010.

Sales and administration expenses were $352,827 which include a lower level of burden absorbed compared to the first quarter of fiscal year 2011 along with an increase in professional charges for the fiscal year 2010 audit and costs related to changing the fiscal year end. There were $92,690 in discretionary product development costs netting an operating income of $83,180 for the one month period ended June 30, 2010.

The Company recorded net income of $36,489, or $0.02 per share for the one month period ended June 30, 2010.

Liquidity and Capital Resources

Sources of Liquidity

Based on current trends, funds from operations, recovery of the federal income tax net operating loss carryback and current cash balances PHAZAR CORP believes there are sufficient resources to run the Company's operations for at least the next twelve months.

Capital Requirements

Management of the operating subsidiaries evaluates the facilities and reviews equipment requirements for existing and projected contracts on a regular basis. An annual capital plan is generated by management and submitted to the Board of Directors for review and approval. In the first quarter of fiscal year 2011, there were $16,003 in capital expenditures for new and replacement equipment compared to $7,712 of expenditures in the first quarter of recast fiscal year 2010. There were no capital expenditures for the one month period ended June 30, 2010. The Company intends to limit the fiscal year 2011 capital program to less than $100,000 for improvements and new equipment.

At September 30, 2010, PHAZAR CORP had cash and cash equivalents of $1,288,555. There were $59,664 of deferred revenues at September 30, 2010.

Cash Flows

Operating Activities

Cash and cash equivalents of $1,288,555 at September 30, 2010 are down $115,284, or 8.2% on a balance of $1,403,839 as of June 30, 2010. The primary components comprising the negative $19,281 of cash flow from operations consists of a $277,810 decrease in accounts payable offset by the $252,703 net income. The decrease in accounts payable for the quarter was a timing issue regarding when goods were received versus paid.

Investing Activities

Cash of $96,003 was used in investing activities during the three month period ended September 30, 2010, which consists of $80,000 of funding for the purchase of a senior secured convertible note obligation with warrants involving a non-related party and $16,003 of capital expenditures. Cash of $7,712 was used in investing activities during the three month period ended September 30, 2009, which was used for capital expenditures.

Financing Activities

There were no financing activities during the quarters ended September 30, 2010 and 2009. At September 30, 2010 and 2009, PHAZAR CORP had no long-term debt outstanding.

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

The Company has had no change during the quarter ending September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's disclosure controls and procedures as of September 30, 2010. In making their assessment, the Company's Chief Executive Officer and Chief Financial Officer were guided by the releases issued by the SEC and to the extent applicable was based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2010.


                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

The information provided in Note 3 of the unaudited Consolidated Financial Statements is hereby incorporated into this Part II, Item I by reference.

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

                  3. Exhibits. See Index to Exhibits for listing of exhibits which are filed herewith or incorporated by reference

(b)  Reports on Form 8-K.

                  1. On July 22, 2010, the registrant filed a Form 8-K for the purpose of disclosing the departure of Directors or Principal Officers; Election of Directions; Appointment of Principal Officers; and the change in fiscal year-end from May 31 to June 30 starting in 2011.

                  2. On October12, 2010, the registrant filed a Form 8-K for the purpose of providing an Earnings Release for the quarter ended September 30, 2010

                  3. On October 18, 2010, the registrant filed a form 8-K for the purpose of providing the shareholder vote at the 2010 Annual Shareholder Meeting

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PHAZAR CORP

                                   /s/GARLAND P. ASHER
Date:  November 12, 2010           --------------------------------------------
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

Exhibit 99.1(2)- Audit Committee  Charter  incorporated by reference to the like numbered exhibit in the Registrant's Form 10-K for the year ending May 31, 2010 filed on August 19, 2010
                                       16