Form 10-Q
period 2010-12-31
PHAZAR CORP
filed 2011-02-09
CIK 724267

U.S. Securities and Exchange Commission
                              Washington D.C. 20549

                                    Form 10-Q

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 2010

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,381,728 as of February 4, 2011.

                          PHAZAR CORP AND SUBSIDIARIES
                               INDEX TO FORM 10-Q



                                                                        PAGE
PART I   FINANCIAL INFORMATION                                          NUMBER

 Item 1. Financial Statements for PHAZAR CORP and Subsidiaries

         Consolidated Balance Sheets -
         December 31, 2010 (unaudited), and May 31, 2010                  3

         Consolidated Statements of Operations (unaudited) -
         Three and Six Months Ended December 31, 2010 and 2009            4

         Consolidated Statements of Cash Flows (unaudited) -
         Six Months Ended December 31, 2010 and 2009                      5

         Notes to Unaudited Consolidated Financial Statements             6

 Item 2. Management's Discussion and Analysis of                          8
         Financial Condition and Results of Operations

 Item 4. Controls and Procedures                                          11

         Management's Evaluation of Internal Control over
         Financial Reporting                                              11

PART II  OTHER INFORMATION

 Item 1. Legal Proceedings                                                12

 Item 5. Other Information                                                12

 Item 6. Exhibits and Reports on Form 8-K                                 12

         Signature                                                        14

         Certifications

Item 1.  Financial Statements
                          PHAZAR CORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 2010 AND MAY 31, 2010

                                                December 31, 2010  May 31, 2010
                                                     (Unaudited)
CURRENT ASSETS                                      ------------- -------------
Cash and cash equivalents                           $  1,085,240  $  2,030,774
 Accounts receivable:
  Trade, net of allowance for doubtful accounts
  of $0 as of December 31, 2010 and May 31, 2010       1,678,897       748,671
 Note receivable                                         599,993       432,146
 Inventories                                           3,685,653     3,481,074
 Prepaid expenses and other assets                        67,706        95,586
 Income taxes receivable                                  94,000       316,374
 Deferred income taxes                                    96,439       105,314
                                                    ------------  ------------
 Total current assets                                  7,307,928     7,209,939

 Property and equipment, net                           1,109,381     1,170,090

 Long - term deferred income tax                         249,605       232,188
                                                    ------------  ------------
 TOTAL ASSETS                                       $  8,666,914  $  8,612,217
                                                    ============  ============
            LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                   $    653,236  $    477,111

 Accrued liabilities                                     543,690       899,072
 Deferred revenues                                        51,351       207,514
                                                    ------------  ------------
 Total current liabilities                             1,248,277     1,583,697

TOTAL LIABILITIES                                      1,248,277     1,583,697
                                                    ------------  ------------
COMMITMENTS AND CONTINGENCIES                                  -             -

SHAREHOLDERS' EQUITY
Preferred Stock, $1 par, 2,000,000 shares authorized,
  none issued or outstanding, attributes to be
  determined when issued                                       -             -

Common stock, $0.01 par, 6,000,000 shares authorized
    2,380,928 and 2,378,428 issued and outstanding        23,810        23,785
Additional paid in capital                             4,480,474     4,403,261

Treasury stock, at cost, 74,691 shares in May and
    December, 2010                                      (215,918)     (215,918)
Retained earnings                                      3,130,271     2,817,392
                                                    ------------  ------------
    Total shareholders' equity                         7,418,637     7,028,520
                                                    ------------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $  8,666,914  $  8,612,217
                                                    ============  ============
See accompanying Notes to the Unaudited Consolidated Financial Statements.

                          PHAZAR CORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009

                                         Three Months Ended        Six Months Ended
                                             December 31,              December 31,
                                          2010         2009         2010         2009
                                      ------------ ------------ ------------ ------------
Sales and contract revenues           $ 2,321,528  $ 2,148,286  $ 4,857,832  $ 4,012,697

Cost of sales and contracts             1,447,346      951,475    2,725,366    2,129,208
                                      -----------  -----------  -----------  -----------
    Gross profit                          874,182    1,196,811    2,132,466    1,883,489

Selling,general and administration
   expenses                               657,772      832,699    1,340,738    1,699,757
    Research and development costs        234,135      326,637      452,532      628,397
                                      -----------  -----------  -----------  -----------
Total selling,general and
   administration expenses                891,907    1,159,336    1,793,270    2,328,154

    Operating income (loss)               (17,725)      37,475      339,196     (444,665)

Other income (expense)
     Interest income (net)                 14,257        2,178       27,546       37,421
     Other income (expense)                 9,096      (32,247)      21,770      (23,220)
                                      -----------  -----------  -----------  -----------
Total other income (expense)               23,353      (30,069)      49,316       14,201

Income (loss) from operations before
   income taxes                             5,628        7,406      388,512     (430,464)

Income tax expense (benefit)              (18,054)       9,294      112,127     (142,970)
                                      -----------  -----------  -----------  -----------
Net income (loss)                     $    23,682  $    (1,888) $   276,385  $  (287,494)
                                      ===========  ===========  ===========  ===========
Basic income (loss) per common share  $      0.01  $     (0.00) $      0.12  $     (0.13)
                                      ===========  ===========  ===========  ===========
Diluted income(loss)per common share  $      0.01  $     (0.00) $      0.12  $     (0.13)
                                      ===========  ===========  ===========  ===========
Basic weighted average of common
   shares outstanding                   2,305,713    2,299,330    2,305,186    2,298,530
Diluted weighted average of common
   shares outstanding                   2,318,677    2,299,330    2,308,052    2,298,530

















See accompanying Notes to the Unaudited Consolidated Financial Statements.

                          PHAZAR CORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009

                                                          Six Months Ended
                                                     December 31,  December 31,
                                                         2010          2009
                                                    ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                   $    276,385  $   (287,494)
  Adjustments to reconcile net income (loss)
  to net cash used by operating activities:
       Depreciation                                       65,813        67,388
       Stock based compensation                           66,510       148,462
       Deferred  income tax expense                      (23,559)     (103,192)
  Changes in operating assets and liabilities:
       Accounts receivable                              (471,840)      248,572
       Inventories                                      (253,934)     (225,976)
       Income taxes receivable                           192,769       (31,029)
       Prepaid expenses and other assets                   7,836        (8,715)
       Accounts payable                                 (143,833)       (5,441)
       Accrued liabilities                                83,610       (82,947)
       Deferred revenues                                  22,647             -
                                                    ------------  ------------
           Net cash used by operating activities        (177,596)     (280,372)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Funding of note receivable                           (125,000)     (190,000)
   Purchase of property and equipment                    (16,003)       (7,712)
                                                    ------------  ------------
          Net cash used by investing activities         (141,003)     (197,712)

CASH FLOWS FROM FINANCING ACTIVITIES:
                                                               -             -
                                                    ------------  ------------
          Net cash provided by financing activities            -             -

Net decrease in cash and cash equivalents               (318,599)     (478,084)
CASH AND CASH EQUIVALENTS, beginning of period         1,403,839     3,036,602
                                                    ------------  ------------
CASH AND CASH EQUIVALENTS, end of period            $  1,085,240  $  2,558,518
                                                    ============  ============















See accompanying Notes to the Unaudited Consolidated Financial Statements.

                                     PART I
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2010 the results of operations for the three and six months ended December 31, 2010 and December 31, 2009, and the cash flows for the six months ended December 31, 2010 and 2009. These results have been determined on the basis of generally accepted accounting principles in the United States of America and have been applied consistently with those used in the preparation of the Company's audited consolidated financial statements for its fiscal year ended May 31, 2010. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended May 31, 2010.

Change in Year End

On July 21, 2010, the Company's Board of Directors approved the change in its fiscal year from May 31 to June 30. As the transition period covers a period of one month, the Company was not required to file a transition report, but instead, was required to include information on the transition period from June 1, 2010 through and including June 30, 2010 in the quarterly report on Form 10-Q for the quarter ended September 30, 2010. Those financial statements include the consolidated balance sheet of the Company as of June 30, 2010 and the consolidated statement of operations and cash flows for the one month period ended June 30, 2010. The Company chose to recast the three-month period ended December 31, 2009 for comparative purposes in filing the second quarter Form 10-Q of fiscal year 2011.

Use of Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with U.S. generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could vary from the estimates that were used.

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

NOTE 2   NET INCOME (LOSS) PER COMMON SHARE

Earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Weighted average shares outstanding were 2,305,186 and 2,298,530 for the six month period ended December 31, 2010 and 2009, respectively.


                                                          Six Months Ended
                                                December 31, 2010  December 31,
                                                                       2009
                                                    ------------- -------------
    Numerator:
       Net income (loss)                            $    276,385  $   (287,494)
                                                    ------------  ------------
       Numerator for basic and diluted income
       (loss) per share                             $    276,385  $   (287,494)
                                                    ------------  ------------
    Denominator:
        Weighted-average shares outstanding-basic      2,305,186     2,298,530
        Effect of dilutive securities:
        Stock options                                      2,866
                                                    ------------  ------------
        Denominator for diluted income (loss) per
       share-
        Weighted-average shares                        2,308,052     2,298,530
                                                    ------------  ------------
        Basic income (loss) per share               $       0.12  $      (0.13)
                                                    ============  ============
             Diluted income (loss) per share        $       0.12  $      (0.13)
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

NOTE 4   SUBSEQUENT EVENTS

    On January 6, 2011, the Company announced that after a thorough review of the progress and status of the True Mesh Network Radio program, the Board of Directors concluded that the commercial viability and profitability was unlikely to be achievable in the foreseeable future and voted to discontinue further development. As a result a discontinued business expense estimated to be less than $600,000 will be recognized in the third fiscal quarter ended March 31, 2011.


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

Change in Fiscal Year End

On July 21, 2010, the Company's Board of Directors approved the change in its fiscal year from May 31 to June 30. As the transition period covers a period of one month, the Company was not required to file a transition report, but instead, was required to include information on the transition period from June 1, 2010 through and including June 30, 2010 in the quarterly report on Form 10-Q for the quarter ended September 30, 2010. Those financial statements include the consolidated balance sheet of the Company as of June 30, 2010 and the consolidated statement of operations and cash flows for the one month period ended June 30, 2010. The Company chose to recast the three-month period ended December 31, 2009 for comparative purposes in filing the second quarter Form 10-Q of fiscal year 2011.

Executive Level Overview

The following table presents selected data of PHAZAR CORP. This historical data should be read in conjunction with the consolidated financial statements and the related notes.

                            Three Month Period Ended   Six Month Period Ended
                                  December 31,              December 31,
                            ------------ ------------ ------------ ------------
                                2010          2009         2010         2009

Net Sales                   $ 2,321,528  $ 2,148,286  $ 4,857,832  $ 4,012,697

Gross profit margin percent         38%          56%          44%          47%

Net income (loss)           $    23,682  $    (1,888) $   276,385  $  (287,494)

Net income (loss) per share $      0.01  $     (0.00) $      0.12        (0.13)

Total assets                $ 8,666,914  $ 8,168,090  $ 8,666,914  $ 8,168,090

Total liabilities           $ 1,248,277  $   638,108  $ 1,248,277  $   638,108

Capital expenditures        $         -  $         -  $    16,003  $     7,712

Results of Operations

Second Quarter Ended December 31, 2010 ("2011"), Compared to the Second Quarter Ended December 31, 2009 ("2010")

PHAZAR CORP's consolidated sales from operations were $2,321,528 for the quarter ended December 31, 2010 compared to sales of $2,148,286 for the second quarter ended December 31, 2009. The Company's revenue increased $173,242, or 8%, representing a significant upturn in both the commercial products and traditional government segments of our business.

Cost of sales and contracts from operations were $1,447,346 for the quarter ended December 31, 2010, compared to $951,475 for the quarter ended December 31, 2009, up $495,871, or 52%. Gross profit margins for the quarter, at 38% is down 18 percentage points from the 56% gross margin reported in the comparable period last year. Start up expenses related to new tower designs for a customer order was the primary factor in the decline.

Sales and administration expenses were down 21% for the quarter ended December 31, 2010, to $657,772 from $832,699 in the prior year, reflecting continued increase in plant utilization rates. Discretionary product development spending for the quarter ended December 31, 2010 was $234,135, or 10% of sales, compared to $326,637, or 15% of sales for the comparable period last year.

The Company recorded net income of $23,682, or $0.01 per share for the three month period ended December 31, 2010 compared to a net loss of $1,888, or $0.00 per share for the comparable period in the prior year.

Six Months Ended December 31, 2010 ("2011"), Compared to the Six Months Ended December 31, 2009 ("2010")

Consolidated sales from operations for PHAZAR CORP were $4,857,832 for the six months ended December 31, 2010 compared to $4,012,697 for the six months ended December 31, 2009. The Company's sales increased by $845,135, or 21%, representing a continued upturn in both the commercial products and traditional government segments of our business.

Costs of sales and contracts from operations were $2,725,366 for the six months ended December 31, 2010 compared to $2,129,208 for the comparable period in fiscal year 2010, up $596,158, or 28%. The movement in cost of sales is attributed to an increase in plant utilization rates and start up expenses related to new tower designs for a customer order. The increase resulted in a three percentage point decline in the gross profit margin for the six month period ended December 31, 2010, at 44% compared to 47% for the same period in prior year.

Sales and administration expenses of $1,340,738 were down $359,019, or 21% for the six months ended December 31, 2010 compared to $1,699,757 for the six month period ended December 31, 2009. The decrease in sales and administration expense reflects lower stock compensation expense along with an increase in plant utilization rates.

Discretionary product development spending for the six month period ended December 31, 2010 was $452,532, or 9% of sales, compared to $628,397, or 16% of sales for the comparable period last year. Year over year there is a decrease of $175,865, or 28%.

The Company recorded a net income of $276,385, or $0.12 per share for the six month period ended December 31, 2010 compared to a net loss of $287,494, or $0.13 per share for the comparable period in prior year.

Liquidity and Capital Resources

Sources of Liquidity

Based on current trends, funds from operations and current cash balances PHAZAR CORP, believes there are sufficient resources to run the Company's operations for at least the next twelve months.

Capital Requirements

Management of the operating subsidiaries evaluates the facilities and reviews equipment requirements for existing and projected contracts on a regular basis. For the six month period ended December 31, 2010, there were $16,003 in capital expenditures for new and replacement equipment compared to $7,712 of expenditures in the comparable period of recast fiscal year 2010.

At December 31, 2010, PHAZAR CORP had cash and cash equivalents of $1,085,240. There was $51,351 of deferred revenues at December 31, 2010.

Cash Flows

Operating Activities

Cash and cash equivalents of $1,085,240 at December 31, 2010 are down $318,599, or 22.6% on a balance of $1,403,839 as of June 30, 2010. The primary components comprising the negative $177,596 of cash flow from operations consists of a $471,840 increase in accounts receivable, a $253,934 increase in inventories offset by the $276,385 net income. The increase in accounts receivable for the six month period ended December 31, 2010 was the result of slow payments by customers during the holiday season.

Investing Activities

Cash of $141,003 was used in investing activities during the six month period ended December 31, 2010, which consists of $125,000 of funding for the purchase of a senior secured convertible note obligation with warrants involving a non-related party and $16,003 of capital expenditures. Cash of $197,712 was used in investing activities during the six month period ended December 31, 2009, which was used for funding for the purchase of a senior secured convertible note obligation and capital expenditures.

Financing Activities

There were no financing activities during the six month period ended December 31, 2010 and 2009. At December 31, 2010 and 2009, PHAZAR CORP had no long-term debt outstanding.

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

The Company has had no change during the quarter ending December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's disclosure controls and procedures as of December 31, 2010. In making their assessment, the Company's Chief Executive Officer and Chief Financial Officer were guided by the releases issued by the SEC and to the extent applicable was based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2010.


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

         3. Exhibits. See Index to Exhibits for listing of exhibits which are filed herewith or incorporated by reference

 (b)  Reports on Form 8-K.

         1. On October 21, 2010, the registrant filed a Form 8-K for the purpose of announcing a major website upgrade for Antenna Products Corporation

         2. On November 11,2011, the registrant filed a Form 8-K for the purpose of announcing a web conference for a presentation held at the Southwest IDEAS Investor Conference held in Dallas, Texas

         3. On January 11, 2011, the registrant filed a Form 8-K for the purpose of announcing the discontinuance of the development of the True Mesh Network Radio Program

         4. On February 2, 2011, the registrant filed a Form 8-K for the purpose of announcing the appointment of an additional director

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PHAZAR CORP

                                   /s/GARLAND P. ASHER
Date:  February 9, 2011            ---------------------------------------------
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

Exhibit 99.1(2)- Audit Committee Charter incorporated by reference to the like numbered exhibit in the Registrant's Form 10-K for the year ending May 31, 2010 filed on August 19, 2010
                                       15