Form 10-Q
period 2011-03-31
PHAZAR CORP
filed 2011-05-13
CIK 724267

U.S. Securities and Exchange Commission

Washington D.C. 20549

Form 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

(940) 325-3301

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer  ☐ Accelerated filer

☐ Non-accelerated filer   ☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes  ☒No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,382,728 as of April 25, 2011.

PHAZAR CORP AND SUBSIDIARIES

Item 1. Financial Statements

PHAZAR CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 AND MAY 31, 2010

	March 31, 2011	May 31, 2010
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 1,012,081	$ 2,030,774
Accounts receivable:
Trade, net of allowance for doubtful accounts of $0
as of March 31, 2011 and May 31, 2010	1,202,170	748,671
Inventories	2,967,820	3,481,074
Prepaid expenses and other assets	45,761	95,586
Income taxes receivable	261,231	316,374
Deferred income taxes	96,441	105,314
Total current assets	5,585,504	6,777,793

Property and equipment, net	1,076,408	1,170,090

Note receivable	797,993	432,146
Long - term deferred income tax	330,084	232,188
TOTAL ASSETS	$ 7,789,989	$ 8,612,217

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 300,606	$ 477,111
Accrued liabilities	578,282	899,072
Deferred revenues	24,988	207,514
Total current liabilities	903,876	1,583,697

TOTAL LIABILITIES	903,876	1,583,697

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Preferred Stock, $1 par, 2,000,000 shares authorized, none issued
or outstanding, attributes to be determined when issued	-	-

Common stock, $0.01 par, 6,000,000 shares authorized
and 2,382,728 and 2,378,428 issued and outstanding	23,828	23,785
Additional paid in capital	4,498,773	4,403,261
Treasury stock, at cost, 74,691 shares in March 31, 2011 and May 31, 2010	(215,918)	(215,918)
Retained earnings	2,579,430	2,817,392
Total shareholders’ equity	6,886,113	7,028,520

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 7,789,989	$ 8,612,217

See accompanying Notes to the Unaudited Consolidated Financial Statements.

PHAZAR CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010

	(Unaudited)		(Unaudited)
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Sales and contract revenues	$ 1,991,678	$ 1,734,024	$ 6,849,510	$5,425,643
Cost of sales and contracts	1,276,435	920,418	4,001,801	2,785,286
Gross profit	715,243	813,606	2,847,709	2,640,357

Selling, general and administration expenses	707,997	993,975	2,048,735	2,693,732
Research and development costs	94,574	195,932	547,106	824,329
Total selling, general and administration expenses	802,571	1,189,907	2,595,841	3,518,061

Operating income (loss)	(87,328)	(376,301)	251,868	(877,704)

Other income
Interest income (expense) (net)	13,307	(2,425)	40,853	34,996
Other income	51	37,367	21,821	14,147
Total other income	13,358	34,942	62,674	49,143

Income (loss) from operations before income taxes	(73,970)	(341,359)	314,542	(828,561)

Income tax expense (benefit)	(1,490)	(63,787)	110,637	(206,757)

Net income (loss) from continuing operations	(72,480)	(277,572)	203,905	(621,804)

Discontinued operations expense	(724,789)	(82,704)	(724,789)	(58,075)
Income tax benefit from discontinued operations	246,428	28,119	246,428	19,745
Loss from discontinued operations	$ (478,361)	$ (54,585)	$ (478,361)	$ (38,330)

Net loss	$ (550,841)	$ (332,157)	$ (274,456)	$(660,134)

Basic income (loss) per common share
Continuing operations	$ (0.03)	$ (0.14)	$ 0.09	$ (0.29)
Discontinued operations	(0.21)	-	(0.21)	-
Net income (loss) per common share	$ (0.24)	$ (0.14)	$ (0.12)	$ (0.29)

Diluted loss per common share
Continuing operations	$ (0.03)	$ (0.14)	$ 0.09	$ (0.29)
Discontinued operations	(0.21)	-	(0.21)	-
Net income (loss) per common share	$ (0.24)	$ (0.14)	$ (0.12)	$ (0.29)

Basic weighted average of common shares outstanding	2,307,588	2,301,608	2,305,987	2,299,556
Diluted weighted average of common shares outstanding	2,307,588	2,301,608	2,305,987	2,299,556

See accompanying Notes to the Unaudited Consolidated Financial Statements.

PHAZAR CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND 2010

	(Unaudited)
	Nine Months Ended
	March 31,	March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (274,456)	$ (660,134)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation	98,784	105,177
Stock based compensation	84,829	184,410
Deferred federal income tax	(104,040)	(58,998)
Changes in operating assets and liabilities:
Accounts receivable	4,887	404,515
Inventories	463,899	(68,399)
Income taxes receivable	25,538	(199,150)
Prepaid expenses	29,781	(375)
Accounts payable	(496,463)	(53,938)
Accrued liabilities	118,202	134,419
Deferred revenues	(3,716)	142,705
Net cash used by operating activities	(52,755)	(69,767)

CASH FLOWS FROM INVESTING ACTIVITIES:
Funding of note receivable	(323,000)	(379,993)
Purchase of property and equipment	(16,003)	(148,760)
Net cash used by investing activities	(339,003)	(528,753)

Net decrease in cash and cash equivalents	(391,758)	(598,520)
CASH AND CASH EQUIVALENTS, beginning of period	1,403,839	3,036,602
CASH AND CASH EQUIVALENTS, end of period	$ 1,012,081	$ 2,438,082

See accompanying Notes to the Unaudited Consolidated Financial Statements.

PART I

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2011, the results of operations for the three and nine months ended March 31, 2011 and March 31, 2010, and the cash flows for the nine months ended March 31, 2011 and 2010. These results have been determined on the basis of generally accepted accounting principles in the United States of America and have been applied consistently with those used in the preparation of the Company’s audited consolidated financial statements for its fiscal year ended May 31, 2010. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended May 31, 2010.

Change in Year End

On July 21, 2010, the Company’s Board of Directors approved the change in its fiscal year from May 31 to June 30. As the transition period covers a period of one month, the Company was not required to file a transition report, but instead, was required to include information on the transition period from June 1, 2010 through and including June 30, 2010 in the quarterly report on Form 10-Q for the quarter ended September 30, 2010. Those financial statements include the consolidated balance sheet of the Company as of June 30, 2010 and the consolidated statement of operations and cash flows for the one month period ended June 30, 2010. The Company chose to recast the three and nine-month periods ended March 31, 2010 for comparative purposes in filing the third quarter Form 10-Q of fiscal year 2011.

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

NOTE 2 NET INCOME (LOSS) PER COMMON SHARE

Income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. The income (loss) per share and weighted average shares outstanding were as follows for the nine month period ended March 31, 2011 and 2010, respectively.

Nine Months Ended
	March 31, 2011	March 31, 2010
Numerator:
Net income (loss)	$ (274,456)	$ (660,134)
Numerator for basic and diluted income (loss) per share	$ (274,456)	$ (660,134)

Denominator:
Weighted-average shares outstanding-basic
Effect of dilutive securities:	2,305,987	2,299,556
Stock options	-	-

Denominator for diluted income (loss) per share- Weighted-average shares	2,305,987	2,299,556

Basic (loss) per share	$ (0.12)	$ (0.29)

Diluted (loss) per share	$ (0.12)	$ (0.29)

NOTE 3 CONTINGENCIES

Litigation

On August 15, 2008, Janet McCollum, as personal representative of the Estate of Richard Alan Catoe, deceased, filed a wrongful death complaint against the University of West Florida, Diamond Enterprise, Inc., North Safety Products, L.L.C. a/k/a North Safety Products, Inc. and Antenna Products Corporation (the”Lawsuit”) in Circuit Court in Escambia County, Florida. Antenna Products Corporation is PHAZAR CORP's wholly owned and principal operating subsidiary.

The lawsuit alleges that the deceased fell to his death while climbing a ladder inside a water tower on the University of West Florida campus to install antennas. The lawsuit further alleges that while the deceased was descending the ladder, he wore an Antenna Products Corporation safety sleeve affixed to a safety rail manufactured by defendant North Safety Products that was attached to the ladder and that the safety sleeve and rail were allegedly defective and failed to prevent the deceased from falling, thus causing his death. Plaintiff seeks recovery of unspecified amounts from all the defendants. Antenna Products Corporation denies any liability to plaintiff and anticipates being dismissed from the lawsuit. However, if Antenna Products Corporation were found to be responsible or liable, the Company would not expect such costs to be material.

PHAZAR CORP AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that affected the Company’s financial condition and operating results for the period included in the consolidated financial statements in Item 1.

Company Overview

PHAZAR CORP’s continuing operation is that of its subsidiaries, Antenna Products Corporation, Phazar Antenna Corp. and Thirco, Inc. The management discussion presented in this item relates to the operations of subsidiary units and the associated consolidated financials.

PHAZAR CORP operates as a holding company with Antenna Products Corporation, Phazar Antenna Corp. and Thirco, Inc. as its wholly owned subsidiaries. Antenna Products Corporation and Phazar Antenna Corp. are operating subsidiaries with Thirco, Inc. serving as an equipment leasing company to PHAZAR CORP’s operating units. Antenna Products Corporation designs, manufactures and markets antenna systems, towers and communication accessories worldwide. The United States Government, military and civil agencies and prime contractors are Antenna Products Corporation’s principal customers. Phazar Antenna Corp. designs and markets fixed and mobile antennas for commercial wireless applications that include DAS (Distributed Antenna Systems) for 700 MHz, 850 MHz, AWS and PCS mobile communication bands, WiMAX, WiFi and UNII-Band antennas for broadband communications, ITS (Intelligent Transportation System) antennas for traffic and asset control and AMR antennas for meter reading applications.

PHAZAR CORP is primarily a build-to-order company. As such, most United States government and commercial orders are negotiated firm-fixed price contracts.

Change in Fiscal Year End

On July 21, 2010, the Company’s Board of Directors approved the change in its fiscal year from May 31 to June 30. As the transition period covers a period of one month, the Company was not required to file a transition report, but instead, was required to include information on the transition period from June 1, 2010 through and including June 30, 2010 in the quarterly report on Form 10-Q for the quarter ended September 30, 2010. Those financial statements include the consolidated balance sheet of the Company as of June 30, 2010 and the consolidated statement of operations and cash flows for the one month period ended June 30, 2010. The Company chose to recast the three and nine-month periods ended March 31, 2010 for comparative purposes in filing the third quarter Form 10-Q of fiscal year 2011.

Executive Level Overview

The following table presents selected data of PHAZAR CORP. This historical data should be read in conjunction with the consolidated financial statements and the related notes.

	Three Month Period Ended March 31,		Nine Month Period Ended March 31,
	2011	2010	2011	2010
Net Sales	$ 1,991,678	$ 1,734,024	$ 6,849,510	$ 5,425,643

Gross profit margin percent	36%	47%	42%	47%

Net income (loss)	$ (550,841)	$ (332,157)	$ (274,456)	$ (660,134)

Net income (loss) per share	$ (0.24)	$ (0.14)	$ (0.12)	$ (0.29)

	Three Month Period Ended March 31,		Nine Month Period Ended March 31,
	2011	2010	2011	2010
Total assets	$ 7,789,989	$ 8,395,513	$ 7,789,989	$ 8,395,513

Total liabilities	$ 903,876	$ 949,682	$ 903,876	$ 949,682

Capital expenditures	$ -	$ 141,048	$ 16,003	$ 148,760

Results of Operations

Third Quarter Ended March 31, 2011 (“2011”), Compared to the Third Quarter Ended March 31, 2010 (“2010”)

PHAZAR CORP’s consolidated sales from operations were $1,991,678 for the quarter ended March 31, 2011 compared to sales of $1,734,024 for the third quarter ended March 31, 2010. The Company’s revenue increased $257,654, or 15%, representing a significant upturn in traditional government segments of our business offset by downturns in both the commercial and safety climb products along with moving all mesh network radio product sales to discontinued operations for prior year.

Cost of sales and contracts from operations were $1,276,435 for the quarter ended March 31, 2011, compared to $920,418 for the quarter ended March 31, 2010, up $356,017, or 39%. Gross profit margin for the quarter, at 36% is down 11 percentage points from the 47% gross margin reported in the comparable period last year. Start up expenses related to new tower designs for a customer order along with continued increase in plant utilization overhead on lower throughput were the primary factors in the decline.

Sales and administration expenses were down $285,978 or 29% for the quarter ended March 31, 2011, to $707,997 from $993,375 in the prior year, reflecting lower wages in both Engineering and Marketing Departments and continued increase in plant utilization overhead on lower throughput. Discretionary product development spending for the quarter ended March 31, 2011 was $94,574, or 5% of sales, compared to $195,932, or 10% of sales for the comparable period last year.

On January 7, 2011, the Company announced that after a thorough review of the progress and status of the True Mesh Network Radio program the Board of Directors concluded that commercial viability and profitability was unlikely to be achievable in the foreseeable future and voted to discontinue further development. As a result, the Company has recorded a charge of $478,361 and $54,585 for discontinued operations, net of tax for the quarters ended March 31, 2011and March 31, 2010, respectively

The Company recognized a net loss of $550,841, or $0.24 per share for the three month period ended March 31, 2011 compared to a net loss of $332,157, or $0.14 per share for the comparable period in the prior year.

Nine Months Ended March 31, 2011 (“2011”), Compared to the Nine Months Ended March 31, 2010 (“2010”)

Consolidated sales from operations for PHAZAR CORP were $6,849,510 for the nine months ended March 31, 2011 compared to $5,425,643 for the nine months ended March 31, 2010. The Company’s sales increased by $1,423,867, or 26%, representing a continued upturn in both the commercial products and traditional government segments of our business offset by moving all sales related to the mesh network radio product line to discontinued operations.

Costs of sales and contracts from operations were $4,001,801 for the nine months ended March 31, 2011 compared to $2,785,286 for the comparable period in fiscal year 2010, up $1,216,515, or 44%. The movement in cost of sales is attributed to a continued increase in plant utilization overhead on lower throughput and start up expenses related to new tower designs for a customer order. The increase resulted in a five percentage point decline in the gross profit margin for the nine month period ended March 31, 2011, at 42% compared to 47% for the same period in prior year.

Sales and administration expenses of $2,048,735 were down $644,997, or 24% for the nine months ended March 31, 2011 compared to $2,693,732 for the nine month period ended March 31, 2010. The decrease in sales and administration expense reflects lower stock compensation expense, lower wages along with continued increase in plant utilization overhead on lower throughput.

Discretionary product development spending for the nine month period ended March 31, 2011 was $547,106, or 8% of sales, compared to $824,329, or 14% of sales for the comparable period last year. Year over year there is a decrease of $277,223, or

34%.

On January 7, 2011, the Company announced that after a thorough review of the progress and status of the True Mesh Network Radio program the Board of Directors concluded that commercial viability and profitability was unlikely to be achievable in the foreseeable future and voted to discontinue further development. As a result, the Company has recorded a charge of $478,361 and $38,330 for discontinued operations, net of tax for the nine month period ended March 31, 2011 and March 31, 2010, respectively.

The Company recorded a net loss of $274,456, or $0.12 per share for the nine month period ended March 31, 2011 compared to a net loss of $660,134, or $0.29 per share for the comparable period in prior year.

Liquidity and Capital Resources

Sources of Liquidity

Based on current trends, funds from operations and current cash balances PHAZAR CORP believes there are sufficient resources to run the Company’s operations for at least the next twelve months. The Company currently does not have a general credit facility.

Capital Requirements

Management of the operating subsidiaries evaluates the facilities and reviews equipment requirements for existing and projected contracts on a regular basis. For the nine month period ended March 31, 2011, there were $16,003 in capital expenditures for new and replacement equipment compared to $148,760 of expenditures in the comparable period of recast fiscal year 2010.

At March 31, 2011, PHAZAR CORP had cash and cash equivalents of $1,012,081. There were $29,488 of deferred revenues at March 31, 2011.

Cash Flows

Operating Activities

Cash and cash equivalents of $1,012,081 at March 31, 2011 are down $391,758, or 28% on a balance of $1,403,839 as of June 30, 2010. The primary components comprising the negative $52,755 of cash flow from operations consists of a $496,463 decrease in accounts payable and the $274,456 net loss offset by a $463,899 decrease in inventories and a $118,202 increase in accrued expenses. The decrease in inventories for the nine month period ended March 31, 2011 is the result of writing off $524,232 of inventory related to the discontinuing development of the Mesh Network Radio product line.

Investing Activities

Cash of $339,003 was used in investing activities during the nine month period ended March 31, 2011, which consists of $323,000 of additional funding for the purchase of a senior secured convertible note obligation with warrants involving a non-related party and $16,003 of capital expenditures.

Financing Activities

There were no financing activities during the nine month period ended March 31, 2011 and 2010. At March 31, 2011 and 2010, PHAZAR CORP had no long-term debt outstanding.

Forward Looking Statement Disclaimer

This Form 10-Q contains forward-looking information within the meaning of Section 29A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performances and underlying assumption and other statements, which are other than statements of historical facts. Certain statements contained herein are forward-looking statements and, accordingly, involve risks and uncertainties, which could cause actual results, or outcomes to differ materially from those expressed in the forward-looking statements. The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management’s examination of historical operating trends, data contained in the Company’s records and other data available from third parties, but there can be no assurance that management’s expectations, beliefs or projections will result, or be achieved, or accomplished.

Item 4. Controls and Procedures

Management’s Evaluation of Internal Controls over Financial Reporting

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

The Company has had no change during the quarter ending March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of March 31, 2011. In making their assessment, the Company's Chief Executive Officer and Chief Financial Officer were guided by the releases issued by the SEC and to the extent applicable was based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.

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

3.        Exhibits. See Index to Exhibits for listing of exhibits which are filed herewith or incorporated by reference

(b) Reports on Form 8-K.

1.        On October 21, 2010, the registrant filed a Form 8-K for the purpose of announcing a major website upgrade for Antenna Products Corporation

2.        On November 11, 2010, the registrant filed a Form 8-K for the purpose of announcing a web conference for a presentation held at the Southwest IDEAS Investor Conference held in Dallas, Texas

3.        On January 11, 2011, the registrant filed a Form 8-K for the purpose of announcing the discontinuance of the development of the True Mesh Network Radio Program

4.        On January 19, 2011, the registrant filed a Form 8-K for the purpose of announcing its second quarter 2011 financial results

5.        On February 2, 2011, the registrant filed a Form 8-K for the purpose of announcing the appointment of an additional director

6.        On February 14, 2011, the registrant filed a Form 8-K for the purpose of disclosing a notice of listing deficiency letter from NASDAQ

7.        On April 7, 2011, the registrant filed a Form 8-K for the purpose of disclosing that NASDAQ had accepted the proposed listing compliance plan and closed the listing deficiency matter

8. On May 13, 2011, the registrant filed a Form 8-K for the purpose of announcing its third quarter 2011 financial results

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHAZAR CORP

Date: May 13, 2011	/s/GARLAND P. ASHER
Garland P. Asher, Principal Executive Officer
and Director

EXHIBIT INDEX

Exhibit 3.(i) - Registrant's Articles of Incorporation, as amended, incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000, filed on February 20, 2004

Exhibit 3.(ii) - Registrant’s By Laws, incorporated by reference to the like numbered exhibit in the Registrant’s Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000, filed on February 20, 2004

Exhibit 4.1(1) - 2006 Incentive Stock Option Plan, incorporated by reference as Exhibit A to the Registrant’s Definitive Proxy Statement dated September 15, 2006 and filed on September 15, 2006. Also incorporated by reference to the like numbered exhibit in the Registrant’s Form S-8 dated January 8, 2007 and filed on January 8, 2007

Exhibit 4.1(2) - 2009 Equity Compensation Plan dated April 22, 2009, incorporated by reference to Exhibit 10-1 of the Registrant’s Form S-8, filed on April 27, 2009

Exhibit 10.b - Amended and restated agreement with Garland Asher dated September 10, 2009, incorporated by reference to the like numbered exhibit in the Registrant’s Form 10-Q, ended November 30, 2009 and filed on January 14, 2010

Exhibit 14.1- Code of Ethics and Business Conduct for the Senior Executive Officers and Senior Financial Officers incorporated by reference to the like numbered exhibit in the Registrant’s annual report on form 10-KSB for the fiscal year ended May 31, 2004, filed on August 6, 2004

Exhibit 21. - A list of all subsidiaries of the Registrant, incorporated by reference to the like numbered exhibit in the Registrant’s Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000 filed on February 20, 2004

Exhibit 23.1 - Consent of Weaver and Tidwell, L.L.P. incorporated by reference to the like numbered exhibit in the Registrant’s Form 10-K/A for the fiscal year ended May 31, 2009, filed on March 24, 2010

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (attached)

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (attached)

Exhibit 32.1 - Section 1350 Certification (attached)

Exhibit 99.1 - Nominating Committee Charter incorporated by reference to the like numbered exhibit in the Registrant’s Form 8-K filed on November 7, 2005

Exhibit 99.1(2) - Audit Committee Charter incorporated by reference to the like numbered exhibit in the Registrant’s Form 10-K for the year ending May 31, 2010 filed on August 19, 2010