Form 10-K
period 2011-06-30
PHAZAR CORP
filed 2011-09-23
CIK 724267

United States Securities and Exchange Commission

Washington D.C. 20549

Form 10-K

        (Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2011

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE EXCHANGE ACT OF 1934

Commission file number 0-12866

PHAZAR CORP

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-1907070 (I.R.S. Employer Identification No.)

101 S.E. 25th Avenue, Mineral Wells, Texas 76067      (940) 325-3301

(Address of principal executive offices)                                   (Issuer’s telephone number)

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

Yes No (X)

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ X ]

The Company’s net sales for Fiscal Year ended June 30, 2011, was $8,399,586.

As of September 14, 2011, 2,386,528 shares of Common Stock were outstanding and the aggregate market value of the Common Stock (based on the latest price of known transactions on the NASDAQ Capital Market) held by non-affiliates (1,898,252 shares) was $4,365,980.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive 2011 Proxy Statement.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

PHAZAR CORP AND SUBSIDIARIES

PART I

Item 1. Description of Business.

General

PHAZAR CORP was incorporated in 1991 and operates as a holding company with Antenna Products Corporation, Phazar Antenna Corp. and Thirco, Inc. as its wholly owned subsidiaries. Antenna Products Corporation and Phazar Antenna Corp. are operating subsidiaries with Thirco, Inc. serving as an equipment leasing company to PHAZAR CORP’s operating units. Phazar Antenna Corp. is a separate legal entity that currently operates as a small division of Antenna Products Corporation. PHAZAR CORP has no other business activity. The address for PHAZAR CORP and subsidiaries is 101 S.E. 25th Avenue, Mineral Wells, Texas 76067. The telephone number is (940) 325-3301.

Product information is available on the Internet at: www.antennaproducts.com and www.phazar.com. The holding company’s web site is www.phazarcorp.com.

Antenna Products Corporation

Antenna Products Corporation was incorporated in Texas in 1984 to continue a business started in 1947 and operated as a closely held “C” corporation until January 24, 1992. Thereafter, Antenna Products Corporation has operated, as a wholly owned subsidiary of PHAZAR CORP.

Antenna Products Corporation designs, manufactures and markets standard and custom antennas, guyed and self-supported towers, support structures, masts and communication accessories worldwide. Customers include the United States Government, both military and civilian agencies, United States Government prime contractors and commercial clients. Examples of Antenna Products Corporation’s United States Government products include ground to air collinear antennas, instrument landing antennas and towers, fixed system multi-port antenna arrays, tactical quick erect antennas and masts, shipboard antenna tilting devices, surveillance antennas, antenna rotators, positioners and controls, and high power broadcast baluns. Examples of the Company’s commercial products include panel, sector, omnidirectional and distributed antenna system (DAS) antennas for the cellular and wireless markets, paging and yagi antennas, guyed towers and self-supported towers.

The majority of Antenna Products Corporation’s revenues come from fixed-price contracts, secured through a bidding process, for particular, custom ordered antenna production systems that Antenna Products Corporation builds according to the specifications of the customer. Except for inventory of standard products including small antennas, accessories and some towers in the amount of $1,322,777 at June 30, 2011, Antenna Products Corporation does not build and inventory equipment for future off the shelf sales. The sales volume for a particular antenna or antenna system is, therefore, a function of the fixed price contracts for build to order antennas or systems awarded to Antenna Products Corporation. However, a general product sales breakdown for the fiscal year ended June 30, 2011, the one month period ended June 30, 2010 and the fiscal year ended May 31, 2010, as a percentage of total sales are, as follows:

	Fiscal Year Ended	One Month Period Ended	Fiscal Year Ended
Product Type	June 30, 2011	June 30, 2010	May 31, 2010

Instrument Landing System	31%	23%	22%

Spares, Accessories and Others	23%	15%	27%

Commercial Wireless	17%	4%	20%

Towers and Masts	11%	0%	8%

Shipboard Equipment	8%	41%	2%

Collinear Antennas	7%	4%	10%

Antennas	3%	13%	11%
	100%	100%	100%

Antenna Products Corporation’s customer base is primarily government and government prime contractor focused, but this is changing as Antenna Products Corporation continues to develop and market new commercial products. Antenna Products Corporation’s market is international in scope. Antenna Products Corporation currently focuses on developing domestic and international markets. The specialized need of Antenna Products Corporation’s customers and the technology required to meet those needs change constantly. Accordingly, Antenna Products Corporation stresses its engineering, installation, service and other support capabilities. Antenna Products Corporation uses its own sales and engineering staff to service its principal markets. Some of Antenna Products Corporation’s contracts are large relative to total annual sales volume and, therefore, the composition of the customer base is different year to year. The United States Government was the single largest customer and accounted for 36% and 28% of the direct sales volume for the fiscal year ended June 30, 2011 and May 31, 2010, respectively. There are no other customers that represented 10% or more of the sales volume in either fiscal year 2011 or 2010. Orders for equipment in some of these product categories are in backlog and, therefore, the United States Government is expected to be a major client again in 2012.

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

Antenna Products Corporation plans to reinvest 5-10% of fiscal year 2012 revenues in research and development projects, the costs of which will be charged to selling, general and administration expense as incurred. The mix of expenditures between the product development areas in any given year is a function of the demand for new independently developed innovative systems and the level of requirements solicited.

Phazar Antenna Corp.

Phazar Antenna Corp. supplies a broad range of multiple band antennas for the telecommunication market for DAS (Distributed Antenna Systems). The DAS antennas for Cellular/SMR, AWS and PCS frequencies are installed on utility poles, street lights, rooftops and lamp posts in urban and remote areas to increase wireless carrier services. These product lines complement Antenna Products Corporation's existing product lines of cellular, PCS, paging, ISM and AMR (automatic meter reading), omni-directional and sector wireless antennas. Phazar Antenna Corp. sales for the twelve months ended June 30, 2011 amounted to 20% of total sales. We expect that for fiscal year ended June 30, 2012, this percentage will continue to increase as new products are added to the commercial wireless product lines. The Phazar Antenna Corp. commercial wireless product lines are manufactured at Antenna Products Corporation’s plant in Mineral Wells, Texas.

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

Backlog

The backlog of orders at Antenna Products Corporation and Phazar Antenna Corp. was $2,277,566 at year-end. This compares to $2,907,590 in backlog at the end of fiscal year 2010.

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

Employees

As of September 14, 2011, Antenna Products Corporation and Phazar Antenna Corp. combined, employed a total of sixty-four full time employees. Of the sixty-four, fourteen are employed in administration and sales, five in engineering and technical support and forty-five in manufacturing. None of Antenna Products Corporation and Phazar Antenna Corp.'s employees are subject to collective bargaining agreements.

Thirco, Inc. does not employ any full time employees and does not intend to employ any in the foreseeable future.

Foreign Sales

See Note 2 of Notes to Consolidated Financial Statements.

Item 2. Description of Property.

Antenna Products Corporation owns a ten-acre industrial site located along US Highway 180 in Mineral Wells, Texas. The facility consists of a main building containing 66,000 square feet of manufacturing area and 10,000 square feet of administrative and engineering offices, a second building containing 20,000 square feet of manufacturing and shipping area, and a third building containing 15,000 square feet utilized for receiving and material control. Three additional auxiliary buildings, which total in excess of 13,350 square feet, are utilized for chemical etching, painting and storage. The facilities are in good condition and with the current complement of machinery and equipment are suitable and more than adequate to meet production requirements. Depending on the mix of product types in process in any given time period, the Company could potentially more than double output with current and planned property, plant and equipment.

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

Item 3. Legal Proceedings.

See Note 7 of the Notes to Consolidated Financial Statements.

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

	BID
Quarter Ended	High	Low

August 2009	4.45	2.51
November 2009	4.48	2.88
February 2010	3.95	3.10
May 2010	4.40	2.88

One Month Ended
June 2010	3.32	2.70

Quarter Ended
September 2010	3.18	1.52
December 2010	6.32	2.60
March 2011	5.46	2.71
June 2011	3.74	2.67

Holders

At September 14, 2011, there were approximately 1,542 holders of record of common stock.

Dividends

PHAZAR CORP has never paid a regular cash dividend on common stock and has no plans to institute payment of regular dividends.

Recent Sales of Unregistered Securities

As partial consideration for attending the PHAZAR CORP Board of Directors’ meetings, Gary W. Havener, James Kenney and R. Allen Wahl each received 1,400 shares of PHAZAR CORP common stock and Garland P. Asher received 1,200 shares and Tom Reynolds received 600 shares of PHAZAR CORP common stock. Also, as partial consideration for attending the PHAZAR CORP Audit Committee meetings, R. Allen Wahl and Gary W. Havener each received an additional 200 shares of PHAZAR CORP common stock and James Kenney, Dennis Maunder and Tom Reynolds each received an additional 100 shares of PHAZAR CORP common stock.

These shares are issued pursuant and count against PHAZAR CORP’s 2009 Equity Compensation Plan. The resale of these shares may be authorized by PHAZAR CORP’s Form S-8 registration statement filed April 27, 2009.

Item 7. Management’s Discussion and Analysis or Plan of Operations

Results of Operations

Year ended June 30, 2011 (“2011”) compared with year ended May 31, 2010 (“2010”)

PHAZAR CORP recorded a net loss of $326,771 in 2011, compared to a net loss of $937,994 in 2010 attributed to a slight improvement in gross profit margin along with a decrease in selling, general and administration expense offset by higher level of income tax expense and a charge for loss from discontinued operations.

PHAZAR CORP’s consolidated sales from operations were $8,399,586 in 2011, compared to consolidated sales from operations of $6,997,833 in 2010, an increase of $1,401,753, or 20%. The increase in sales reflects growth in the instrument landing system (ILS) and tower product lines year over year.

Orders decreased by $486,790 from $8,846,659 in 2010 compared to $8,359,869 in 2011. Backlog was down $630,024 from $2,907,590 at the end of 2010 compared to $2,277,566 as of June 30, 2011 primarily due to the completion of an order placed by the Federal Aviation Administration for ILS equipment.

Cost of sales and contracts and gross profit for fiscal year 2011, were $4,713,705 and $3,685,881, respectively. For the same period in 2010, costs of sales and contracts and gross profit were $4,019,752 and $2,978,081, respectively. The gross profit margin for fiscal year 2011 was 44% compared to 43% in fiscal year 2010.

Sales and administration expenses were $2,586,064 in 2011, compared to $3,272,281 in 2010. The $686,217 decrease in sales and administration expense is attributed to $325,610 of non-recurring stock based compensation in fiscal year 2010 along with a continued increase in plant utilization overhead.

Research and development costs were $160,611 in 2011 compared to $209,154 in 2010, less than a one percent move on sales year over year.

The income from operations before income taxes was $1,017,521 in 2011 compared to a loss of $464,160 in 2010. The loss from discontinued operations, net of tax was $994,082 in 2011 up $362,707 from $631,375 in 2010. The Company recorded a net loss, of $326,771 in 2011 compared to $937,994 in 2010.

One month ended June 30, 2010

PHAZAR CORP recorded net income of $36,432 for the one month period ended June 30, 2010, after a $99,110 charge for loss from discontinued operations . The Company recorded consolidated sales from operations of $1,002,331 with a gross profit margin of 56% for the month of June 30, 2010. Selling, general and administration expenses were $318,886 for the one month period along with research and development costs of $7,813 .

Product Warranties

See Note 7 of the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

Sources of Liquidity

Based on current trends, funds from operations, recovery of a federal income tax net operating loss carryback and current cash balances PHAZAR CORP believes there are sufficient resources to run the Company’s operations for at least the next twelve months.

Capital Requirements

Management of the operating subsidiaries evaluates the facilities and reviews equipment requirements for existing and projected contracts on a regular basis. An annual capital plan is generated by management, as needed and submitted to the Board of Directors for review and approval. In fiscal year 2011 there were $16,000 in capital expenditures for new and replacement equipment.

At June 30, 2011, PHAZAR CORP had cash and cash equivalents of $1,169,318. Deferred revenue at June 30, 2011, was $2,355.

Cash Flows

Operating Activities

The $270,170 of cash flow provided by operations consists of a $994,082 loss from discontinued operations offset by a $580,494 decrease in accounts payable. The $994,082 loss from discontinued operations represents all revenues, costs of goods sold, selling general and administration costs, research and development costs and cost of inventory written off for the fiscal year ended June 30, 2011. The $580,494 decrease in accounts payable is attributed to the timing of goods received for inventory at fiscal year 2010 year end and paid in early fiscal year 2011.

Investing Activities

Cash of $504,691 was used in investing activities during the fiscal year ending June 30, 2011, which consists of the $488,691 funding of notes receivable (see Note 5 of the Notes to the Consolidated Financial Statements) and $16,000 was used to purchase property and equipment.

On December 8, 2009, the Company entered into a $500,000 Principal 8% Per Year Senior Secured Convertible Note with Tracciare, Inc. due in full on May 31, 2011. In addition, the Company received a warrant to purchase up to eighty percent of Tracciare’s equity for a total price of $500,000. In March, 2011, the note was amended to extend the maturity date to June 30, 2013. At June 30, 2011 Tracciare, Inc. had drawn all of the $500,000 note, along with additional fundings in the amount of $463,684 all under separate notes with the same terms and agreements as the original note.

Traccaire, Inc. is a development-stage company in the pilot-project phase. It focuses on automated meter intelligence for municipal utility customers.

Financing Activities

There were no financing activities requiring cash during the fiscal year ending June 30, 2011 and 2010. However there were non cash federal income tax benefits related to the stock based compensation expensed during the years ended June 30, 2011 and 2010 in the amounts of $35,104 and $145,810, respectively. At June 30, 2011 and 2010, PHAZAR CORP had no long-term debt outstanding.

Item 8. Financial Statements.

PHAZAR CORP consolidated financial statements for the fiscal year ended June 30, 2011, the one month period ended June 30, 2010 and fiscal year ended May 31, 2010.

PHAZAR CORP

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders

PHAZAR CORP and Subsidiaries

We have audited the accompanying consolidated balance sheets of PHAZAR CORP and Subsidiaries as of June 30, 2011, June 30, 2010 and May 31, 2010, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended June 30, 2011, one month period ended June 30, 2010 and the year ended May 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PHAZAR CORP and subsidiaries as of June 30, 2011, June 30, 2010 and May 31, 2010, and the results of their operations and their cash flows for the year ended June 30, 2011, one month period ended June 30, 2010 and the year ended May 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas

September 22, 2011

PHAZAR CORP AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	June 30, 2011	June 30, 2010	May 31, 2010
CURRENT ASSETS
Cash and cash equivalents	$1,169,318	$1,403,839	$2,030,774
Accounts receivable:	785,664	1,207,057	748,671
Trade, net of allowance for doubtful accounts of $0
as of June 30, 2011, June 30, 2010 and May 31, 2010
Inventories	2,732,232	2,642,607	3,012,904
Prepaid expenses and other assets	125,989	75,544	95,586
Income taxes receivable	236,366	286,769	316,374
Deferred income taxes	224,875	96,169	105,314
Assets held for discontinued operations	-	789,112	468,170
Total current assets	5,274,444	6,501,097	6,777,793

Property and equipment, net	1,043,435	1,159,195	1,170,090

Notes receivable	963,684	474,993	432,146
Long - term deferred income tax	252,617	226,314	232,188
TOTAL ASSETS	$7,534,180	$8,361,599	$8,612,217

CURRENT LIABILITIES
Accounts payable	$216,575	$797,069	$477,111
Accrued liabilities	284,969	372,476	538,952
Deferred revenues	2,355	28,703	207,514
Liabilities held for discontinued operations	178,060	87,607	360 ,120
Total current liabilities	$681,959	$1,285,855	$1,583,697

TOTAL LIABILITIES	$681,959	$1,285,855	$1,583,697

COMMITMENTS AND CONTINGENCIES	-	-	-

SHAREHOLDERS’ EQUITY

Preferred Stock, $1 par, 2,000,000 shares authorized, none issued or outstanding, attributes to be determined when issued	-	-	-

Common stock, $0.01 par, 6,000,000 shares authorized and 2,385,128, 2,378,728 and 2,378,428 issued and outstanding on June 30, 2011, June 30, 2010 and May 31, 2010, respectively	23,852	23,788	23,785

Additional paid in capital	4,517,234	4,414,050	4,403,261
Treasury stock, at cost, 74,691 shares on June 30, 2011, June 30, 2010 and May 31, 2010	(215,918)	(215,918)	(215,918)
Retained earnings	2,527,053	2,853,824	2,817,392
Total shareholders’ equity	6,852,221	7,075,744	7,028,520

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,534,180	$8,361,599	$8,612,217

See accompanying Notes to the Consolidated Financial Statements

PHAZAR CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

		Twelve Months Ended	One Month Ended	Twelve Months Ended
		June 30, 2011	June 30, 2010	May 31, 2010
Sales and contract revenues		$8,399,586	$1,002,331	$6,997,833
Cost of sales and contracts		4,713,705	442,284	4,019,752
Gross profit		3,685,881	560,047	2,978,081

Selling, general and administration expenses		2,586,064	318,886	3,272,281
Research and development costs		160,611	7,813	209,154
Total selling, general and administration expenses		2,746,675	326,699	3,481,435

Operating income (loss)		939,206	233,348	(503,354)

Other income (expense)
Interest income(expense) net		56,558	(3,237)	11,195
Other income		21,757	1,110	27,999
Total other income (expense)		78,315	(2,127)	39,194

Income (loss) from operations before income taxes		1,017,521	231,221	(464,160)

Income tax expense (benefit)		350,210	95,679	(157,541)

Net income (loss) before discontinued operations		667,311	135,542	(306,619)

Loss from discontinued operations		(1,506,185)	(150,167)	(956,629)
Income tax benefit from discontinued operations		512,103	51,057	325,254
Net discontinued operations expense		(994,082)	99,110)	(631,375)

Net income (loss)	$	(326,771)	$36,432	$(937,994)

Basic income (loss) per common share
Continuing operations		$0.29	$0.06	$(0.13)
Discontinued operations		(0.45)	(0.04)	(0.28)
Net income (loss)		$(0.14)	$0.02	$(0.41)

Diluted income (loss) per common share
Continuing operations		$0.29	$0.06	$(0.13)
Discontinued operations		(0.45)	(0.04)	(0.28)
Net income (loss)		$(0.14)	$0.02	$(0.41)

Basic weighted average of common shares O/S		2,275,300	2,303,807	2,300,191
Diluted weighted average of common shares O/S		2,275,300	2.303,807	2,300,191

See accompanying Notes to the Consolidated Financial Statements

PHAZAR CORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended	One Month Ended	Fiscal Year Ended
	June 30, 2011	June 30, 2010	May 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(326,771)	$36,432	$(937,994)
Adjustments to reconcile net income (loss) to net cash
Provided by (used in) operating activities:
Depreciation	131,760	10,895	142,299
Loss from discontinued operations	994,082	99,110	631,375
Stock based compensation	103,248	10,792	428,855
Deferred federal income tax	(155,009)	15,017	(145,654)
Changes in operating assets and liabilities:
Accounts receivable	421,393	(458,386)	(85,172)
Inventories	(89,625)	370,297	(644,179)
Income taxes receivable	50,403	29,605	26,771
Prepaid expenses and other assets	(50,445)	20,043	(19,326)
Accounts payable	(580,494)	319,958	261,271
Accrued liabilities	(87,507)	(166,476)	52,286
Deferred revenues	(26,348)	(178,810)	190,630
Net cash used in discontinued operations	(114,517)	(692,565)	(576,334)
Net cash provided by (used in) operating activities	270,170	(584,088)	(675,172)

CASH FLOWS FROM INVESTING ACTIVITIES:
Funding of notes receivable	(488,691)	(42,847)	(432,146)
Purchase of property and equipment	(16,000)	-	(172,248)
Purchase of treasury stock	-	-	(10,307)
Net cash used in investing activities	(504,691)	(42,847)	(614,701)

Net decrease in cash and cash equivalents	(234,521)	(626,935)	(1,289,873)
CASH AND CASH EQUIVALENTS, beginning of period	1,403,839	2,030,774	3,320,647
CASH AND CASH EQUIVALENTS, end of period	$1,169,318	$1,403,839	$2,030,774

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest expense	$-	$-	$-
Income taxes	$262,500	$-	$-

See accompanying Notes to the Consolidated Financial Statements

PHAZAR CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid in Capital	Treasury Stock	Retained Earnings	Total
	Number of Shares	Amount
Balance May 31, 2009	2,371,728	$23,718	$3,974,474	$(205,611)	$3,755,386	$7,547,967

Stock issued to Directors	6,700	67	23,159	-	-	23,226

Stock based compensation	-	-	405,628	-	-	405,628

Purchase of treasury stock	-	-	-	(10,307)	-	(10,307)

Net loss	-	-	-	-	(937,994)	(937,994)
Balance, May 31, 2010	2,378,428	$23,785	$4,403,261	$(215,918)	$2,817,392	$7,028,520

Stock issued to Directors	300	3	924	-	-	927

Stock based compensation	-	-	9,865	-	-	9,865

Net income	-	-	-	-	36,432	36,432

Balance, June 30, 2010	2,378,728	$23,788	$4,414,050	(215,918)	$2,853,824	$7,075,744

Stock issued to Directors	6,400	64	22,934	-	-	22,998

Stock based compensation	-	-	80,250	-	-	80,250

Net loss	-	-	-	-	(326,771)	(326,771)

Balance, June 30, 2011	2,385,128	$23,852	$4,517,234	$(215,918)	$2,527,053	$6,852,221

See accompanying Notes to the Consolidated Financial Statements

PHAZAR CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS AND NATURE OF OPERATION

PHAZAR CORP operates as a holding company with Antenna Products Corporation, Phazar Antenna Corp., and Thirco, Inc. as its wholly owned subsidiaries. Antenna Products Corporation is an operating subsidiary that designs, manufactures and markets antenna systems, towers, and communication accessories worldwide. The United States Government, military and civil agencies, and prime contractors represent Antenna Products Corporation’s principal customers. Phazar Antenna Corp. is a separate legal entity that currently operates as a small division of Antenna Products Corporation. Thirco, Inc. serves as an equipment leasing company to Antenna Products Corporation. The Company’s operations are performed in Texas for customers throughout the United States and international markets.

The only major customer with ten percent or more of revenues is the United States Government, who was the single largest customer and accounted for 36%, 22% and 28% of the sales volume for fiscal year ended June 30, 2011, one month period ended June 30, 2010 and fiscal year ended May 31, 2010, respectively.

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

The audited consolidated balance sheet, statement of operations, statement of cash flows and the statement of shareholder’s equity for the one month period, from June 1, 2010 through June 30, 2010, are incorporated in the fiscal year ended June 30, 2011 Form 10-K.

Allowance for Doubtful Accounts

The carrying value of our accounts receivable is continually evaluated based on the likelihood of collection. An allowance is provided, if required, for estimated losses resulting from our customers’ inability to make required payments. The allowance is determined by historical experience of uncollected accounts, the level of past due accounts, information about specific customers with respect to their inability to make payments and future expectations of conditions that might impact the collectability of accounts receivable.

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

PHAZAR CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Foreign Sales

Antenna Products Corporation’s sales in international markets are primarily to foreign governments or prime contractors to foreign governments and, as such, represent a small percentage of the overall Company annual volume. Phazar Antenna Corp. has sales in international markets to commercial customers. The level of profits from the commitment of assets to this portion of the business is no greater or no less than that of other market segments. International sales for fiscal years 2011 and 2010 were 7.8% and 10.6%, respectively, of total sales. There were no foreign countries with sales greater than 5% of total sales for fiscal year ended June 30, 2011 and the one month period ended June 30, 2010. Canada was the only country with sales of 5.0% or more in the fiscal year ended May 31, 2010.

Inventories

Inventories are valued at the lower of cost or market, with cost determined on the first-in, first-out basis. Market is replacement cost or net realizable value. Work in progress and finished goods include material, labor and overhead.

Property and Equipment

Property and equipment are recorded at cost and depreciated by the straight-line method over the expected useful lives of the assets. The estimated useful lives are: building and improvements - 15 to 30 years; machinery and equipment - 10 years; automobiles and equipment - 10 years; and office furniture and fixtures - 10 years. Expenditures for normal maintenance and repairs are charged to expense, and significant improvements are capitalized. The cost of assets sold or abandoned and the related accumulated depreciation are eliminated from the accounts and the net amount, less proceeds from disposal, is charged or credited to income.

Impairment of Long-Lived Assets and Identifiable Intangible Assets

Management periodically evaluates the carrying value of long-lived assets, including identifiable intangible assets, to be held and used for potential impairment. The carrying value of long-lived assets to be held and used is considered impaired when the carrying value is not recoverable through undiscounted future cash flows and the fair value of the asset is less than its carrying value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved.

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

Research and Development Costs

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the year ended June 30, 2011, the one month period ended June 30, 2010 and the year ended May 31, 2010, were $160,611, $7,815 and $209,154, respectively.

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

Stock-based Employee Compensation

On June 1, 2006, the Company adopted the accounting standard which required companies to recognize in their statement of operations the cost of employee services received in exchange for awards of equity instruments. The costs were based on their fair values at the time of the grant. The company uses the Black-Scholes option pricing model to determine the fair value of stock options granted to employees. Stock based compensation recognized in fiscal year ended 2011, the one month period ended June 30, 2010 and the fiscal year ended 2010 were $103,248, $10,792 and $428,855, respectively.

The income tax benefit related to stock-based compensation expense was $35,104, $3,669 and $145,810 for the year ended June 30, 2011, the one month period ended June 30, 2010 and the year ended May 31, 2010, respectively.

Shares, Per Share Data, Earnings Per Share, and Stock Split, and Common Stock Par Value

Earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Weighted average shares outstanding were 2,275,300, 2,303,807 and 2,300,191 for the year ended June 30, 2011, the one month period ended June 30, 2010 and the year ended May 31, 2010, respectively.

Dilutive effect of stock options outstanding for the fiscal year ended June 30, 2011, one month period ended June 30, 2010 and the fiscal year ended May 31, 2010, are computed as follows:

	Fiscal Year	One Month	Fiscal Year
	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	May 31, 2010
Numerator:
Net income (loss)	$ (326,771)	$ 36,432	$ (937,994)
Numerator for basic and diluted earnings per share	$ (326,771)	$ 36,432	$ (937,994)

Denominator:
Weighted-average shares outstanding-basic	2,275,300	2,303,807	2,300,191
Effect of dilutive securities:
Stock options	-	-	-

Denominator for diluted earnings per share- Weighted-average shares	2,275,300	2,303,807	2,300,191

Basic loss per share	$ (0.14)	$ 0.02	$ (0.41)

Diluted loss per share	$ (0.14)	$ 0.02	$ (0.41)

PHAZAR CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Deferred Revenue

Payments which are received in advance of the completion of the related phase of a contract are recorded as deferred revenue when received. Revenue is recognized when earned based on cost incurred to date plus estimated profit margin in relation to the total estimated cost plus profit margin on the entire project. Estimated losses will be recognized in their entirety when they become apparent. Deferred revenue recorded at fiscal year ended June 30, 2011, the one month period ended June 30, 2010 and fiscal year ended May 31, 2010 is $2,355, $28,703 and $207,514, respectively.

Shipping and Handling Costs

The Company includes all shipping and handling costs together with cost of sales in the accompanying statements of operations.

NOTE 3. INVENTORIES

The major components of inventories are as follows:

	June 30, 2011	June 30, 2010	May 31, 2010

Raw materials	$ 1,074,044	$ 1,023,375	$ 1,335,726
Work in process	324,657	910,187	848,362
Finished goods	1,333,531	709,045	828,816

Total inventories	$ 2,732,232	$ 2,642,607	$ 3,012,904

Certain allocable overhead costs such as depreciation, insurance, property taxes and utilities are included in inventory based upon percentages developed by the Company. The aggregate amount of these costs included in inventory as of June 30, 2011, June 30, 2010 and May 31, 2010, was $803,901, $960,195 and $959,478, respectively.

All of the above stated inventories are that of the operating subsidiaries, Antenna Products Corporation and Phazar Antenna Corp. No other subsidiaries carry inventory.

NOTE 4. PROPERTY AND EQUIPMENT

The following is a summary of the Company’s property and equipment:

	Estimated
	Useful Life	June 30, 2011	June 30, 2010	May 31, 2010

Land		$ 375,136	$ 375,136	$ 375,136
Buildings and improvements	15-30 years	1,873,217	1,873,217	1,873,217
Machinery and equipment	10 years	3,645,011	3,629,011	3,629,011
Automobiles and equipment	10 years	107,541	107,541	107,541
Office furniture and fixtures	10 years	429,070	505,850	505,850
		6,429,975	6,490,755	6,490,755
Less accumulated depreciation		(5,386,540)	(5,331,560)	(5,320,665)
Net property and equipment		$ 1,043,435	$ 1,159,195	$ 1,170,090

NOTE 5. NOTES RECEIVABLE

On December 8, 2009, the Company entered into a $500,000 Principal 8% Per Year Senior Secured Convertible Note with Tracciare, Inc. due in full on May 31, 2011. In addition, the Company received a warrant to purchase up to eighty percent

PHAZAR CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 5. NOTES RECEIVABLE – continued

of Tracciare’s equity for a total price of $500,000. In March, 2011, the note was amended to extend the maturity date to June 30, 2013. At June 30, 2011 Tracciare, Inc. had drawn all of the $500,000 note, along with additional fundings in the amount of $463,684 all under separate notes with the same terms and agreements as the original note and amendment.

NOTE 6. INCOME TAXES

Components of the provision for income taxes were as follows:

	Fiscal Year	One Month	Fiscal Year
	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	May 31, 2010

Federal income taxes computed at statutory rate	$(166,167)	$27,578	$(483,068)

Permanent differences
Meals and entertainment	3,030	307	-
Domestic production deduction	-	(3,272)	-
Other	-	-	2,621

Other reconciling items
Federal deferred pool true-ups	4,571	20,009	-
Non-deductible expenses and other	(3,327)	-	(2,348)

Total	$(161,893)	$44,622	$(482,795)

Current federal income taxes	(3,187)	33,080	(316,374)
Deferred federal income taxes	(155,009)	15,017	(145,859)
Federal true-up (current)	(163)	(3,475)	-
Other	(3,534)	-	(20,562)

Total tax expense (benefit)	$(161,893)	$44,622	$(482,795)

The components of the deferred tax assets and liabilities are as follows:

	Fiscal Year	One Month	Fiscal Year
	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	May 31, 2010
Deferred tax assets:
Accrued liabilities, due to warranty accrual	$ 26,322	$ 69,103	$ 69,103
Accrued liabilities, due to vacation and compensation accrual	20,300	27,068	36,211
Intangible assets, due to difference in amortization	40,188	50,379	52,872
Compensation, stock options vested	287,580	261,005	265,234
Inventory write-off from discontinued operations	178,253	-	-

Total deferred tax assets	$ 52,643	$ 407,555	$ 423,420

Deferred tax liabilities:
Property and equipment, principally due to depreciation
Difference	$ (74,943)	$ (85,072)	$ (85,918)
Other, net	(208)	-	-

Total deferred tax liabilities	$ (75,151)	$ (85,072)	$ (85,918)

Deferred income tax assets, net of deferred tax liabilities	$ 477,492	$ 322,483	$ 337,502

PHAZAR CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 6. INCOME TAXES – continued

The net deferred tax assets are classified on the balance sheet as follows:

Current deferred tax assets	$ 224,875	$ 96,169	$ 105,314
Non-current deferred tax assets, net	252,617	226,314	232,188

Net deferred tax assets	$ 477,492	$ 322,483	$ 337,502

There are no uncertain tax positions expected to be taken on the 2010 federal or state tax returns to be filed, and no liability has been recorded for any prior years that are still subject to examination by federal or state taxing jurisdictions. Accordingly, no additional disclosures have been made on the current financial statements regarding FASB ASC 740-10. As Company policy, accrued interest or penalties associated with unrecognized tax benefits will be recorded as income tax expense. Since there is no applicable liability under FASB ASC 740-10 for 2010, no interest or penalties are included in the Consolidated Statement of Operations. The Company and its subsidiaries file a consolidated federal tax return. The 2007-2010 federal tax returns are currently open under the statute of limitations. State income tax returns are generally open for examination for a period of 3-5 years after the filing of the respective return. The Company and its subsidiaries have no federal or state returns currently under examination, appeals or litigation.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Concentration of Credit Risk

The Company deposits its cash primarily in deposit accounts with major banks. Certain cash deposits may occasionally be in excess of federally insured limits. The Company has not incurred losses related to its cash.

The Company sells many of its products to the United States Government, both military and civilian agencies and prime contractors. Although the Company might be directly affected by the well-being of the defense industry, management does not believe significant credit risk exists at June 30, 2011.

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

PHAZAR CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 7. COMMITMENTS AND CONTINGENCIES – continued

Product Warranties

PHAZAR CORP’s management estimates accrued warranty expense based on warranty work received but not performed and on analysis of historical trends including actual expense as a percent of sales.

Changes in accrued warranty liability, are as follows:

	Fiscal Year	One Month	Fiscal Year
	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	May 31, 2010

Beginning balance	$ 203,244	$ 203,244	$ 138,702
Cost incurred for rework	(132,238)	-	(116,239)
Accrual for current year estimate	-	-	203,244
Change in accrued estimate	6,412	-	(22,463)

Ending balance	$ 77,418	$ 203,244	$ 203,244

NOTE 8. STOCK OPTIONS

In October 2006, a majority of the PHAZAR CORP shareholders approved the 2006 Incentive Stock Option Plan (the "Plan"). Options for 250,000 shares of common stock are authorized under this plan. Options granted may be either Incentive Stock Options or Non-Statutory Stock Options, at the discretion of the Board. There have been 207,700 options granted (net of forfeitures) under this plan as of June 30, 2011.

The PHAZAR CORP 2009 Equity Incentive Plan was approved by a majority of the PHAZAR CORP shareholders in October 2009. Options for 273,600 shares of common stock are authorized under this plan. Options granted under this plan may be either Incentive Stock Options or Non-Statutory Stock Options, at the discretion of the Board. As of June 30, 2011, there have been 70,500 options granted and stock issued to Directors under this plan and 156,100 options available under the plan.

A summary of the status of the Company’s outstanding stock options issued under separate employment agreements as of June 30, 2011, June 30, 2010 and May 31, 2010 and changes for the periods then ended are as follows:

	Outstanding Options
	Number of Options	Weighted Average Exercise Price

Outstanding at May 31, 2010	355,400	4.50
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at June 30, 2010	355,400	4.50
Granted	-
Exercised	-
Forfeited	(89,700)	5.43

Outstanding at June 30, 2011	265,700	3.76

PHAZAR CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 8. STOCK OPTIONS – continued

	Fiscal Year	One Month	Fiscal Year
	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	May 31, 2010
Number of options vested	122,034	160,733	160,733
Weighted average remaining contract life – years	7.48	8.20	8.20

Number of options exercisable	122,034	160,733	160,733

The following table details stock-based compensation expense included in the statement of operations for the fiscal year ended June 30, 2011, one month period ended June 30, 2010 and fiscal year ended May 31, 2010.

	Fiscal Year	One Month	Fiscal Year
	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	May 31, 2010

Selling, general and administrative expense	$ 103,248	$ 10,792	$ 428,855
FIT Provision	(35,104)	(3,669)	(145,810)
Impact on net income (loss)	$ 68,144	$ 7,123	$ 283,485
Impact on net income per share - Basic and diluted EPS	$ 0.03	$ 0.00	$ 0.12

PHAZAR CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 9. DISCONTINUED OPERATIONS

In January 2011, the Company announced that after a thorough review of the progress and status of the True Mesh Network Radio program, the Board of Directors concluded that commercial viability and profitability was unlikely to be achievable in the foreseeable future and voted to discontinue further development. As a result, for the year ended June 30, 2011, the Company recorded a charge of $994,082, of which $508,546 relates to activity prior to the decision to discontinue operations and a charge of $99,110 and $631,375 for discontinued operations, net of tax, for the one month period ended June 30, 2010 and for the year ended May 31, 2010, respectively.

	Fiscal Year	One Month	Fiscal Year
	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	May 31,2010

The following is a summary of the results of the
discontinued operations:
Revenues	$193,930	$3,042	$640,778
COGS (including inventory write offs)	(992,278)	(34,393)	(344,350)
	(798,348)	(31,351)	296,428

Selling, general and administration expense	(257,594)	(33,941)	(411,190)
Research and development costs	(450,243)	(84,875)	(841,867)
	(707,837)	(118,816)	(1,253,057)

Net loss before income taxes	$(1,506,185)	$(150,167)	$(956,629)

Provision (benefit) for income taxes	(512,103)	(51,057)	(325,254)
Net loss	$(994,082)	$(99,110)	$(631,375)

The following is a summary of the assets and
liabilities of discontinued operations:
Assets of discontinued operations:
Inventories	$-	$789,112	$468,170
Total assets of discontinued operations	$-	$789,112	$468,170

Liabilities of discontinued operations:
Accrued liabilities	$178,060	$87,607	$360,120
Total liabilities of discontinued operations	$178,060	$87,607	$360,120

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

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of June 30, 2011. In making their assessment, the Company's Chief Executive Officer and Chief Financial Officer were guided by the releases issued by the SEC and to the extent applicable was based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011. The Company has had no change during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information

None

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item with regard to executive officers is as follows:

Mr. Garland Asher, age 66, has served as President and Chief Executive Officer since September, 2008 and as a Director since October, 2007. Mr. Asher served as Director and Chairman of the Audit Committee of Universal Power Group, Inc., a power equipment and battery distributor from December, 2006 through August 2008. Mr. Asher has served as a member of the City of Fort Worth Audit Committee from 2006 through 2008. Mr. Asher served as President and COO of Integration Concepts, Inc., a healthcare software company, from September 1999 through June 2004. Since then he has been involved in personal investment activities.

Ms. Deborah Inzer, age 61, has served as Vice President, Chief Financial Officer and Treasurer of PHAZAR CORP since March 2008. Ms. Inzer served as Controller of Shared Technologies, Inc., a telecommunications company from January, 2005 until March, 2008. Ms. Inzer has served as Vice President, Accounting and Controller at Dave & Buster's in Dallas, Texas from 1999 to 2005 and Senior Vice President, Accounting at AmBrit Energy Corp in Dallas, Texas from 1989 to 1999.

Information regarding directors of the Company required by this Item is incorporated by reference to the section entitled “Election of Directors” set forth in the Proxy Statement for our 2011 Annual Meeting of Shareholders.

The information regarding compliance and the evaluation of late filings under Section 16(a) of the Exchange Act required by this Item is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” set forth in the Proxy Statement for our 2011 Annual Meeting of Shareholders.

Information regarding our audit committee financial experts and code of ethics and business conduct required by this item is incorporated by reference to the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership” set for in the Proxy Statement for our 2011 Annual Meeting of Shareholders.

The Company has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers and employees. The Code of Business Conduct and Ethics is on the Company’s website at www.phazarcorp.com under the caption “Corporate Governance”

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” and the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership – Fees Paid to Directors” set forth in our Proxy Statement for our 2011 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the section entitled “Executive Compensation” and the section entitle “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership – Security Ownership of Management” set forth in the Proxy Statement for our 2011 Annual Meeting of Shareholders.

The following table provides a summary of information as of June 30, 2011, relating to our equity compensation plans in which our Common Stock is authorized for issuance.

Equity Compensation Plan Information:
	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)

Equity Compensation Plans approved by shareholders (1)	207,700	4.29	42,300

Equity Compensation Plans approved by shareholders (2)	58,000	3.86	156,100

(1)     Consists of the 2006 Incentive Stock Option Plan

(2)     Consists of the 2009 Equity Incentive Plan adopted by the Board of Directors on April 8, 2009

Item 13. Certain Relationships and Related Transactions.

None

Item 14. Principal Accountant Fees and Services

Information required by this Item is incorporated by reference to the section entitled “Audit Fees”, are set forth in our Proxy Statement for our 2011 Annual Meeting.

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

(b) Reports on Form 8-K.

On July 22, 2010, the registrant filed a Form 8-K for the purpose of disclosing the departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

On October 12, 2010, the registrant filed a Form 8-K for the purpose of announcing its first quarter financial results

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

On February 2, 2011, the registrant filed a Form 8-K for the purpose of announcing the appointment of an additional director

On February 14, 2011, the registrant filed a Form 8-K for the purpose of disclosing a notice of listing deficiency letter from NASDAQ

On April 7, 2011, the registrant filed a Form 8-K for the purpose of disclosing that NASDAQ had accepted the proposed listing compliance plan and closed the listing deficiency matter

On May 12, 2011, the registrant filed a Form 8-K for the purpose of announcing its third quarter 2011 financial results

On June 2, 2011, the registrant filed a Form 8-K for the purpose of announcing a contract award to Antenna Products Corporation

On August 24, 2011, the registrant filed a Form 8-K for the purpose of announcing its third quarter 2011 financial results

On September 12, 2011, the registrant filed a Form 8-K for the purpose of announcing personnel additions to Antenna Products Corporation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: September 22, 2011

PHAZAR CORP

/s/ Garland P. Asher

BY:   Garland P. Asher, President and

Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary W. Havener	Director	September 22, 2011
Gary W. Havener

/s/ James Kenney	Director	September 22, 2011
James Kenney

/s/ R. Allen Wahl	Director	September 22, 2011
R. Allen Wahl

/s/ Thomas B. Reynolds	Director	September 22, 2011
Thomas B. Reynolds

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

Exhibit 4.(ii) - Loan agreement between Antenna Products Corporation and Texas Bank, dated September 30, 1991, incorporated by reference to the like numbered exhibit in the Registrant’s Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000, filed on February 20, 2004

Exhibit 10.b - Agreement with Garland Asher dated January 24, 2009 incorporated by reference to the like-numbered exhibit in the Registrant's Form 10-Q filed on January 14, 2009

Exhibit 14.1- Code of Ethics and Business Conduct for the Senior Executive Officers and Senior Financial Officers incorporated by reference to the like numbered exhibit in the Registrant’s annual report on form 10-KSB for the fiscal year ended May 31, 2004, filed on August 6, 2004

Exhibit 21. - A list of all subsidiaries of the Registrant, incorporated by reference to the like numbered exhibit in the Registrant’s Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000 filed on February 20, 2004

Exhibit 23.1 - Consent of Weaver & Tidwell, LLP

Exhibit 31.1 - Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2 - Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32.1 - Section 1350 Certification

Exhibit 99.1 - Nominating Committee Charter incorporated by reference to the like numbered exhibit in the Registrant’s Form 8-K filed on November 7, 2005

Exhibit 99.1(2) - Revised Audit Committee Charter dated July 21, 2010 incorporated by reference to the like numbered exhibit in the Registrant’s Form 10-K filed on August 20, 2010