Form 10-Q
period 2011-09-30
PHAZAR CORP
filed 2011-11-09
CIK 724267

U.S. Securities and Exchange Commission
Washington D.C.  20549

Form 10-Q

(Mark One)
[  X  ]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,387,828 as of October 20, 2011.

PHAZAR CORP AND SUBSIDIARIES
INDEX TO FORM 10-Q

		PAGE
PART I	FINANCIAL INFORMATION	NUMBER

Item 1.	Financial Statements for PHAZAR CORP
	and Subsidiaries

	Consolidated Balance Sheets -
	September 30, 2011 (unaudited), June 30, 2011	3

	Consolidated Statements of Operations (unaudited) -
	Three Months Ended September 30, 2011 and 2010	4

	Consolidated Statements of Cash Flows (unaudited) -
	Three Months Ended September 30, 2011 and 2010	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of	8
	Financial Condition and Results of Operations

Item 4.	Controls and Procedures	10

	Management’s Evaluation of Internal Controls over Financial Reporting	10

	Disclosure Controls and Procedures	10

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 5.	Other Information	10

Item 6.	Exhibits and Reports on Form 8-K	10

	Signature	11

	Certifications

Item 1.                Financial Statements

PHAZAR CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2011 AND JUNE 30, 2011

	September 30, 2011(Unaudited)	June 30, 2011
CURRENT ASSETS
Cash and cash equivalents	$1,277,849	$1,169,318
Accounts receivable:	449,966	785,664
Trade, net of allowance for doubtful accounts of $0
as of September 30 , 2011 and June 30, 2011
Inventories	2,862,915	2,732,232
Prepaid expenses and other assets	81,847	125,989
Income taxes receivable	292,945	236,366
Deferred income taxes	224,875	224,875
Total current assets	5,190,397	5,274,444

Property and equipment, net	1,048,339	1,043,435

Note receivable	1,111,718	963,684
Long - term deferred income tax	256,808	252,617
TOTAL ASSETS	$7,607,262	$7,534,180

CURRENT LIABILITIES
Accounts payable	$307,221	$216,575
Accrued liabilities	435,437	284,969
Deferred revenues	-	2,355
Liabilities held for discontinued operations	114,571	178,060
Total current liabilities	$857,229	$681,959

TOTAL LIABILITIES	$857,229	$681,959

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Preferred Stock, $1 par, 2,000,000 shares authorized, none issued
or outstanding, attributes to be determined when issued	-	-

Common stock, $0.01 par, 6,000,000 shares authorized
and 2,387,528, and 2,385,128 issued on September 30, 2011 and June 30, 2011, respectively	23,876	23,852

Additional paid in capital	4,535,277	4,517,234
Treasury stock, at cost, 74,691 shares on September 30, 2011 and June 30, 2011	(215,918)	(215,918
Retained earnings	2,406,798	2,527,053
Total shareholders’ equity	6,750,033	6,852,221

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,607,262	$7,534,180

See accompanying Notes to the Unaudited Consolidated Financial Statements.

PHAZAR CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	Three Months Ended
	September 30, 2011 (Unaudited)	September 30, 2010(Unaudited)
Sales and contract revenues	$1,415,218	$2,524,139
Cost of sales and contracts	779,319	1,259,767
Gross profit	635,899	1,264,372

Selling, general and administration expenses	745,370	581,143
Research and development costs	99,462	14,264
Total selling, general and administration expenses	844,832	595,407

Operating income (loss)	(208,933)	668,965

Other income
Interest income (net)	38,292	13,289
Other income	6,480	12,674
Total other income	44,772	25,963

Income (loss) from operations before income taxes	(164,161)	694,928

Income tax expense (benefit)	(55,815)	236,276

Net income (loss) before discontinued operations	(108,346)	458,652

Loss from discontinued operations	(18,044)	(312,044)
Income tax benefit from discontinued operations	6,135	106,095
Net loss from discontinued operations	$(11,909)	$(205,949)

Net income (loss)	$(120,255)	$252,703

Basic income (loss) per common share
Continuing operations	$(0.05)	$0.20
Discontinued operations	(0.00)	(0.09)
Net income (loss)	$(0.05)	$0.11

Diluted income (loss) per common share
Continuing operations	$(0.05)	$0.20
Discontinued operations	(0.00)	(0.09)
Net income (loss)	$(0.05)	$0.11

Basic weighted average of common shares outstanding	2,311,124	2,304,659
Diluted weighted average of common shares outstanding	2,311,124	2,304,659

See accompanying Notes to the Unaudited Consolidated Financial Statements.

PHAZAR CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	Three Months Ended
	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(120,255)	$252,703
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	32,347	32,842
Loss from discontinued operations	11,909	205,949
Stock based compensation	18,066	31,947
Deferred income taxes	(4,191)	(13,306)
Changes in operating assets and liabilities:
Accounts receivable	335,698	(179,600)
Inventories	(130,683)	(226,192)
Income taxes receivable	(56,579)	(29,605)
Prepaid expenses and other assets	44,142	(14,292)
Accounts payable	90,646	(277,810)
Accrued expenses	150,468	194,419
Federal income tax liability	-	142,594
Deferred revenues	(2,355)	30,960
Net cash used in discontinued operations	(75,398)	(169,890)
Net cash provided by (used in) operating activities	293,815	(19,281)

CASH FLOWS FROM INVESTING ACTIVITIES:
Funding of note receivable	(148,034)	(80,000)
Purchase of property and equipment	(37,250)	(16,003)
Net cash used in investing activities	(185,284)	(96,003)

Net change in cash and cash equivalents	108,531	(115,284)
CASH AND CASH EQUIVALENTS, beginning of period	1,169,318	1,403,839
CASH AND CASH EQUIVALENTS, end of period	$1,277,849	$1,288,555

See accompanying Notes to the Unaudited Consolidated Financial Statements.

PART I
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2011 and June 30, 2011, the results of operations for the three months ended September 30, 2011 and September 30, 2010, and the cash flows for the three months ended September 30, 2011 and 2010.  These results have been determined on the basis of generally accepted accounting principles in the United States of America and have been applied consistently with those used in the preparation of the Company’s audited consolidated financial statements for its fiscal year ended June 30, 2011.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2011.

Reclassifications

Certain prior year balances have been reclassified in the Consolidated Balance Sheet, Statement of Operations and Statement of Cash Flows to conform to the fiscal year 2012 presentation.

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

Earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Weighted average shares outstanding were 2,311,124 and 2,304,659 for the three month period ended September 30, 2011 and 2010, respectively.

	Three Months Ended
	September 30, 2011	September 30, 2010
Numerator:
Net income (loss)	$(120,255)	$252,703
Numerator for basic and diluted income (loss) per share	$(120,255)	$252,703

Denominator:
Weighted-average shares outstanding-basic	2,311,124	2,304,659
Effect of dilutive securities:
Stock options	-	-

Denominator for diluted income (loss) per share- Weighted-average shares	2,311,124	2,304,659

Basic income (loss) per share	$(0.05)	$0.11

Diluted income (loss) per share	$(0.05)	$0.11

NOTE 3     CONTINGENCIES

Litigation

On August 15, 2008, Janet McCollum, as personal representative of the Estate of Richard Alan Catoe,deceased, filed a wrongful death complaint against the University of West Florida, Diamond Enterprise, Inc.,North Safety Products, L.L.C. a/k/a North Safety Products, Inc. and Antenna Products Corporation (the “Lawsuit”) in Circuit Court in Escambia County, Florida.  Antenna Products Corporation is PHAZAR CORP's wholly owned and principal operating subsidiary.

The lawsuit alleges that the deceased fell to his death while climbing a ladder inside a water tower on theUniversity of West Florida campus to install antennas.  The lawsuit further alleges that while the deceased wasdescending the ladder, he wore an Antenna Products Corporation safety sleeve affixed to a safety rail manufactured by defendant  North Safety Products that was attached to the ladder and that the safety  sleeve and rail were allegedly defective  and failed to prevent the deceased from falling, thus causing his death.  Plaintiff seeks recovery of unspecified amounts from all the defendants.  Antenna Products Corporation denies any liability to plaintiff and anticipates being dismissed from the lawsuit.  However, if we were found to be responsible or liable, we would not expect such costs to be material to the Company.

PHAZAR CORP AND SUBSIDIARIES

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that affected the Company’s financial condition and operating results for the period included in the consolidated financial statements in Item 1.

Company Overview

PHAZAR CORP’s continuing operation is that of its subsidiaries, Antenna Products Corporation, Phazar Antenna Corp., and Thirco, Inc.  The management discussion presented in this item relates to the operations of subsidiary units and the associated consolidated financials.

PHAZAR CORP operates as a holding company with Antenna Products Corporation, Phazar Antenna Corp., and Thirco, Inc. as its wholly owned subsidiaries.  Antenna Products Corporation and Phazar Antenna Corp. are operating subsidiaries with Thirco, Inc. serving as an equipment leasing company to PHAZAR CORP’s operating units.  Antenna Products Corporation designs, manufactures and markets standard and custom antennas, guyed and self-supported towers, support structures, masts and communication accessories worldwide.  The United States Government, military and civilian agencies and prime contractors are Antenna Products Corporation’s principal customers.  Phazar Antenna Corp. supplies a broad range of multiple band antennas for the telecommunication market.

PHAZAR CORP is primarily a build-to-order company.  As such, most United States government and commercial orders are negotiated firm-fixed price contracts.

Executive Level Overview

The following table presents selected data of PHAZAR CORP.  This historical data should be read in conjunction with the consolidated financial statements and the related notes.

	Three Month Period Ended September 30,
	2011	2010
Net Sales	$1,415,218	$2,524,139

Gross profit margin percent	45%	50%

Net income (loss)	$(120,255)	$252,703
Net income (loss) per share	$(0.05)	$0.11

Total assets	$7,607,262	$8,648,807

Total liabilities	$857,229	$1,288,412

Capital expenditures	$37,250	$16,003

Results of Operations

First Quarter Ended September 30, 2011 (“2011”), Compared to the First Quarter Ended September 30, 2010 (“2010”)

PHAZAR CORP’s consolidated sales from operations were $1,415,218 for the quarter ended September 30, 2011 compared to sales of $2,524,139 for the first quarter ended September 30, 2010.  The Company’s revenue decreased $1,108,921 or 44%, as sales from our Instrument Landing System (ILS) and commercial wireless product lines are down $896,275 and $298,254, respectively quarter over quarter.

Cost of sales and contracts from operations were $779,319 for the quarter ended September 30, 2011 compared to $1,259,767 for the quarter ended September 30, 2010, down $480,448, or 38%.  Gross profit margins for the quarter, at 45% continue to remain strong, however down five basis points from the 50% gross profit margin reported in the comparable period last year.

The $164,227 or 28% increase in sales and administration expense for the three month period ended September 30, 2011 reflects a higher level of marketing wages, professional charges and trade show activity.  Research and development costs of $99,462 were up $85,198, for the three months ended September 30, 2011 compared to $14,264 in the prior year.  The increase represents continued product development for the commercial wireless product line and the redesign of an existing Instrument Landing System antenna.

The Company recorded a net loss of $120,255, or $0.05 per share for the three month period ended September 30, 2011 compared to net income of $252,703, or $0.11 per share for the comparable period in the prior year.

Liquidity and Capital Resources

Sources of Liquidity

Based on current trends, funds from operations, recovery of the federal income tax receivable and current cash balances PHAZAR CORP believes there are sufficient resources to run the Company’s operations for at least the next twelve months.

Capital Requirements

Management of the operating subsidiaries evaluates the facilities and reviews equipment requirements for existing and projected contracts on a regular basis.   In the first quarter of fiscal year 2012, there were $37,250 in capital expenditures for new and replacement equipment compared to $16,003 of expenditures in the first quarter of fiscal year 2011.   The Company does not anticipate any significant capital expenditures for improvements and new equipment during fiscal year 2012.

At September 30, 2011, PHAZAR CORP had cash and cash equivalents of $1,277,849.  There were no deferred revenues as of September 30, 2011.

Cash Flows

Operating Activities

Cash and cash equivalents of $1,277,849 at September 30, 2011 are up $108,531, or 9.3 % on a balance of $1,169,318 as of June 30, 2011. The primary components comprising the positive $293,815 of cash flow from operations consists of a $335,698 decrease in accounts receivable.  The decrease in account receivable reflects the decline in revenues for the quarter ended September 30, 2011.

Investing Activities

Cash of $185,284 was used in investing activities during the three month period ended September 30, 2011, which consists of $148,034 of funding of notes receivable and $37,250 of capital expenditures.

Financing Activities

There were no financing activities during the quarters ended September 30, 2011 and 2010.  At September 30, 2011 and 2010, PHAZAR CORP had no long-term debt outstanding.

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

The Company has had no change during the quarter ending September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of September 30, 2011. In making their assessment, the Company's Chief Executive Officer and Chief Financial Officer were guided by the releases issued by the SEC and to the extent applicable was based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

PART II
OTHER INFORMATION

Item 1.         Legal Proceedings

The information provided in Note 3 of the unaudited Consolidated Financial Statements is hereby incorporated into this Part II, Item I by reference.

Item 5.        Other Information

None.

Item 6.         Exhibits and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

 All other schedules have been omitted because the required information is shown in the consolidated financials or notes thereto, or they are not applicable.

3.   Exhibits.  See Index to Exhibits for listing of exhibits which are filed herewith or incorporated     by reference

(b)  Reports on Form 8-K

 On August 24, 2011, the registrant filed a Form 8-K for the purpose of announcing its fourth quarter and fiscal year end 2011 financial results

 On September 12, 2011, the registrant filed a Form 8-K for the purpose of announcing personnel additions to Antenna Products Corporation

 On September 28, 2011, the registrant filed a Form 8-K for the purpose of announcing theintroduction of new DAS (distributed antenna systems) antennas at the PCIA Infrastructure showin Dallas, Texas

 On October 19, 2011, the registrant filed a Form 8-K for the purpose of announcing its first quarter 2012 financial results

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHAZAR CORP

Date: November 9, 2011	By:	/s/ GARLAND P. ASHER
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

Exhibit 23.1 -	Consent of Weaver and Tidwell, L.L.P. incorporated by reference to the like numbered exhibit in the Registrant’s Form 10-K for the fiscal year ended June 30, 2011, filed on September 22, 2011

Exhibit 31.1 -	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (attached)

Exhibit 31.2 -	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (attached)

Exhibit 32.1 -	Section 1350 Certification (attached)

Exhibit 99.1 -	Nominating Committee Charter incorporated by reference to the like numbered exhibit in the Registrant’s Form 8-K filed on November 7, 2005

Exhibit 99.1(2) -	Audit Committee Charter incorporated by reference to the like numbered exhibit in the Registrant’s Form 10-K for the year ending May 31, 2010 filed on August 19, 2010

Exhibit 101:
EX-101.INS EX-101.SCH EX-101.CAL EX-101.LAB EX-101.PRE EX-101.DEF
XBRL Instance Document
XBRL Taxonomy Extension Schema
XBRL Taxonomy Extension Calculation Linkbase
XBRL Taxonomy Extension Label Linkbase
XBRL Taxonomy Extension Presentation Linkbase
XBRL Taxonomy Extension Definition Document