Form 10-Q
period 2011-12-31
PHAZAR CORP
filed 2012-02-01
CIK 724267

U.S. Securities and Exchange Commission
Washington D.C.  20549

Form 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

(940) 325-3301
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,389,828 as of January 19, 2012.

PHAZAR CORP AND SUBSIDIARIES

Item 1.   Financial Statements
PHAZAR CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2011 (Unaudited)	June 30, 2011
CURRENT ASSETS
Cash and cash equivalents	$1,428,590	$1,169,318
Accounts receivable:
Trade, net of allowance for doubtful accounts of $0
as of December 31, 2011 and June 30, 2011	447,506	785,664
Inventories	2,647,304	2,732,232
Prepaid expenses and other assets	62,994	125,989
Income taxes receivable	261,321	236,366
Deferred income taxes – current	224,875	224,875
Total current assets	5,072,590	5,274,444

Property and equipment, net	1,015,993	1,043,435

Note receivable	1,219,919	963,684
Deferred income tax – non current	286,129	252,617
TOTAL ASSETS	$7,594,631	$7,534,180

CURRENT LIABILITIES
Accounts payable	$239,073	$216,575
Accrued liabilities	455,463	284,969
Deferred revenues	21,973	2,355
Liabilities held for discontinued operations	114,571	178,060
Total current liabilities	831,080	681,959

TOTAL LIABILITIES	$831,080	$681,959

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Preferred Stock, $1 par, 2,000,000 shares authorized, none issued
or outstanding, attributes to be determined when issued	-	-

Common stock, $0.01 par, 6,000,000 shares authorized
2,388,828 and 2,385,128 issued on December 31, 2011 and June 30, 2011, respectively	23,889	23,852
Additional paid in capital	4,544,311	4,517,234
Treasury stock, at cost, 74,691 shares on December 30, 2011 and June 30, 2011	(215,918)	(215,918)
Retained earnings	2,411,269	2,527,053
Total shareholders’ equity	6,763,551	6,852,221

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,594,631	$7,534,180

See accompanying Notes to the Unaudited Consolidated Financial Statements.

PHAZAR CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Sales and contract revenues	$2,092,367	$2,158,827	$3,507,585	$4,682,966
Cost of sales and contracts	1,273,062	1,244,188	2,052,381	2,503,955
Gross profit	819,305	914,639	1,455,204	2,179,011

Selling, general and administration expenses	719,588	555,949	1,464,958	1,137,092
Research and development costs	127,398	14,976	226,860	29,240
Total operating expenses	846,986	570,925	1,691,818	1,166,332

Operating income (loss)	(27,681)	343,714	(236,614)	1,012,679

Other income
Interest income	29,585	14,257	67,877	27,546
Other income	4,871	9,096	11,351	21,770
Total other income	34,456	23,353	79,228	49,316

Income (loss) from operations before income taxes	6,775	367,067	(157,386)	1,061,995

Income tax expense (benefit)	2,304	104,835	(53,511)	341,111

Net income (loss) before discontinued operations	4,471	262,232	(103,875)	720,884

Loss from discontinued operations	-	(361,439)	(18,044)	(673,483)
Income tax benefit from discontinued operations	-	122,889	6,135	228,984
Net loss from discontinued operations	-	(238,550)	(11,909)	(444,499)
Net income (loss)	$4,471	$23,682	$(115,784)	$276,385

Basic income (loss) per common share
Continuing operations	$-	$0.11	$(0.04)	$0.31
Discontinued operations	-	(0.10)	(0.01)	(0.19)
Net income (loss)	$-	$0.01	$(0.05)	$0.12

Diluted income (loss) per common share
Continuing operations	$-	$0.11	$(0.04)	$0.31
Discontinued operations	-	(0.10)	(0.01)	(0.19)
Net income (loss)	$-	$0.01	$(0.05)	$0.12

Basic weighted average of common shares outstanding	2,313,569	2,305,713	2,312,346	2,305,186
Diluted weighted average of common shares outstanding	2,313,569	2,318,677	2,312,346	2,308,052

See accompanying Notes to the Unaudited Consolidated Financial Statements.

PHAZAR CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 31, 2011 (Unaudited)	December 31, 2010 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(115,784)	$276,385
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	64,692	65,813
Loss from discontinued operations	11,909	444,499
Stock based compensation	27,114	66,240
Deferred income taxes	(33,512)	(23,291)
Changes in operating assets and liabilities:
Accounts receivable	338,158	(471,840)
Inventories	84,928	(610,117)
Income taxes receivable	(24,955)	192,769
Prepaid expenses and other assets	62,996	7,836
Accounts liabilities	22,498	(143,833)
Accrued liabilities	170,493	171,214
Deferred revenues	19,618	22,647
Net cash used in discontinued operations	(75,398)	(175,918)
Net cash provided by (used in) operating activities	552,757	(177,596)

CASH FLOWS FROM INVESTING ACTIVITIES:
Funding of note receivable	(256,235)	(125,000)
Purchase of property and equipment	(37,250)	(16,003)
Net cash used in investing activities	(293,485)	(141,003)

Net increase (decrease) in cash and cash equivalents	259,272	(318,599)
CASH AND CASH EQUIVALENTS, beginning of period	1,169,318	1,403,839
CASH AND CASH EQUIVALENTS, end of period	$1,428,590	$1,085,240

See accompanying Notes to the Unaudited Consolidated Financial Statements.

PART I

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2011, the results of operations for the three and six months ended December 31, 2011 and December 31, 2010, and the cash flows for the six months ended December 31, 2011 and 2010.  These results have been determined on the basis of generally accepted accounting principles in the United States of America and have been applied consistently with those used in the preparation of the Company’s audited consolidated financial statements for its fiscal year ended June 30, 2011.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended June 30, 2011.

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

Revenue Recognition

Revenue from short-term contracts calling for delivery of products is recognized as the product is shipped. Revenue and costs under certain long-term fixed price contracts with the United States Government are recognized on the units of delivery method.  This method recognizes as revenue the contract price of units of the products delivered during each period and the costs allocable to the delivered units as the cost of earned revenue.  Costs allocable to undelivered units are reported in the balance sheet as inventories.  Amounts in excess of agreed upon contract price for customer directed changes, constructive changes, customer delays or other causes of additional contract costs are recognized in contract value if it is probable that a claim for such amounts will result in additional revenue and the amounts can be reasonably estimated. Revisions in cost and profit estimates are reflected in the period in which the facts requiring the revision become known and are estimable.  Losses on contracts are recorded when identified.

NOTE  2     NET INCOME (LOSS) PER COMMON SHARE

Earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, as follows:

	Six Months Ended
	December 31, 2011	December 31, 2010
Numerator:
Net income (loss)	$(115,784)	$276,385
Numerator for basic and diluted income (loss) per share	$(115,784)	$276,385

Denominator:
Weighted-average shares outstanding-basic	2,312,346	2,305,186
Effect of dilutive securities:
Stock options	-	2,866

Denominator for diluted income (loss) per share- Weighted-average shares	2,312,346	2,306,908

Basic income (loss) per share	$(0.05)	$0.12

Diluted income (loss) per share	$(0.05)	$0.12

NOTE 3     CONTINGENCIES

Litigation

The Form 10-K for the year ended June 30, 2011 disclosed a pending wrongful death lawsuit filed by Janet McCollum against the Company and other defendants in Escambia County, Florida.  On November 17, 2011 the Circuit Court Judge entered a Notice of Dismissal of this lawsuit as to the Company.  The matter is now concluded.  The Company has no other pending litigation claims against it.

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

	Three Month Period Ended December 31,		Six Month Period Ended December 31,
	2011	2010	2011	2010
Net Sales	$2,092,367	$2,158,827	$3,507,585	$4,682,966

Gross profit margin percent	39%	42%	41%	47%

Net income (loss)	$4,471	$23,682	$(115,784)	$276,385
Net income (loss) per share	$-	$0.01	$(0.05)	$0.12

Total assets	$7,594,631	$8,666,914	$7,594,631	$8,666,914

Total liabilities	$831,080	$1,248,277	$831,080	$1,248,277

Capital expenditures	$-	$-	$37,250	$16,003

Results of Operations

Second Quarter Ended December 31, 2011 (“2012”), Compared to the Second Quarter Ended December 31, 2010 (“2011”)

PHAZAR CORP’s consolidated sales from operations were $2,092,367 for the quarter ended December 31, 2011 compared to sales of $2,158,827 for the quarter ended December 31, 2010.  The Company’s decline in revenues of $66,460, or 3%, is largely attributable to the same factors that impacted the first fiscal quarter, significantly lower Instrument Landing System antenna sales (FAA-related) and lower commercial sales as wireless antenna projects continued to be delayed because of the now canceled ATT – T-Mobile combination.

Cost of sales and contracts from operations were $1,273,062 for the quarter ended December 31, 2011, compared to $1,244,188 for the quarter ended December 31, 2010, up $28,874, or 2%.  Gross profit margin for the quarter, at 39% is down 3 basis points from the 42% gross profit margin reported in the comparable period last year.

Selling, general and administration expenses were up 29% for the quarter ended December 31, 2011, to $719,588 from $555,949 in the prior year, reflecting a higher level of marketing wages and commission expense.  Discretionary product development spending for the quarter ended December 31, 2011 was $127,398, or 6% of sales, compared to $14,976, or less than 1% of sales for the comparable period last year.

The Company recorded net income of $4,471, or $0.00 per share for the three month period ended December 31, 2011 compared to net income of $23,682, or $0.01 per share for the comparable period in the prior year.

Six Months Ended December 31, 2011 (“2012”), Compared to the Six Months Ended December 31, 2010 (“2011”)

Consolidated sales from operations for PHAZAR CORP were $3,507,585 for the six months ended December 31, 2011 compared to $4,682,966 for the six months ended December 31, 2010.  The Company’s sales decreased by $1,175,381, or 25%.

Costs of sales and contracts from operations were $2,052,381 for the six months ended December 31, 2011 compared to $2,503,955 for the comparable period in fiscal year 2011, down $451,574, or 18%.   The gross profit margin for the six month period ended December 31, 2011, at 41% was down six basis points compared to the gross profit margin of 47% for the same period in prior year.

Selling, general and administration expenses of $1,464,958 are up $327,866, or 29% for the six months ended December 31, 2011 compared to $1,137,092 for the six month period ended December 31, 2010.  The increase in sales and administration expense reflects a higher level of marketing wages and commission expense.

Discretionary product development spending for the six month period ended December 31, 2011 was $226,860, or 7% of sales, compared to $29,240, or less than 1% of sales for the comparable period last year.  Year over year there is an increase of $197,620.

The Company recorded a net loss of $115,784, or $(0.05) per share for the six month period ended December 31, 2011 compared to net income of $276,385, or $0.12 per share for the comparable period in the prior year.

Liquidity and Capital Resources

Sources of Liquidity

Based on current trends, funds from operations and current cash balances, PHAZAR CORP believes there are sufficient resources to run the Company’s operations for at least the next twelve months.

Capital Requirements

Management of the operating subsidiaries evaluates the facilities and reviews equipment requirements for existing and projected contracts on a regular basis.  For the six month period ended December 31, 2011, there were $37,250 in capital expenditures for new and replacement equipment compared to $16,003 of expenditures in the comparable period of fiscal year 2011.

At December 31, 2011, PHAZAR CORP had cash and cash equivalents of $1,428,590.  There was $21,973 of deferred revenues at December 31, 2011.

Cash Flows

Operating Activities

Cash and cash equivalents of $1,428,590 at December 31, 2011 are up $259,272, or 22% on a balance of $1,169,318 as of June 30, 2011. The primary components comprising the positive $552,757 of cash flow from operations consists of a $338,158 decrease in accounts receivable and, a $170,493 increase in accrued liabilities.  The decrease in accounts receivable for the six month period ended December 31, 2011 was the result of timely payments by customers.

Investing Activities

Cash of $293,485 was used in investing activities during the six month period ended December 31, 2011, which consists of $256,235 of funding for the purchase of a senior secured convertible note obligation with warrants involving a non-related party and $37,250 of capital expenditures.

The Company’s financial statements recognize a long-term note receivable from Tracciare, Inc. in the amount of $1,219,919.  The Company’s Tracciare investment was previously discussed in the Company’s Form 10-K for the period ending June 30, 2011.

On December 8, 2009, the Company entered into a $500,000 Principal 8% Per Year Senior Secured Convertible Note with Tracciare, Inc. due in full on May 31, 2011.  In addition, the Company received a warrant to purchase up to eighty percent of Tracciare’s equity for a total price of $500,000.  In March, 2011, the note was amended to extend the maturity date to June 30, 2013. At December 31, 2011 Tracciare, Inc. had drawn all of the $500,000 note, along with additional fundings in the amount of $719,919 all under separate notes with the same terms and agreements as the original note.

Tracciare, Inc. is a development-stage company in the pilot-project phase.  It focuses on automated meter intelligence for municipal utility customers.

Financing Activities

There were no financing activities during the six month periods ended December 31, 2011 and 2010.  At December 31, 2011 and 2010, PHAZAR CORP had no long-term debt outstanding.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial conditions.

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

Item 4.  Controls and Procedures

Management’s Evaluation of Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s subsidiaries.

The Company has had no change during the quarter ending December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of December 31, 2011. In making their assessment, the Company's Chief Executive Officer and Chief Financial Officer were guided by the releases issued by the SEC and to the extent applicable was based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

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

3.  Exhibits.  See Index to Exhibits for listing of exhibits which are filed herewith or incorporated by reference

(b)           Reports on Form 8-K.

    On August 24, 2011, the registrant filed a Form 8-K for the purpose of announcing its fourth quarter and fiscal year end 2011 financial results

    On September 12, 2011, the registrant filed a Form 8-K for the purpose of announcing personnel additions to Antenna Products Corporation

On September 28, 2011, the registrant filed a Form 8-K for the purpose of announcing the introduction of new DAS (distributed antenna systems) antennas at the PCIA Infrastructure show in Dallas, Texas

On October 19, 2011, the registrant filed a Form 8-K for the purpose of announcing its first quarter 2012 financial results

On November 10, 2011, the registrant filed a Form 8-K for the purpose of announcing the election of directors for FY2012; the ratification and approval of Weaver and Tidwell, LLP, as the Independent Public Auditors for FY2012; and the ratification and approval of the issuance of 47,000 compensatory shares issued to PHAZAR CORP directors and employees from 2003 to 2008.

On January 19, 2012, the registrant filed a Form 8-K for the purpose of announcing its second quarter 2012 financial results

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHAZAR CORP

Date: February 1, 2012	/s/ Garland P. Asher
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

Exhibit 23.1 -	Consent of Weaver and Tidwell, L.L.P. incorporated by reference to the like numbered exhibit in the Registrant’s Form 10-K/A for the fiscal year ended May 31, 2009, filed on March 24, 2010

Exhibit 31.1 -	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (attached)

Exhibit 31.2 -	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (attached)

Exhibit 32.1 -	Section 1350 Certification (attached)

Exhibit 99.1 -	Nominating Committee Charter incorporated by reference to the like numbered exhibit in the Registrant’s Form 8-K filed on November 7, 2005

Exhibit 99.1(2) -	Audit Committee Charter incorporated by reference to the like numbered exhibit in the Registrant’s Form 10-K for the year ending May 31, 2010 filed on August 19, 2010

Exhibit 101:
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Document