Form 10-Q
period 2012-03-31
PHAZAR CORP
filed 2012-05-04
CIK 724267

U.S. Securities and Exchange Commission
Washington D.C.  20549

Form 10-Q

(Mark One)
[  X  ]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2012

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
☒Yes                      ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐Large accelerated filer	☐Accelerated filer
☐Non-accelerated filer	☒Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 2,390,628 as of April 12, 2012.

Item 1.    Financial Statements

PHAZAR CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2012 (Unaudited)	June 30, 2011
CURRENT ASSETS
Cash and cash equivalents	$857,430	$1,169,318
Accounts receivable:
Trade, net of allowance for doubtful accounts of $0
as of March 31, 2012 and June 30, 2011	688,736	785,664
Inventories	2,675,766	2,732,232
Prepaid expenses and other current assets	52,445	125,989
Income taxes receivable	29,321	236,366
Deferred income taxes – current	224,875	224,875
Total current assets	4,528,573	5,274,444

Property and equipment, net	1,030,955	1,043,435

Note receivable	1,363,053	963,684
Deferred income tax – non current	430,877	252,617
TOTAL ASSETS	$7,353,458	$7,534,180

CURRENT LIABILITIES
Accounts payable	$194,407	$216,575
Accrued liabilities	383,086	284,969
Deferred revenues	4,620	2,355
Liabilities held for discontinued operations	114,571	178,060
Total current liabilities	696,684	681,959

TOTAL LIABILITIES	696,684	681,959

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Preferred Stock, $1 par, 2,000,000 shares authorized, none issued
or outstanding, attributes to be determined when issued	-	-

Common stock, $0.01 par, 6,000,000 shares authorized
2,390,628 and 2,385,128 issued on March 31, 2012 and June 30, 2011, respectively	23,907	23,852

Additional paid in capital	4,723,987	4,517,234
Treasury stock, at cost, 74,691 shares on March 31, 2012 and June 30, 2011, respectively	(215,918)	(215,918)
Retained earnings	2,124,798	2,527,053
Total shareholders’ equity	6,656,774	6,852,221

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$7,353,458	$7,534,180

See accompanying Notes to the Unaudited Consolidated Financial Statements.

PHAZAR CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 31		March 31,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Sales and contract revenues	$1,485,107	$1,991,678	$4,992,692	$6,849,510
Cost of sales and contracts	651,211	1,276,435	2,703,592	4,001,801
Gross profit	833,896	715,243	2,289,100	2,847,709

Selling, general and administration expenses	1,113,677	707,997	2,578,635	2,048,735
Research and development costs	171,075	94,574	397,935	547,106
Total operating expenses	1,284,752	802,571	2,976,570	2,595,841

Operating income (loss)	(450,856)	(87,328)	(687,470)	251,868

Other income
Interest income	23,759	13,307	91,636	40,853
Other income	8,622	51	19,973	21,821
Total other income	32,381	13,358	111,609	62,674

Income (loss) from operations before income taxes	(418,475)	(73,970)	(575,861)	314,542

Income tax expense (benefit)	(142,282)	(1,490)	(195,793)	110,637

Net income (loss) before discontinued operations	(276,193)	(72,480)	(380,068)	203,905

Loss from discontinued operations	(15,572)	(724,789)	(33,616)	(724,789)
Income tax benefit from discontinued operations	5,294	246,428	11,429	246,428
Net loss from discontinued operations	(10,278)	(478,361)	(22,187)	(478,361)

Net loss	$(286,471)	$(550,841)	$(402,255)	(274,456)

Basic income (loss) per common share
Continuing operations	$(0.12)	$(0.03)	$(0.16)	$0.09
Discontinued operations	-	(0.21)	(0.01)	(0.21)
Net loss	$(0.12)	$(0.24)	$(0.17)	$(0.12)

Diluted income (loss) per common share
Continuing operations	$(0.12)	$(0.03)	$(0.16)	$0.09
Discontinued operations	-	(0.21)	(0.01)	(0.21)
Net income loss	$(0.12)	$(0.24)	$(0.17)	$(0.12)

Basic weighted average of common shares outstanding	2,315,080	2,307,588	2,313,264	2,305,987
Diluted weighted average of common shares outstanding	2,315,080	2,310,510	2,313,264	2,308,853

See accompanying Notes to the Unaudited Consolidated Financial Statements.

PHAZAR CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 31, 2012 (Unaudited)	March 31, 2011 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(402,255)	$(274,456)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	97,040	98,784
Loss from discontinued operations	22,187	478,361
Stock based compensation	206,808	84,829
Deferred federal income taxes	(178,260)	(104,040)
Changes in operating assets and liabilities:
Accounts receivable	96,928	4,887
Inventories	56,466	463,899
Income taxes receivable	207,045	25,538
Prepaid expenses and other current assets	73,544	29,781
Accounts payable	(22,168)	(496,463)
Accrued liabilities	98,117	118,202
Deferred revenues	2,265	(3,716)
Net cash used in discontinued operations	(85,676)	(478,361)
Net cash provided by (used in) operating activities	172,041	(52,755)

CASH FLOWS FROM INVESTING ACTIVITIES:
Funding of note receivable	(399,369)	(323,000)
Purchase of property and equipment	(84,560)	(16,003)
Net cash used in investing activities	(483,929)	(339,003)

Net decrease in cash and cash equivalents	(311,888)	(391,758)

CASH AND CASH EQUIVALENTS, beginning of period	1,169,318	1,403,839

CASH AND CASH EQUIVALENTS, end of period	$857,430	$1,012,081

See accompanying Notes to the Unaudited Consolidated Financial Statements.

PART I

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2012, the results of operations for the three and nine months ended March 31, 2012 and March 31, 2011, and the cash flows for the nine months ended March 31, 2012 and 2011.  These results have been determined on the basis of generally accepted accounting principles in the United States of America and have been applied consistently with those used in the preparation of the Company’s audited consolidated financial statements for its fiscal year ended June 30, 2011.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended June 30, 2011.

Reclassifications

Certain prior year balances have been reclassified in the Consolidated Balance Sheet, Statement of Operations and Statement of Cash Flows to conform to the fiscal year 2012 presentation, there was no impact on total assets, total liabilities and shareholders’equity or net loss.

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

NOTE  2     NET INCOME (LOSS) PER COMMON SHARE

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, as follows:

	Nine Months Ended
	March 31, 2012	March 31, 2011
Numerator:
Net loss	$(402,255)	$(274,456)
Numerator for basic and diluted loss per share	$(402,255)	$(274,456)

Denominator:
Weighted-average shares outstanding-basic	2,313,264	2,305,987
Effect of dilutive securities:
Stock options	-	2,866

Denominator for diluted income (loss) per share-
Weighted-average shares	2,313,264	2,308,853

Basic loss per share	$(0.17)	$(0.12)

Diluted loss per share	$(0.17)	$(0.12)

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

	Three Month Period Ended March 31,		Nine Month Period Ended March 31,
	2012	2011	2012	2011
Net Sales	$1,485,107	$1,991,678	$4,992,692	$6,849,510

Gross profit margin percent	56%	36%	46%	42%

Net loss	$(286,471)	$(550,841)	$(402,255)	$(274,456)
Net loss per share	$(0.12)	$(0.24)	$(0.17)	$(0.12)

Total assets	$7,353,458	$7,789,989	$7,353,458	$7,789,989

Total liabilities	$696,684	$903,876	$696,684	$903,876

Capital expenditures	$47,310	$-	$84,560	$16,003

Results of Operations

Third Quarter Ended March 31, 2012 (“2012”), Compared to the Third Quarter Ended March 31, 2011 (“2011”)

PHAZAR CORP’s consolidated sales from operations were $1,485,107 for the quarter ended March 31, 2012 compared to sales of $1,991,678 for the quarter ended March 31, 2011.  The Company’s decline in revenues of $506,571, or 25%, is largely attributable to  significantly lower Instrument Landing System antenna sales (FAA-related).

Cost of sales and contracts from operations were $651,211 for the quarter ended March 31, 2012, compared to $1,276,435 for the quarter ended March 31, 2011, down $625,224, or 49%.  Gross profit margin for the quarter, at 56% is up 20 percentage points from the 36% gross profit margin reported in the comparable period last year.  The prior year gross profit margin was depressed due to start-up expenses related to new tower designs.

Selling, general and administration expenses were up 57% for the quarter ended March 31, 2012, to $1,113,677 from $707,997 in the prior year, reflecting a higher level of marketing wages and one-time stock option grant expense.  Discretionary product development spending for the quarter ended March 31, 2012 was $171,075, or 12% of sales, compared to $94,574, or 5% of sales for the comparable period last year.

The Company recorded a net loss of $286,471, or $(0.12) per share for the three month period ended March 31, 2012 compared to net loss of $550,841, or $(0.24) per share for the comparable period in the prior year.

Nine Months Ended March 31, 2012 (“2012”), Compared to the Nine Months Ended March 31, 2011 (“2011”)

Consolidated sales from operations for PHAZAR CORP were $4,992,692 for the nine months ended March 31, 2012 compared to $6,849,510 for the nine months ended March 31, 2011.  The Company’s sales decreased by $1,856,818, or 27% primarily due to significantly lower Instrument Landing System antenna sales (FAA-related).

Costs of sales and contracts from operations were $2,703,592  for the nine months ended March 31, 2012 compared to $4,001,801 for the comparable period in fiscal year 2011, down $1,298,209, or 32%.   The gross profit margin for the nine-month period ended March 31, 2012, at 46% was up four percentage points compared to the gross profit margin of 42% for the same period in prior year.

Selling, general and administration expenses of $2,578,635 are up $529,900, or 26% for the nine months ended March 31, 2012 compared to $2,048,735 for the nine-month period ended March 31, 2011.  The increase in selling, general and administration expense reflects a higher level of marketing wages, one-time stock option grant and an increase in commission expense for the nine-month period ended March 31, 2012.

Discretionary product development spending for the nine-month period ended March 31, 2012 was $397,935, or 8% of sales, compared to $547,106, or 8% of sales for the comparable period last year.  Year over year there was a decrease of $149,171.

The Company recorded a net loss of $402,255, or $(0.17) per share for the nine-month period ended March 31, 2012 compared to net loss of $274,456, or $(0.12) per share for the comparable period in the prior year.

Liquidity and Capital Resources

Sources of Liquidity

Based on current trends, funds from operations and current cash balances, PHAZAR CORP believes there are sufficient resources to run the Company’s operations for at least the next twelve months.

Capital Requirements

Management of the operating subsidiaries evaluates the facilities and reviews equipment requirements for existing and projected contracts on a regular basis.  For the nine-month period ended March 31, 2012, there were $84,560 in capital expenditures for new and replacement equipment compared to $16,003 of expenditures in the comparable period of fiscal year 2011.

At March 31, 2012, PHAZAR CORP had cash and cash equivalents of $857,430.  There were $4,620 of deferred revenues at March 31, 2012.

Cash Flows

Operating Activities

Cash and cash equivalents of $857,430 at March 31, 2012 are down $311,888, or 27% on a balance of $1,169,318 as of June 30, 2011. The primary components comprising the positive $172,041 of cash flow from operations consists of a $207,045 decrease in income tax receivable.  The decrease in income tax receivable for the nine-month period ended March 31, 2012 was attributed to a  refund of taxes paid on the prior year tax return.

Investing Activities

Cash of $483,929 was used in investing activities during the nine-month period ended March 31, 2012, which consists of $399,369 of funding for the purchase of a senior secured convertible note obligation with warrants involving a non-related party and $84,560 of capital expenditures.

The Company’s financial statements recognize a long-term note receivable from Tracciare, Inc. in the amount of $1,363,053.  The Company’s Tracciare investment was previously discussed in the Company’s Form 10-K for the period ending June 30, 2011.

On December 8, 2009, the Company entered into a $500,000 Principal 8% Per Year Senior Secured Convertible Note with Tracciare, Inc. due in full on May 31, 2011.  In addition, the Company received a warrant to purchase up to eighty percent of Tracciare’s equity for a total price of $500,000.  In March, 2011, the note was amended to extend the maturity date to June 30, 2013. At March 31, 2012, Tracciare, Inc. had drawn all of the $500,000 note, along with additional fundings in the amount of $863,053, all under separate notes with the same terms and agreements as the original note.

Tracciare, Inc. is a development-stage company in the pilot-project phase.  It focuses on automated meter intelligence for municipal utility customers.

Financing Activities

There were no financing activities during the nine-month periods ended March 31, 2012 and 2011.  At March 31, 2012 and 2011, PHAZAR CORP had no long-term debt outstanding.

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

Item 4.  Controls and Procedures

Management’s Evaluation of Internal Controls over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.  This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  The Company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

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

The Company has had no change during the quarter ending March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of March 31, 2012. In making their assessment, the Company's Chief Executive Officer and Chief Financial Officer were guided by the releases issued by the SEC and to the extent applicable was based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

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

3.	Exhibits. See Index to Exhibits for listing of exhibits which are filed herewith or incorporated by reference

(b)           Reports on Form 8-K.

On August 24, 2011, the registrant filed a Form 8-K for the purpose of announcing its fourth quarter and fiscal year end 2011 financial results.

On September 12, 2011, the registrant filed a Form 8-K for the purpose of announcing personnel additions to Antenna Products Corporation.

On September 28, 2011, the registrant filed a Form 8-K for the purpose of announcing the    introduction of new DAS (distributed antenna systems) antennas at the PCIA Infrastructure show in Dallas, Texas.

On October 19, 2011, the registrant filed a Form 8-K for the purpose of announcing its first quarter 2012 financial results.

On November 10, 2011, the registrant filed a Form 8-K for the purpose of announcing the election of directors for FY2012; the ratification and approval of Weaver and Tidwell, LLP, as the Independent Public Auditors for FY2012; and the ratification and approval of the issuance of 47,000 compensatory shares issued to PHAZAR CORP directors and employees from 2003 to 2008.

On February 20, 2012, the registrant filed a Form 8-K for the purpose of announcing Antenna Products Corporations’ award of the ISO 9001:2008 Certification.

On January 19, 2012, the registrant filed a Form 8-K for the purpose of announcing its second quarter 2012 financial results.

On April 25, 2012, the registrant filed a Form 8-K for the purpose of announcing its third quarter 2012 financial results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHAZAR CORP

Date: May 4, 2012	/s/ Garland P. Asher
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

Exhibit 4.1(1) -
2006 Incentive Stock Option Plan, incorporated by reference as Exhibit A to the Registrant’s Definitive Proxy Statement dated September 15, 2006 and filed on September 15, 2006.  Also incorporated by reference to the like numbered exhibit in the Registrant’s Form S-8 dated January 8, 2007 and filed on January 8, 2007.

Exhibit 4.1(2) -	2009 Equity Compensation Plan dated April 22, 2009, incorporated by reference to Exhibit 10-1 of the Registrant’s Form S-8, filed on April 27, 2009.

Exhibit 10.b -
Amended and restated agreement with Garland Asher dated September 10, 2009, incorporated by reference to the like numbered exhibit in the Registrant’s Form 10-Q, ended November 30, 2009 and filed on January 14, 2010.

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

Exhibit 23.1 -	Consent of Weaver and Tidwell, L.L.P. incorporated by reference to the like numbered exhibit in the Registrant’s Form 10-K/A for the fiscal year ended May 31, 2009, filed on March 24, 2010.

Exhibit 31.1 -	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (attached).

Exhibit 31.2 -	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (attached).

Exhibit 32.1 -	Section 1350 Certification (attached).

Exhibit 99.1 -	Nominating Committee Charter incorporated by reference to the like numbered exhibit in the Registrant’s Form 8-K filed on November 7, 2005.

Exhibit 99.1(2) -	Audit Committee Charter incorporated by reference to the like numbered exhibit in the Registrant’s Form 10-K for the year ending May 31, 2010 filed on August 19, 2010.

Exhibit 101 -	EX-101.INS	XBRL Instance Document
	EX-101.SCH	XBRL Taxonomy Extension Schema
	EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
	EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
	EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
	EX-101.DEF	XBRL Taxonomy Extension Definition Document