Form 10-K
period 2012-06-30
PHAZAR CORP
filed 2012-09-21
CIK 724267

UNITED STATES SECURITIES AND EXCHANGE COMMISSSION
Washington D.C.  20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

Commission file number 0-12866

PHAZAR CORP (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	75-1907070 (IRS Employer Identification No.)

101 S.E. 25th Avenue, Mineral Wells, Texas 76067 (Address of principal executive offices)	(940) 325-3301 (Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Yes ☐  No ☑

Indicate by checkmark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and smaller reporting company” in Rule 12-b2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (do not check if a smaller reporting company) ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which Registrant’s common stock shares was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $4,176,154.

As of September 12, 2012, 2,393,228 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive 2012 Proxy Statement.

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

The majority of Antenna Products Corporation’s revenues come from fixed-price contracts, secured through a bidding process, for particular, custom ordered antenna production systems that Antenna Products Corporation builds according to the specifications of the customer.  Except for inventory of standard products including small antennas, accessories and some towers in the amount of $888,854 at June 30, 2012, Antenna Products Corporation does not build and inventory equipment for future off the shelf sales.  The sales volume for a particular antenna or antenna system is, therefore, a function of the fixed price contracts for build to order antennas or systems awarded to Antenna Products Corporation.  However, a general product sales breakdown for the fiscal year ended June 30, 2012 and the fiscal year ended June 30, 2011, as a percentage of total sales are, as follows:

	Fiscal Year Ended	Fiscal Year Ended
Product Type	June 30, 2012	June 30, 2011

Antenna	59%	66%
Commercial Wireless	24%	17%
Other	17%	17%
	100%	100%

Antenna Products Corporation’s customer base is primarily government and government prime contractor focused, but this is changing as Antenna Products Corporation continues to develop and market new commercial products.  Antenna Products Corporation’s market is international in scope.  Antenna Products Corporation currently focuses on developing domestic and international markets.  The specialized need of Antenna Products Corporation’s customers and the technology required to meet those needs change constantly.  Accordingly, Antenna Products Corporation stresses its engineering, installation, service and other support capabilities.  Antenna Products Corporation uses its own sales and engineering staff to service its principal markets.  Some of Antenna Products Corporation’s contracts are large relative to total annual sales volume and, therefore, the composition of the customer base is different year to year.  The United States Government and EID, S.A. were the two largest customers during fiscal year 2012 and accounted for 21% and 17% of the direct sales volume, respectively.  For fiscal year 2011, the United States Government was the single largest customer and accounted for 36% of the direct sales volume.  There are no other customers that represented 10% or more of the sales volume in either fiscal year 2012 or 2011.  Orders for equipment in some of these product categories are in backlog and, therefore, the United States Government is expected to be a major client again in 2013.

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

Antenna Products Corporation plans to reinvest 5-10% of fiscal year 2013 revenues in research and development projects, the costs of which will be charged to selling, general and administration expense as incurred.  The mix of expenditures between the product development areas in any given year is a function of the demand for new independently developed innovative systems and the level of requirements solicited.

Phazar Antenna Corp.

Phazar Antenna Corp. supplies a broad range of multiple band antennas for the telecommunication market for DAS (Distributed Antenna Systems). The DAS antennas for Cellular/SMR, AWS and PCS frequencies are installed on utility poles, street lights, rooftops and lamp posts in urban and remote areas to increase wireless carrier services.  These product lines complement Antenna Products Corporation's existing product lines of cellular, PCS, paging, ISM and AMR (automatic meter reading), omni-directional and sector wireless antennas.  Phazar Antenna Corp. sales for the twelve months ended June 30, 2012 amounted to 24% of total sales.  We expect that for fiscal year ended June 30, 2013, this percentage will continue to increase as new products are added to the commercial wireless product lines.  The Phazar Antenna Corp. commercial wireless product lines are manufactured at Antenna Products Corporation’s plant in Mineral Wells, Texas.

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

Backlog

The backlog of orders at Antenna Products Corporation and Phazar Antenna Corp. was $1,487,491  at year-end.  This compares to $2,277,566 in backlog at the end of fiscal year 2011.

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

Employees

As of September 12, 2012, Antenna Products Corporation and Phazar Antenna Corp. combined, employed a total of sixty-six full time employees.  Of the sixty-six, sixteen are employed in administration and sales, seven in engineering and technical support and forty-three in manufacturing.  None of Antenna Products Corporation and Phazar Antenna Corp.'s employees are subject to collective bargaining agreements.

Thirco, Inc. does not employ any full time employees and does not intend to employ any in the foreseeable future.

Foreign Sales

See Note 2 of Notes to Consolidated Financial Statements.

Item 2.  Description of Property.

Antenna Products Corporation owns a ten-acre industrial site located along US Highway 180 in Mineral Wells, Texas.  The facility consists of a main building containing 66,000 square feet of manufacturing area and 10,000 square feet of administrative and engineering offices, a second building containing 20,000 square feet of manufacturing and shipping area, and a third building containing 15,000 square feet utilized for receiving and material control.  Three additional auxiliary buildings, which total in excess of 13,350 square feet, are utilized for chemical etching, painting and storage.  The facilities are in good condition and with the current complement of machinery and equipment are suitable and more than adequate to meet production requirements.  Depending on the mix of product types in process in any given time period, the Company could potentially more than double output with current property, plant and equipment.

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

The table below presents the high and low bid prices for the last two fiscal years and reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	BID
Quarter Ended	High	Low
September 2010	3.18	1.52
December 2010	6.32	2.60
March 2011	5.46	2.71
June 2011	3.74	2.67

September 2011	3.09	1.60
December 2011	2.30	1.11
March 2012	3.11	1.68
June 2012	2.77	1.83

Holders

At September 12, 2012, there were approximately 1,380 holders of record of common stock.

Dividends

PHAZAR CORP has never paid a regular cash dividend on common stock and has no plans to institute payment of regular dividends.

Recent Sales of Unregistered Securities

As partial consideration for attending the PHAZAR CORP Board of Directors’ meetings, Gary W. Havener, James Kenney, Garland Asher and R. Allen Wahl each received 1,200 shares of PHAZAR CORP common stock and Tom Reynolds received 1,000 shares of PHAZAR CORP common stock.  Also, as partial consideration for attending the PHAZAR CORP Audit Committee meetings, R. Allen Wahl, Tom Reynolds, and Jim Kenney each received an additional 200  shares of PHAZAR CORP common stock and Gary W. Havener received an additional 100 shares of PHAZAR CORP common stock.  These shares are issued pursuant and count against PHAZAR CORP’s 2009 Equity Compensation Plan.

Item 7.  Management’s Discussion and Analysis or Plan of Operations

Results of Operations

Year ended June 30, 2012 (“2012”) compared with year ended June 30, 2011 (“2011”)

PHAZAR CORP recorded a net loss of $882,302 in 2012, compared to a net loss of $ $326,771 in 2011 attributed to lower sales volumes and a higher level of selling, general and administration expense.

PHAZAR CORP’s consolidated sales from operations were $6,613,864 in 2012, compared to consolidated sales from operations of $8,399,586 in 2011, a decrease of  $1,785,722, or 21%.  The decrease in sales reflects significant declines in the instrument landing system (ILS) market, down $2,223,399 year over year.

Orders decreased by $2,497,615 from $8,359,869 in 2011 compared to $5,862,254 in 2012.  Backlog was down $790,075 from $2,277,566 at the end of 2011 compared to $1,487,491 as of June 30, 2012 primarily due to a non-recurring order placed by the Federal Aviation Administration  for ILS equipment in the fiscal year 2011 backlog.

Cost of sales and contracts and gross profit for fiscal year 2012, were $3,675,255 and $2,938,609, respectively.  For the same period in 2011, costs of sales and contracts and gross profit were $4,713,705 and $3,685,881, respectively.  The gross profit margin for  both fiscal year 2012 and 2011 was 44%.

Sales and administration expenses were $3,483,946 in 2012, compared to $2,586,064 in 2011.  The $897,882 increase in sales and administration expense reflects a $545,000 increase in the level of marketing costs in fiscal year 2012 versus 2011, $218,631 of non-recurring stock compensation expense in fiscal year 2012 along with a continued increase in plant utilization overhead.
Research and development costs were $503,343 in 2012 compared to $160,611 in 2011,  a 5.7% increase as a percentage  on sales  year over year.  In fiscal year 2011 a substantial portion of the research and development costs for the year were reclassified and charged to discontinued operations.

The income from operations before income taxes was a loss of $910,549 in 2012 compared to income from operations before income taxes of  $1,017,521 in 2011.

As of June 30, 2012, the Company recorded a $273,861 valuation allowance on the amount of the non-current deferred tax asset related to the net operating loss carry forward, as it is more likely than not that some portion of this non-current deferred tax asset may not be realized.  There was no valuation allowance provided in prior year.  In management’s estimation, the remaining deferred tax assets and liabilities will reverse over time and, therefore, are not offset by a valuation allowance.

The loss from discontinued operations, net of tax was $22,187 in 2012 down $971,895 from $994,082 in 2011.  The Company recorded a net loss of $882,302 in 2012 compared to a net loss of $326,771 in 2011.

Product Warranties

See Note 7 of the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

Sources of Liquidity

Based on current trends, funds from operations and current cash balances PHAZAR CORP believes there are sufficient resources to run the Company’s operations for at least the next twelve months.

Capital Requirements

Management of the operating subsidiaries evaluates the facilities and reviews equipment requirements for existing and projected contracts on a regular basis.  An annual capital plan is generated by management, as needed and submitted to the Board of Directors for review and approval.  In fiscal year 2012 there were $84,560 in capital expenditures for new and replacement equipment.

At June 30, 2012, PHAZAR CORP had cash and cash equivalents of $528,876.  Deferred revenue at June 30, 2012, was $19,619.

Cash Flows

Operating Activities

The $42,405 of cash flow used in  operating activities consists of a $882,302  net loss offset by a $355,805 decline in inventory, a $207,045 decrease in income taxes receivable and $218,631 non-cash stock based compensation expense in fiscal year 2012.  The $355,805 decline in inventory levels is primarily attributed to selling product that was previously manufactured and in finished goods inventory at the beginning of the fiscal year.  The $207,045 decrease in income taxes receivable was impacted by a $232,000 refund from the Internal Revenue Service on the June 30, 2011 tax return with no current year receivable available. The stock based compensation in fiscal year 2012 was impacted by a one-time grant on March 16, 2012 for a group of employees resulting in an expense in the amount of $164,387 in fiscal year ended June 30, 2012 and an expense of $54,244 related to the fair market value of stock issued to directors during fiscal year 2012 and amortization of prior year stock awards issued to employees vesting over time.

Investing Activities

Cash of $598,037 was used in  investing activities during the fiscal year ending June 30, 2012, which consists of the $513,477 funding of notes receivable (see Note 5 of the Notes to the Consolidated Financial Statements) and  $84,560 was used to purchase property and equipment.  The Company did not buy back any stock in either fiscal year 2011 or 2012.

On December 8, 2009, the Company entered into a $500,000 Principal 8% Per Year Senior Secured Convertible Note with Tracciare, Inc. due in full on May 31, 2011.  In addition, the Company received a warrant to purchase up to eighty percent of Tracciare’s equity for a total price of $500,000.  In March, 2011, the note was amended to extend the maturity date to June 30, 2013. At June 30, 2012 Tracciare, Inc. had drawn all of the $500,000 note, along with additional fundings in the amount of  $821,993 all under separate notes with the same terms and agreements as the original note and amendment. The $1,477,161 Note Receivable balance at June 30, 2012 includes $155,168 of accrued interest receivable.  Traccaire, Inc. is a development-stage company in the pilot-project phase.  It focuses on automated meter intelligence for municipal utility customers.

Financing Activities

There were no financing activities requiring cash during the fiscal years ending June 30, 2012 and 2011.  However there were non cash federal income tax benefits related to the stock based compensation expensed during the years ended June 30, 2012 and 2011 in the amounts of $74,335 and $35,104, respectively.  At June 30, 2012 and 2011, PHAZAR CORP had no long-term debt outstanding.

Item 8.  Financial Statements and Supplementary Data.

PHAZAR CORP consolidated financial statements for the fiscal year ended June 30, 2012 and fiscal year ended June 30, 2011.

PHAZAR CORP

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
PHAZAR CORP and Subsidiaries

We have audited the accompanying consolidated balance sheets of PHAZAR CORP and Subsidiaries as of June 30, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the two-year period ended June 30, 2012.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PHAZAR CORP and Subsidiaries as of June 30, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

WEAVER AND TIDWELL, L.L.P.

Fort Worth, Texas
September 19, 2012

PHAZAR CORP AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	June 30, 2012	June 30, 2011
CURRENT ASSETS
Cash and cash equivalents	$528,876	$1,169,318
Accounts receivable:
Trade, net of allowance for doubtful accounts of $0
as of June 30, 2012 and June 30, 2011	880,342	785,664
Inventories	2,376,427	2,732,232
Note receivable, current portion	1,477,161	-
Prepaid expenses and other assets	95,231	125,989
Income taxes receivable	29,321	236,366
Deferred income taxes	211,674	224,875
Total current assets	5,599,032	5,274,444

Property and equipment, net	997,426	1,043,435

Note receivable, long-term portion	-	963,684
Long-term deferred income tax	301,547	252,617
TOTAL ASSETS	$6,898,005	$7,534,180

CURRENT LIABILITIES
Accounts payable	$274,628	$216,575
Accrued liabilities	300,637	284,969
Deferred revenue	19,619	2,355
Liabilities held for discontinued operations	114,571	178,060
Total current liabilities	$709,455	$681,959

TOTAL LIABILITIES	$709,455	$681,959

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY
Preferred Stock, $1 par, 2,000,000 shares authorized, none issued
or outstanding, attributes to be determined when issued	-	-

Common stock, $0.01 par, 6,000,000 shares authorized
and 2,391,628 and 2,385,128 issued on June 30, 2012 and June 30, 2011, respectively	23,917	23,852
Additional paid in capital	4,735,800	4,517,234
Treasury stock, at cost, 74,691 shares on June 30, 2012 and June 30, 2011	(215,918)	(215,918)
Retained earnings	1,644,751	2,527,053
Total shareholders’ equity	6,188,550	6,852,221

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,898,005	$7,534,180

See accompanying Notes to Consolidated Financial Statements

PHAZAR CORP AND SUBSIDIARIES CONSOLIDATED STATEMENT OF OPERATIONS

	Twelve Months Ended
	June 30, 2012	June 30, 2011
Sales and contract revenues	$6,613,864	$8,399,586
Cost of sales and contracts	3,675,255	4,713,705
Gross profit	2,938,609	3,685,881

Selling, general and administration expenses	3,483,946	2,586,064
Research and development costs	503,343	160,611
Total selling, general and administration expenses	3,987,289	2,746,675

Operating income (loss)	(1,048,680)	939,206

Other income
Interest income, net	116,730	56,558
Other income (expense)	21,401	21,757
Total other income	138,131	78,315

Income (loss) from operations before income taxes	(910,549)	1,017,521

Income tax expense (benefit)	(50,434)	350,210

Net income (loss) before discontinued operations	(860,115)	667,311

Discontinued operations	33,616	1,506,185
Income tax benefit from discontinued operations	(11,429)	(512,103)
Net discontinued operations	22,187	994,082

Net loss	$(882,302)	$(326,771)

Basic income (loss) per common share
Continuing operations	$(0.37)	$0.29
Discontinued operations	(0.01)	(0.45)

Net income (loss)	$(0.38)	$(0.14)

Diluted income (loss) per common share
Continuing operations	$(0.37)	$0.29
Discontinued operations	(0.01)	(0.45)
Net income (loss)	$(0.38)	$(0.14)

Basic weighted average of common shares O/S	2,307,757	2,275,300
Diluted weighted average of common shares O/S	2,307,757	2,275,300

See accompanying Notes to Consolidated Financial Statements

PHAZAR CORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended June 30, 2012	Fiscal Year Ended June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(882,302)	$(326,771)
Adjustments to reconcile net loss to net cash provided (used in) operating activities:
Depreciation	130,569	131,760
Loss from discontinued operations	22,187	994,082
Stock based compensation	218,631	103,248
Deferred federal income tax	(35,729)	(155,009)
Changes in operating assets and liabilities:
Accounts receivable	(94,678)	421,393
Inventories	355,805	(89,625)
Income taxes receivable	207,045	50,403
Prepaid expenses and other assets	30,758	(50,445)
Accounts payable	58,053	(580,494)
Accrued liabilities	15,668	(87,507)
Deferred revenues	17,264	(26,348)
Net cash used in discontinued operations	(85,676)	(114,517)
Net cash provided by (used in) operating activities	(42,405)	270,170

CASH FLOWS FROM INVESTING ACTIVITIES:
Funding of note receivable	(513,477)	(488,691)
Purchase of property and equipment	(84,560)	(16,000)
Net cash used in investing activities	(598,037)	(504,691)

Net decrease in cash and cash equivalents	(640,442)	(234,521)
CASH AND CASH EQUIVALENTS, beginning of period	1,169,318	1,403,839
CASH AND CASH EQUIVALENTS, end of period	$528,876	$1,169,318

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest expense	$-	$-
Income Taxes	$-	$262,500

See accompanying Notes to Consolidated Financial Statements

PHAZAR CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional
	Number of Shares	Amount	Paid in Capital	Treasury Stock	Retained Earnings	Total
Balance, June 30, 2010	2,378,728	$23,788	$4,414,050	$(215,918)	$2,853,824	$7,075,744

Stock Issued to Directors	6,400	64	22,934	-	-	22,998

Stock Based Compensation	-	-	80,250	-	-	80,250

Net Loss	-	-	-	-	(326,771)	(326,771)

Balance June 30, 2011	2,385,128	$23,852	$4,517,234	$(215,918)	$2,527,053	$6,852,221

Stock issued to Directors	6,500	65	15,087	-	-	15,152

Stock based compensation	-	-	203,479	-	-	203,479

Purchase of treasury stock	-	-	-	-	-	-

Net loss	-	-	-	-	(882,302)	(882,302)
Balance, June 30, 2012	2,391,628	$23,917	$4,735,800	$(215,918)	$1,644,751	$6,188,550

See accompanying Notes to Consolidated Financial Statements

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

The United States Government and EID, S.A. were the two largest customers during fiscal year 2012 and accounted for 21% and 17% of the direct sales volume, respectively.  For fiscal year 2011, the United States Government was the single largest customer and accounted for 36% of the direct sales volume.  There are no other customers that represented 10% or more of the sales volume in either fiscal year 2012 or 2011.

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries.  All significant intercompany balances and transactions are eliminated in consolidation.

Allowance for Doubtful Accounts

The carrying value of our accounts receivable is continually evaluated based on the likelihood of collection.An allowance is provided, if required, for estimated losses resulting from our customers’ inability to makerequired payments.  The allowance is determined by historical experience of uncollected accounts, the level of past due accounts, information about specific customers with respect to their inability to make payments and future expectations of conditions that might impact the collectability of accounts receivable.

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

Foreign Sales

Antenna Products Corporation’s sales in international markets are primarily to foreign governments or prime contractors to foreign governments and, as such, represent a small percentage of the overall Company annual volume.  Phazar Antenna Corp. has sales in international markets to commercial customers.  The level of profits from the commitment of assets to this portion of the business is no greater or no less than that of other market segments.  International sales for fiscal years 2012 and 2011 were 30% and 8%, respectively, of total sales.  During fiscal year 2012 both Portugal and Canada had sales greater than 5% of the total sales.  There were no foreign countries with sales greater than 5% of total sales for fiscal year ended June 30, 2011.

PHAZAR CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Inventories

Inventories are valued at the lower of cost or market, with cost determined on the first-in, first-out basis.  Market is replacement cost or net realizable value.  Work in progress and finished goods include material, labor and overhead.

Property and Equipment

Property and equipment are recorded at cost and depreciated by the straight-line method over the expected useful lives of the assets.  The estimated useful lives are:  building and improvements – 15 to 30 years; machinery and equipment - 10 years; automobiles and equipment - 10 years; and office furniture and fixtures - 10 years.  Expenditures for normal maintenance and repairs are charged to expense, and significant improvements are capitalized.  The cost of assets sold or abandoned and the related accumulated depreciation are eliminated from the accounts and the net amount, less proceeds from disposal, is charged or credited to income.

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

Research and Development Costs

Research and development costs are charged to operations when incurred and are included in operating expenses.  The amounts charged for the year ended June 30, 2012, and June 30, 2011, were $503,343 and $160,611, respectively.

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

PHAZAR CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Stock-based Employee Compensation

On June 1, 2006, the Company adopted the accounting standard which required companies to recognize in their statement of operations the cost of employee services received in exchange for awards of equity instruments.  The costs were based on their fair values at the time of the grant.  The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted to employees. Stock based compensation recognized in fiscal years ended 2012 and 2011 was $218,631and $103,248, respectively.

The income tax benefit related to stock-based compensation expense was $74,335 and $35,104 for the years ended June 30, 2012 and June 30, 2011, respectively.

Shares, Per Share Data, Earnings Per Share, and Stock Split, and Common Stock Par Value

Earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year.  Weighted average shares outstanding were 2,307,757 and 2,275,300 for the years ended June 30, 2012 and June 30, 2011, respectively.

Dilutive effect of stock options outstanding for the fiscal year ended June 30, 2012 and the fiscal year ended June 30, 2011, are computed as follows:

	Fiscal Year Ended	Fiscal Year Ended
	June 30, 2012	June 30, 2011
Numerator:
Net loss	$(882,302)	$(326,771)
Numerator for basic and diluted earnings per share	$(882,302)	$(326,771)

Denominator:
Weighted-average shares outstanding-basic
effect of dilutive securities:	2,307,757	2,275,300
Stock options	-	-

Denominator for diluted earnings per share-weighted-average shares	2,307,757	2,275,300

Basic loss per share	$(0.38)	$(0.14)

Diluted loss per share	$(0.38)	$(0.14)

The following  table presents the common stock equivalents excluded from the diluted net loss per share calculation, because they were anti-dilutive as of such dates.  These excluded common stock equivalents could be dilutive in future years.

	Years ended June 30,
	2012	2011
Common stock equivalents	$150,551	122,034

PHAZAR CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Deferred Revenue

Payments which are received in advance of the completion of the related phase of a contract are recorded as deferred revenue when received.  Revenue is recognized when earned based on cost incurred to date plus estimated profit margin in relation to the total estimated cost plus profit margin on the entire project.  Estimated losses will be recognized in their entirety when they become apparent.  Deferred revenue recorded at  fiscal year ended June 30, 2012 and fiscal year ended June 30, 2011 is $19,619 and $2,355, respectively.

Shipping and Handling Costs

The Company includes all shipping and handling costs together with cost of sales in the accompanyingstatements of operations.

NOTE 3.   INVENTORIES

The major components of inventories are as follows:

	June 30, 2012	June 30, 2011

Raw materials	$1,094,669	$1,074,044
Work in process	303,706	324,657
Finished goods	978,052	1,333,531

Total inventories	$2,376,427	$2,732,232

Certain allocable overhead costs such as depreciation, insurance, property taxes and utilities are included in inventory based upon percentages developed by the Company.  The aggregate amount of these costs included in inventory as of June 30, 2012 and June 30, 2011, was $692,663 and $803,901, respectively.

All of the above stated inventories are that of the operating subsidiaries, Antenna Products Corporation and Phazar Antenna Corp.  No other subsidiaries carry inventory.

NOTE 4.   PROPERTY AND EQUIPMENT

The following is a summary of the Company’s property and equipment:

	Estimated
	Useful Life	June 30, 2012	June 30, 2011

Land		$375,136	$375,136
Buildings and improvements	15-30 years	1,873,217	1,873,217
Machinery and equipment	10 years	3,729,570	3,645,011
Automobiles and equipment	10 years	107,541	107,541
Office furniture and fixtures	10 years	429,070	429,070
		6,514,534	6,429,975
Less accumulated depreciation		(5,517,108)	(5,386,540)
Net property and equipment		$997,426	$1,043,435

NOTE 5.   NOTES RECEIVABLE

On December 8, 2009, the Company entered into a $500,000 Principal 8% Per Year Senior Secured     Convertible Note with Tracciare, Inc. due in full on May 31, 2011.  In addition, the Company received a warrant to purchase up to eighty percent of Tracciare’s equity for a total price of $500,000.  In March, 2011, the note was amended to extend the maturity date to June 30, 2013. At June 30, 2012 Tracciare, Inc. had drawn all of the $500,000 note, along with additional fundings in the amount of  $821,993 all under separate notes with the same terms and agreements as the original note and amendment.  The $1,477,161 Note Receivable balance at June 30, 2012 includes $155,168 of accrued interest receivable.

PHAZAR CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued

NOTE 6.   INCOME TAXES

Components of the provision for income taxes were as follows:

	Fiscal Year	Fiscal Year
	Ended	Ended
	June 30, 2012	June 30, 2011

Federal income taxes computed at statutory rate	$(321,016)	$(166,167)

Permanent differences
Meals and entertainment	3,526	3,030
Other	(19,244)	-

Other reconciling items
Change in valuation allowance	273,861	-
Non-deductible expenses and other	1,010	1,244

Total	$(61,863)	$(161,893)

Current federal income taxes	(22,394)	(3,187)
Deferred federal income taxes	(35,730)	(155,009)
Federal true-up (current)	(3,739)	(3,697)

Total tax expense (benefit)	$(61,863)	$(161,893)

The components of the deferred tax assets and liabilities are as follows:

	Fiscal Year	Fiscal Year
	Ended	Ended
	June 30, 2012	June 30, 2011
Deferred tax assets:
Accrued liabilities, due to warranty accrual	$15,300	$26,322
Accrued liabilities, due to vacation and compensation accrual	18,121	20,300
Intangible assets, due to difference in amortization	29,998	40,188
Compensation, stock options vested	356,763	287,580
Inventory write-off from discontinued operations	178,253	178,253
Net operating loss carry forwards	273,861	-

Total deferred tax assets	$872,296	$552,643
Deferred tax liabilities:
Property and equipment, principally due to depreciation	$(85,214)	$(74,943)
Other, net	-	(208)

Total deferred tax liabilities	$(85,214)	$(75,151)

Deferred income tax assets, net of deferred tax liabilities	$787,082	$477,492

PHAZAR CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 6.   INCOME TAXES – continued

Less valuation allowance	(273,861)	-

Deferred income tax assets, net of deferred tax liabilities and valuation allowance	$513,221	$477,492

       The net deferred tax assets are classified on the balance sheet as follows:

Current deferred tax assets	$211,674	$224,875
Non-current deferred tax assets, net	301,547	252,617

Net deferred tax assets	$513,221	$477,492

At June 30, 2012 and June 30, 2011, the Company has net operating losses of approximately $805,000 and $0, respectively, that may be carried forward to offset taxable income in future years.  If unused, these losses will expire on June 30, 2022.

There are no uncertain tax positions expected to be taken on the 2011 federal or state tax returns to be filed, and no liability has been recorded for any prior years that are still subject to examination by federal or state taxing jurisdictions.  Accordingly, no additional disclosures have been made on the current financial statements regarding FASB ASC 740-10.  Under Company policy, accrued interest or penalties associated with unrecognized tax benefits will be recorded as income tax expense.  Since there is no applicable liability under FASB ASC 740-10 for 2011, no interest or penalties are included in the Consolidated Statement of Operations.  The Company and its subsidiaries file a consolidated federal tax return.  The 2008-2011 federal tax returns are currently open for examination under the statute of limitations.  State income tax returns are generally open for examination for a period of 3-5 years after the filing of the respective return.  The Company and its subsidiaries have no federal or state returns currently under examination, appeals or litigation.

NOTE 7.   COMMITMENTS AND CONTINGENCIES

Concentration of Credit Risk

The Company deposits its cash primarily in deposit accounts with major banks.  Certain cash deposits may occasionally be in excess of federally insured limits.  The Company has not incurred losses related to its cash.

The Company sells many of its products to the United States Government, both military and civilian agencies and prime contractors.  Although the Company might be directly affected by the well-being of the defense industry, management does not believe significant credit risk exists at June 30, 2012.

Ongoing credit evaluations of customer’s financial condition are performed and, generally, no collateral is required.  The Company maintains reserves for potential credit losses and such losses have not exceeded management’s expectations.

Legal Proceedings

Neither PHAZAR CORP or any of its subsidiaries are currently parties to any litigation or arbitration.

         PHAZAR CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 7.   COMMITMENTS AND CONTINGENCIES – continued

Product Warranties

PHAZAR CORP’s management estimates accrued warranty expense based on warranty work received but not performed and on analysis of historical trends including actual expense as a percent of sales.

Changes in accrued warranty liability, are as follows:

	Fiscal Year	Fiscal Year
	Ended	Ended
	June 30, 2012	June 30, 2011

Beginning balance	$77,418	$203,244
Cost incurred for rework	(55,559)	(132,238)
Change in accrued estimate	23,141	6,412

Ending balance	$45,000	$77,418

NOTE 8.   STOCK OPTIONS

In October 2006, a majority of the PHAZAR CORP shareholders approved the 2006 Incentive Stock Option Plan (the "Plan").  Options for 250,000 shares of common stock are authorized under this plan.  Options granted may be either Incentive Stock Options or Non-Statutory Stock Options, at the discretion of the Board. There have been 147,700 options granted (net of forfeitures)  and  102,300 options available under this plan as of June 30, 2012.

The PHAZAR CORP 2009 Equity Incentive Plan was approved by a majority of the PHAZAR CORP   shareholders in October 2009.  Options for 273,600 shares of common stock are authorized under this plan.  Options granted under this plan may be either Incentive Stock Options or Non-Statutory Stock Options, at the discretion of the Board.  As of June 30, 2012, there have been 133,850 options granted to employees and/or stock issued to Directors under this plan and 139,750 options available under the plan.

On July 5, 2011, the Board of Directors granted options to purchase under an employment agreement to purchase 20,000 shares of common stock at $3.14.  The options are to vest over a three year period and no options have been exercised.  Then, on March 16, 2012, the Board of Directors granted options to a group of employees to purchase 78,850 shares of common stock at $2.38 per share.  The options were fully vested at the date of grant and no options have been exercised.  During fiscal year 2012, there were 98,850 options granted to purchase common stock at a weighted-average grant-date fair value of $2.53 per share.

The cost of employee services received in exchange for awards of equity instruments are referred to as share-based payments and are based on the grant date fair-value of those awards.  Stock-based compensation includes compensation expense, recognized over the applicable vesting periods, for both new share-based awards and share-based awards granted prior to, but not yet vested, as of June 30, 2011 and 2012.  The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of stock options granted to employees.  Stock-based compensation totaled approximately $218,631 and $103,248 for the years ended June 30, 2012 and 2011, respectively.

The fair value of options granted was estimated using the following weighted-average assumptions for all of our stock options plans:

	Fiscal Year Ended June 30, 2012	Fiscal Year Ended June 30, 2011
Expected term (in years)	8.58	-
Expected volatility	93.4%	-
Risk-free interest rate	2.00%	-
Dividend yield	0.00%	-

         PHAZAR CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 8.   STOCK OPTIONS – continued

A summary of the status of the Company’s outstanding stock options as of June 30, 2012 and June 30, 2011 and changes for the periods then ended are as follows:

		Weighted Average
	Number of Shares	Exercise Price Per Share	Remaining Contractual Term	Aggregate Intrinsic Value

Options Outstanding:
Balance at June 30, 2010	355,400	$4.50
Granted	-	-
Exercised	-	-
Forfeited	(89,700)	5.43
Balance at June 30, 2011	265,700	$3.76	7.48	$(163,744)
Granted	98,850	2.53
Exercised	-	-
Forfeited	(83,000)	4.11
Balance at June 30, 2012	281,550	$3.23	7.56	$(222,756)

Options Exercisable:
At June 30, 2011	122,034	$4.13	7.46	$(127,828)
At June 30, 2012	205,550	$3.52	7.92	$(185,485)

The fair value of our non-vested share awards was determined based upon the closing trading price of our common stock on the grant date.

The following table presents a summary of the activity for all of our non-vested shares:

	Shares	Weighted-Average Grant-Date Fair Value per Share
	(In thousands)

Balance of non-vested shares at June 30, 2011	143,666	$3.45
Granted	20,000	$3.14
Forfeited	(80,000)	$3.21
Vested	(7,666)	$5.56
Balance of non-vested shares at June 30, 2012	76,000	$2.45

Unrecognized compensation expense related to stock options was $48,600 and $85,896 at June 30, 2012 and 2011, respectively.

PHAZAR CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

NOTE 8.   STOCK OPTIONS – continued

The following table details stock-based compensation expense included in the statement of operations for the fiscal year ended June 30, 2012 and fiscal year ended June 30, 2011.

	Fiscal Year Ended June 30, 2012	Fiscal Year Ended June 30, 2011

Selling, general and administrative expense	$218,631	$103,248
FIT benefit	(74,335)	(35,104)
Impact on net income (loss)	$144,296	$68,144
Impact on net income per share -
Basic and diluted EPS	$0.06	$0.03

NOTE 9.  DISCONTINUED OPERATIONS

In January  2011,  the Company announced that after a thorough review of the progress and status of the True Mesh Network Radio program, the Board of Directors concluded that commercial viability and profitability was unlikely to be achievable in the foreseeable future and voted to discontinue further development.  As a result, for the year ended June 30, 2011, the Company recorded a charge (net of tax) of $994,082, of which $508,546 relates to activity prior to the decision to discontinue operations and a charge of $22,187,  net of tax for the year ended June 30, 2012.

	Fiscal Year Ended June 30, 2012	Fiscal Year Ended June 30, 2011

The following is a summary of the results of the
discontinued operations:
Revenues	$-	$193,930
COGS (including inventory write offs)	(32,761)	(992,278)
	(32,761)	(798,348)

Selling, general and administration expense	(855)	(257,594)
Research and development costs	-	(450,243)
	(855)	(707,837)

Net loss before income taxes	$(33,616)	$(1,506,185)

Provision (benefit) for income taxes	(11,429)	(512,103)
Net loss	$(22,187)	$(994,082)

The following is a summary of the liabilities of
discontinued operations:

Liabilities of discontinued operations:
Accrued liabilities	$114,571	$178,060
Total liabilities of discontinued operations	$114,571	$178,060

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

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of June 30, 2012. In making their assessment, the Company's Chief Executive Officer and Chief Financial Officer were guided by the releases issued by the SEC and to the extent applicable was based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.  The Company has had no change during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information

None

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item with regard to executive officers is as follows:

Mr. Garland Asher, age 68, has served as President and Chief Executive Officer since September, 2008 and as a Director since October, 2007.  Mr. Asher served as Director and Chairman of the Audit Committee of Universal Power Group, Inc., a power equipment and battery distributor from December, 2006 through August 2008.  Mr. Asher has served as a member of the City of Fort Worth Audit Committee from 2006 through 2008.  Mr. Asher served as President and COO of Integration Concepts, Inc., a healthcare software company, from September 1999 through June 2004.  From 2004 through 2008, Mr. Asher was involved in personal investment activities.  Mr. Asher will be retiring on December 31, 2012.

Ms. Deborah Inzer, age 62, has served as Vice President, Chief Financial Officer and Treasurer of PHAZAR CORP since March 2008.  Ms. Inzer served as Controller of Shared Technologies, Inc., a telecommunications company from January, 2005 until March, 2008.  Ms. Inzer has served as Vice President, Accounting and Controller at Dave & Buster's in Dallas, Texas from 1999 to 2005 and Senior Vice President, Accounting at AmBrit Energy Corp in Dallas, Texas from 1989 to 1999.

Information regarding directors of the Company required by this Item is incorporated by reference to the section entitled “Election of Directors” set forth in the Proxy Statement for our 2012 Annual Meeting of Shareholders.

The information regarding compliance and the evaluation of late filings under  Section 16(a) of the Exchange Act required by this Item is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” set forth in the Proxy Statement for our 2012 Annual Meeting of Shareholders.

Information regarding our audit committee financial experts and code of ethics and business conduct required by this item is incorporated by reference to the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership” set for in the Proxy Statement for our 2012 Annual Meeting of Shareholders.

The Company has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers and employees.  The Code of Business Conduct and Ethics is on the Company’s website at www.phazarcorp.com under the caption “Corporate Governance”

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to the section entitled “Executive Compensation” and the section entitled “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership – Fees Paid to Directors” set forth in our Proxy Statement for our 2012 Annual Meeting of Shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the section entitled “Executive Compensation” and the section entitle “Matters Relating to Corporate Governance, Board Structure, Director Compensation and Stock Ownership – Security Ownership of Management” set forth in the Proxy Statement for our 2012 Annual Meeting of Shareholders.

The following table provides a summary of information as of June 30, 2012, relating to our equity compensation plans in which our Common Stock is authorized for issuance.

Equity Compensation Plan Information:
	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)

Equity Compensation Plans approved by shareholders (1)	147,700	4.24	102,300

Equity Compensation Plans approved by shareholders (2)	133,850	2.99	139,750

(1)	Consists of the 2006 Incentive Stock Option Plan
(2)	Consists of the 2009 Equity Incentive Plan adopted by the Board of Directors on April 8, 2009

Item 13.  Certain Relationships and Related Transactions.

None

Item 14.  Principal Accountant Fees and Services

Information required by this Item is incorporated by reference to the section entitled “Audit Fees”, are set forth in our Proxy Statement for our 2012 Annual Meeting.

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

(b)           Reports on Form 8-K

On August 25, 2011, the registrant filed a Form 8-K for the purpose of announcing its fourth quarter 2011 financial results

On September 12, 2011, the registrant filed a Form 8-K for the purpose of announcing personnel additions to Antenna Products Corporation

On September 28, 2011, the registrant filed a Form 8-K for the purpose of announcing the introduction of new DAS (distributed antenna systems) at the PCIA Infrastructure Show

On October 19, 2011, the registrant filed a Form 8-K for the purpose of announcing its first quarter 2012 financial results

On November 10, 2012, the registrant filed a Form 8-K for the purpose of announcing the election of fiscal year 2012 directors

On January 19, 2012, the registrant filed a Form 8-K for the purpose of announcing its second quarter 2012 financial results

On February 20, 2012, the registrant filed a Form 8-K for the purpose of announcing the award of the ISO 9001:2008 Certification to Antenna Products Corporation, a wholly owned subsidiary

On April 24, 2012, the registrant filed a Form 8-K for the purpose of announcing its third quarter 2012 financial results

On July 20, 2012, the registrant filed a Form 8-K for the purpose of announcing the pending retirement of Garland P. Asher, Chairman, President and CEO

On August 22, 2012, the registrant filed a Form 8-K for the purpose of announcing its fourth quarter 2012 financial results

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: September 21, 2012
PHAZAR CORP

/s/ Garland P. Asher
	BY:	Garland P. Asher, President and
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary W. Havener	Director	September 21, 2012
Gary W. Havener

/s/ James Kenney	Director	September 21, 2012
James Kenney

/s/ R. Allen Wahl	Director	September 21, 2012
R. Allen Wahl

/s/ Thomas B. Reynolds	Director	September 21, 2012
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

Exhibit 23.1 -	Consent of Weaver & Tidwell, LLP

Exhibit 31.1 -	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit 31.2 -	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

Exhibit 32.1 -	Section 1350 Certification

Exhibit 99.1 -	Nominating Committee Charter incorporated by reference to the like numbered exhibit in the Registrant's Form 8-K filed on November 7, 2005

Exhibit 99.1(2) -	Revised Audit Committee Charter dated July 21, 2010 incorporated by reference to the like numbered exhibit in the Registrant's Form 10-K filed on August 20, 2010

Exhibit 101 -	EX-101.INS	XBRL Instance Document
	EX-101.SCH	XBRL Taxonomy Extension Schema
	EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
	EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
	EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
	EX-101.DEF	XBRL Taxonomy Extension Definition Document