Form 10-Q
period 2012-09-30
PHAZAR CORP
filed 2012-11-09
CIK 724267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSSION
Washington D.C.  20549

Form 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______________ to _______________

Commission file number 0-12866

PHAZAR CORP (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	75-1907070 (IRS Employer Identification No.)

101 S.E. 25th Avenue, Mineral Wells, Texas 76067 (Address of principal executive offices)	(940) 325-3301 (Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act

Title of each class Common Stock, $0.01 par value	Name of each exchange on which registered NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act: None _________________________________

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

As of October 31, 2012, 2,396,228 shares of Common Stock were outstanding.

PHAZAR CORP AND SUBSIDIARIES

Item 1.          Financial Statements

PHAZAR CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2012 AND JUNE 30, 2012

	September 30, 2012 (Unaudited)	June 30, 2012

CURRENT ASSETS
Cash and cash equivalents	$797,814	$528,876
Accounts receivable:
Trade, net of allowance for doubtful accounts of $0
as of September 30, 2012 and June 30, 2012	414,766	880,342
Inventories	1,904,988	2,376,427
Note receivable	1,523,465	1,477,161
Prepaid expenses and other assets	92,128	95,231
Income taxes receivable	29,321	29,321
Deferred income taxes	206,536	211,674
Total current assets	4,969,018	5,599,032

Property and equipment, net	964,622	997,426

Long - term deferred income tax	306,893	301,547
TOTAL ASSETS	$6,240,533	$6,898,005

CURRENT LIABILITIES
Accounts payable	$170,653	$274,628
Accrued liabilities	366,728	300,637
Deferred revenues	164,500	19,619
Liabilities held for discontinued operations	114,571	114,571
Total current liabilities	$816,452	$709,455

TOTAL LIABILITIES	$816,452	$709,455

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred Stock, $1 par, 2,000,000 shares authorized, none issued
or outstanding, attributes to be determined when issued	-	-

Common stock, $0.01 par, 6,000,000 shares authorized
and 2,394,228, and 2,391,628 issued on September 30, 2012 and June 30, 2012, respectively	23,943	23,917

Additional paid in capital	4,756,677	4,735,800
Treasury stock, at cost, 74,691 shares on September 30, 2012 and June 30, 2012	(215,918)	(215,918)
Retained earnings	859,379	1,644,751
Total shareholders’ equity	5,424,081	6,188,550

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,240,533	$6,898,005

See accompanying Notes to the Unaudited Consolidated Financial Statements.

PHAZAR CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	Three Months Ended
	September 30, 2012 (Unaudited)	September 30, 2011 (Unaudited)
Sales and contract revenues	$1,159,836	$1,415,218
Cost of sales and contracts	1,319,406	779,319
Gross profit (loss)	(159,570)	635,899

Selling, general and administration expenses	537,996	745,370
Research and development costs	174,096	99,462
Total operating expenses	712,092	844,832

Operating loss	(871,662)	(208,933)

Other income
Interest income (net)	17,319	38,292
Other income	68,971	6,480
Total other income	86,290	44,772

Loss from operations before income taxes	(785,372)	(164,161)

Income tax expense (benefit)	-	(55,815)

Net loss before discontinued operations	(785,372)	(108,346)

Loss from discontinued operations	-	(18,044)
Income tax benefit from discontinued operations	-	6,135
Net loss from discontinued operations	$-	$(11,909)

Net loss	$(785,372)	$(120,255)

Basic loss per common share
Continuing operations	$(0.34)	$(0.05)
Discontinued operations	(0.00)	(0.00)
Net loss	$(0.34)	$(0.05)

Diluted loss per common share
Continuing operations	$(0.34)	$(0.05)
Discontinued operations	(0.00)	(0.00)
Net loss	$(0.34)	$(0.05)

Basic weighted average of common shares outstanding	2,311,559	2,311,124
Diluted weighted average of common shares outstanding	2,311,559	2,311,124

See accompanying Notes to the Unaudited Consolidated Financial Statements.

PHAZAR CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	Three Months Ended
	September 30, 2012	September 30, 2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(785,372)	$(120,255)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	32,804	32,347
Provision for slow moving inventory	600,000	-
Loss from discontinued operations	-	11,909
Stock based compensation	20,903	18,066
Deferred federal income tax	(208)	(4,191)
Changes in operating assets and liabilities:
Accounts receivable	465,576	335,698
Inventories	(128,561)	(130,683)
Income taxes receivable	-	(56,579)
Prepaid expenses and other assets	3,103	44,142
Accounts payable	(103,975)	90,646
Accrued liabilities	66,091	150,468
Deferred revenues	144,881	(2,355)
Net cash used in discontinued operations	-	(75,398)
Net cash provided by operating activities	315,242	293,815

CASH FLOWS FROM INVESTING ACTIVITIES:
Funding of note receivable	(46,304)	(148,034)
Purchase of property and equipment	-	(37,250)
Net cash used in investing activities	(46,304)	(185,284)

Net increase in cash and cash equivalents	268,938	108,531
CASH AND CASH EQUIVALENTS, beginning of period	528,876	1,169,318
CASH AND CASH EQUIVALENTS, end of period	$797,814	$1,277,849

See accompanying Notes to the Unaudited Consolidated Financial Statements.

PART I
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments, with the exception of an adjustment to slow moving inventory reserve as noted below) necessary to present fairly the financial position as of September 30, 2012 and June 30, 2012, the results of operations for the three months ended September 30, 2012 and September 30, 2011, and the cash flows for the three months ended September 30, 2012 and 2011.  These results have been determined on the basis of generally accepted accounting principles in the United States of America and have been applied consistently with those used in the preparation of the Company’s audited consolidated financial statements for its fiscal year ended June 30, 2012.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended June 30, 2012.

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

The Company changed its policy in estimating slow moving inventory to more accurately value inventory that may have become impaired or obsolete due to advancing technology or changes in demand of product by some customers.  The new policy to estimate the slow moving reserve will be based on a sliding scale reserve that increases on a separate and distinct level as raw material and finished goods age.  As such, the Company incurred a charge of approximately $600,000 which represents a reserve of $197,794 and $402,206 against the raw material and finished goods inventories, respectively.

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

Earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Weighted average shares outstanding were 2,311,559 and 2,311,124 for the three month periods ended September 30, 2012 and 2011, respectively.

	Three Months Ended
	September 30, 2012	September 30, 2011
Numerator:
Net loss	$(785,372)	$(120,255)
Numerator for basic and diluted loss per share	$(785,372)	$(120,255)

Denominator:
Weighted-average shares outstanding-basic	2,311,559	2,311,124
Effect of dilutive securities:
Stock options	-	-

Denominator for diluted loss per share- Weighted-average shares	2,311,559	2,311,124

Basic loss per share	$(0.34)	$(0.05)

Diluted loss per share	$(0.34)	$(0.05)

NOTE 3     CONTINGENCIES

Legal Proceedings

Neither PHAZAR CORP nor any of its subsidiaries are currently parties to any litigation or arbitrations.

NOTE 4     SUBSEQUENT EVENTS

Mr. Garland P. Asher, resigned as President, Chief Executive Officer and Director of PHAZAR CORP and all positions of the subsidiaries of PHAZAR CORP on October 1, 2012.  Mr. Asher will be consulting with the Company pursuant to a consulting agreement through December 31, 2012, under which he will be paid consulting fees of approximately $40,000 through the remainder of the calendar year.

The Board of Directors of PHAZAR CORP appointed Robert E. Fitzgerald as President and Chief Executive
Officer and Director for the Company, effective October 1, 2012.  Mr. Fitzgerald’s current term as Director will expire at the Company’s next annual meeting of shareholders.  In conjunction with his employment agreement, Mr. Fitzgerald was granted options to purchase 160,000 shares of common stock of the Company, which vest over a five year period.

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

	Three Month Period Ended September 30,
	2012	2011
Net Sales	$1,159,836	$1,415,218

Gross profit (loss) margin percent	(14)%	45%

Net loss	$(785,372)	$(120,255)
Net loss per share	$(0.34)	$(0.05)

Total assets	$6,240,533	$7,607,262

Total liabilities	$816,452	$857,229

Capital expenditures	$-	$37,250

Results of Operations

First Quarter Ended September 30, 2012 (“2012”), Compared to the First Quarter Ended September 30, 2011 (“2011”)

PHAZAR CORP’s consolidated sales from operations were $1,159,836 for the quarter ended September 30, 2012 compared to sales of $1,415,218 for the first quarter ended September 30, 2011.  The Company’s revenue decreased $255,382 or 18%, as sales from our Shipboard and safety climb product lines are down $123,755 and $108,045, respectively, quarter over quarter.

Cost of sales and contracts from operations were $1,319,406 for the quarter ended September 30, 2012 compared to $779,319 for the quarter ended September 30, 2011, up $540,087, or 69%. The $540,087 increase consists of approximately $600,000 reserve for slow moving inventory offset by a $59,943 (or 8%) decline in cost of goods sold on back of 18% decrease in sales quarter over quarter. The Company reviewed its policy in estimating slow moving inventory to more readily identify inventory that may have become impaired or obsolete due to advancing technology and changes in demand of product by some customers.  As such, the Company incurred a charge of approximately $600,000 which represents a reserve of $197,794 and $402,206 against the raw material and finished goods inventories, respectively.  Gross profit margins for the quarter, at 38% before the slow moving inventory charge, were down seven basis points from the 45% gross profit margin reported in the comparable period last year, related to a higher level of overhead rates and a change in product mix.

Sales and administration expense of $537,996 is down $207,374 or 27.8%  for the three month period ended September 30, 2012 compared to the prior year expense of $745,370 related to an increase in plant utilization overhead.  Research and development costs of $174,096 were up $74,634, for the three months ended September 30, 2012 compared to $99,462 in the prior year.  The increase represents continued product development for the commercial wireless product line.

The Company recorded a net loss of $785,372, or $0.34 per share for the three month period ended September 30, 2012 compared to net loss of $120,255, or $0.05 per share for the comparable period in the prior year.

Liquidity and Capital Resources

Sources of Liquidity

Based on current trends, funds from operations, current cash balances and its reasonable belief on available bank financing, PHAZAR CORP believes there are sufficient resources to run the Company’s operations for at least the next twelve months.

Capital Requirements

Management of the operating subsidiaries evaluates the facilities and reviews equipment requirements for existing and projected contracts on a regular basis.  In the first quarter of fiscal year 2013, there were no capital expenditures for new and replacement equipment compared to $37,250 of expenditures in the first quarter of fiscal year 2012.  At this time, the Company does not anticipate any significant capital expenditures for improvements and new equipment during fiscal year 2013.

At September 30, 2012, PHAZAR CORP had cash and cash equivalents of $797,814.  There were $164,500 of  deferred revenues as of September 30, 2012.

Cash Flows

Operating Activities

Cash and cash equivalents of $797,814 at September 30, 2012 are up $268,938, or 50.9% on a balance of $528,876 as of June 30, 2012. The primary components comprising the positive $268,938 of cash flow from operations consist of a $471,439 decrease in inventory, $465,576 decrease in accounts receivable offset by the net loss of $785,372.  The decrease in inventory is attributed to the approximate $600,000 charge associated with a change to the slow moving inventory estimate offset by a $128,561 increase in work in progress inventory. The decrease in accounts receivable reflects the decline in revenues for the quarter ended September 30, 2012.

Investing Activities

Cash of $46,304 was used in investing activities during the three month period ended September 30, 2012, for funding of a note receivable.

Financing Activities

There were no financing activities during the quarters ended September 30, 2012 and 2011.  At September 30, 2012 and 2011, PHAZAR CORP had no long-term debt outstanding.

Forward Looking Statement Disclaimer

This Form 10-Q contains forward-looking information within the meaning of Section 29A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performances and underlying assumption and other statements, which are other than statements of historical facts. Certain statements contained herein are forward-
looking statements and, accordingly, involve risks and uncertainties, which could cause actual results, or outcomes to differ materially from those expressed in the forward-looking statements. The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitations, management’s examination of historical operating trends, data contained in the Company’s records and other data available from third parties, but there can be no assurance that management’s expectations, beliefs or projections will result, or be achieved, or accomplished.

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

The Company has had no change during the quarter ending September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of September 30, 2012. In making their assessment, the Company's Chief Executive Officer and Chief Financial Officer were guided by the releases issued by the SEC and to the extent applicable was based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

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

On October 3, 2012, the registrant filed a Form 8-K for the purpose of announcing the appointment of Robert E. Fitzgerald as President, Chief Executive Officer and Director

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHAZAR CORP

Date: November 9, 2012	/s/Robert E. Fitzgerald
Robert E. Fitzgerald, Principal Executive Officer
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

Exhibit 4.1(2) -	2009 Equity Compensation Plan dated April 22, 2009, incorporated by reference to Exhibit 10-1 of the Registrant's Form S-8, filed on April 27, 2009

Exhibit 10.b -	Employment Agreement with Robert Fitzgerald dated October 1, 2012 (attached)

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

Exhibit 23.1 -	Consent of Weaver and Tidwell, L.L.P. incorporated by reference to the like numbered exhibit in the Registrant's Form 10-K for the fiscal year ended June 30, 2012, filed on September 22, 2012

Exhibit 31.1 -	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (attached)

Exhibit 31.2 -	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (attached)

Exhibit 32.1 -	Section 1350 Certification (attached)

Exhibit 99.1 -	Nominating Committee Charter incorporated by reference to the like numbered exhibit in the Registrant's Form 8-K filed on November 7, 2005

Exhibit 99.1(2) -	Audit Committee Charter incorporated by reference to the like numbered exhibit in the Registrant's Form 10-K for the year ending May 31, 2010 filed on August 19, 2010

Exhibit 101 -	EX-101.INS	XBRL Instance Document
	EX-101.SCH	XBRL Taxonomy Extension Schema
	EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
	EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
	EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
	EX-101.DEF	XBRL Taxonomy Extension Definition Document