Form 10-Q
period 2012-12-31
PHAZAR CORP
filed 2013-02-12
CIK 724267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSSION
Washington D.C.  20549

Form 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012

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

As of January 30, 2013, 2,324,537 shares of Common Stock were outstanding.

PHAZAR CORP AND SUBSIDIARIES

Item 1.             Financial Statements

PHAZAR CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2012 (Unaudited)	June 30, 2012
CURRENT ASSETS
Cash and cash equivalents	$639,548	$528,876
Accounts receivable:
Trade, net of allowance for doubtful accounts of $0
as of December 31, 2012 and June 30, 2012	429,117	880,342
Inventories (net of slow moving reserve)	2,041,634	2,376,427
Note receivable (net of impairment reserve)	-	1,477,161
Prepaid expenses and other assets	76,063	95,231
Income taxes receivable	29,321	29,321
Deferred income taxes	-	211,674
Total current assets	3,215,683	5,599,032

Property and equipment, net	931,819	997,426
Long-term deferred income tax	-	301,547

TOTAL ASSETS	$4,147,502	$6,898,005

CURRENT LIABILITIES
Accounts payable	$348,345	$274,628
Accrued liabilities	391,211	300,637
Deferred revenues	68,226	19,619
Liabilities held for discontinued operations	114,571	114,571
Total current liabilities	$922,353	$709,455

TOTAL LIABILITIES	$922,353	$709,455

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred Stock, $1 par, 2,000,000 shares authorized, none issued
or outstanding, attributes to be determined when issued	-	-

Common stock, $0.01 par, 6,000,000 shares authorized
2,323,537 issued and outstanding on December 31, 2012 and 2,391,628 issued June 30, 2012	23,236	23,917
Additional paid in capital	4,576,649	4,735,800
Treasury stock, at cost, 0 and 74,691 shares on December 31, 2012 and June 30, 2012, respectively	-	(215,918)
Retained earnings (deficit)	(1,374,736)	1,644,751
Total shareholders’ equity	3,225,149	6,188,550

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,147,502	$6,898,005

See accompanying Notes to the Unaudited Consolidated Financial Statements.

PHAZAR CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended			Six Months Ended
	December 31,			December 31,
	2012		2011	2012	2011
	(Unaudited)			(Unaudited)
Sales and contract revenues		$1,495,130	$2,092,367	$2,654,966	$3,507,585
Cost of sales and contracts		931,556	1,273,062	2,250,962	2,052,381
Gross profit		563,574	819,305	404,004	1,455,204

Selling, general and administration expenses		593,552	719,588	1,131,548	1,464,958
Impairment of note receivable		1,516,338	-	1,516,338	-
Research and development costs		184,876	127,398	358,972	226,860
Total operating expenses		2,294,766	846,986	3,006,858	1,691,818

Operating loss		(1,731,192)	(27,681)	(2,602,854)	(236,614)

Other income
Interest income		34,448	29,585	51,767	67,877
Other income (expense)		(23,941)	4,871	45,030	11,351
Total other income		10,507	34,456	96,797	79,228

Income (loss) from operations before income taxes		(1,720,685)	6,775	(2,506,057)	(157,386)

Income tax expense (benefit)		513,430	2,304	513,430	(53,511)

Net income (loss) before discontinued operations		(2,234,115)	4,471	(3,019,487)	(103,875)

Loss from discontinued operations		-	-	-	(18,044)
Income tax benefit from discontinued operations		-	-	-	6,135
Net loss from discontinued operations		-	-	-	(11,909)
Net income (loss)		$(2,234,115)	$4,471	$(3,019,487)	$(115,784)

Basic loss per common share
Continuing operations	$	(0.96)	$-	$(1.30)	$(0.04)
Discontinued operations		-	-	-	(0.01)
Net loss		$(0.96)	$-	$(1.30)	$(0.05)

Diluted loss per common share
Continuing operations		$(0.96)	$-	$(1.30)	$(0.04)
Discontinued operations		-	-	-	(0.01)
Net loss		$(0.96)	$-	$(1.30)	$(0.05)

Basic weighted average of common shares outstanding		2,322,578	2,313,569	2,320,319	2,312,346
Diluted weighted average of common shares outstanding		2,322,578	2,313,569	2,320,319	2,312,346

See accompanying Notes to the Unaudited Consolidated Financial Statements.

PHAZAR CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 31, 2012 (Unaudited)	December 31, 2011 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,019,487)	$(115,784)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	65,607	64,692
Provision for slow moving inventory	600,000	-
Impairment of note receivable	1,516,338	-
Loss from discontinued operations	-	11,909
Stock based compensation	56,086	27,114
Deferred federal income tax	513,221	(33,512)
Changes in operating assets and liabilities:
Accounts receivable	451,225	338,158
Inventories	(265,207)	84,928
Income taxes receivable	-	(24,955)
Prepaid expenses and other assets	19,168	62,996
Accounts payable	73,717	22,498
Accrued liabilities	90,574	170,493
Deferred revenues	48,607	19,618
Net cash used in discontinued operations	-	(75,398)
Net cash provided by operating activities	149,849	552,757

CASH FLOWS FROM INVESTING ACTIVITIES:
Funding of note receivable	(39,177)	(256,235)
Purchase of property and equipment	-	(37,250)
Net cash used in investing activities	(39,177)	(293,485)

Net increase in cash and cash equivalents	110,672	259,272
CASH AND CASH EQUIVALENTS, beginning of period	528,876	1,169,318
CASH AND CASH EQUIVALENTS, end of period	$639,548	$1,428,590

See accompanying Notes to the Unaudited Consolidated Financial Statements.

PART I

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments and items noted below under “Use of Estimates and Assumptions”) necessary to present fairly the financial position as of December 31, 2012, the results of operations for the three and six months ended December 31, 2012 and December 31, 2011, and the cash flows for the six months ended December 31, 2012 and 2011.  These results have been determined on the basis of generally accepted accounting principles in the United States of America and have been applied consistently with those used in the preparation of the Company’s audited consolidated financial statements for its fiscal year ended June 30, 2012.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended June 30, 2012.

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

An impairment reserve of $1,516,338 was placed against the note receivable as of December 31, 2012, see Note 4.

An additional $513,430 tax valuation allowance has been recorded against the current and non-current deferred tax assets, see Note 6.

The Company changed its policy in estimating slow moving inventory to more accurately value inventory that may have become impaired or obsolete due to advancing technology or changes in demand of product by some customers.  The new policy to estimate the slow moving reserve is based on a sliding scale reserve that increases on a separate and distinct level as raw material and finished goods age.  As such, during the first quarter of fiscal year 2013, the Company incurred a charge of approximately $600,000.

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

NOTE  2     NET INCOME (LOSS) PER COMMON SHARE

Earnings per share are computed by dividing net loss by the weighted average number of common shares outstanding during the period, as follows:

	Six Months Ended
	December 31, 2012	December 31, 2011
Numerator:
Net loss	$(3,019,487)	$(115,784)
Numerator for basic and diluted loss per share	$(3,019,487)	$(115,784)

Denominator:
Weighted-average shares outstanding-basic	2,320,319	2,312,346
Effect of dilutive securities:
Stock options	-	-

Denominator for diluted income (loss) per share- Weighted-average shares	2,320,319	2,312,346

Basic income (loss) per share	$(1.30)	$(0.05)

Diluted income (loss) per share	$(1.30)	$(0.05)

NOTE 3     CONTINGENCIES

        Legal Proceedings

Neither PHAZAR CORP nor any of its subsidiaries are currently parties to any litigation or arbitrations.

NOTE 4.   NOTE RECEIVABLE

On December 8, 2009, the Company entered into a $500,000 Principal 8% Per Year Senior Secured     Convertible Note with Tracciare, Inc. with an original maturity date of May 31, 2011.  In addition, the Company received a warrant to purchase up to eighty percent of Tracciare’s equity for a total price of $500,000.  In March 2011, the note was amended to extend the maturity date to June 30, 2013.  At December 31, 2012, Tracciare, Inc. had drawn all of the $500,000 note, along with additional fundings in the amount of $833,941 all under separate notes with the same terms and agreements as the original note and amendment.  The $1,542,800 note receivable balance at December 31, 2012 includes $208,859 of accrued interest receivable.

Beginning in May 2012 PHAZAR CORP significantly decreased the amount of funding that it provided to Tracciare under the notes.  PLAZAR CORP envisions that it will provide very little additional capital to Tracciare in the future.  Given Tracciare’s cash requirements and lack of a forseeable source of capital for Tracciare, PHAZAR CORP finds it highly unlikely that it will recover any significant amount on the note receivable when it comes due on June 30, 2013.  As a result, as of December 31, 2012, the collectability of the note receivable is unlikely and management has provided a $1,516,338 impairment reserve against the note receivable.

NOTE 5.  TREASURY STOCK

On November 29, 2012 management advised Computershare Trust Company, N.A., PHAZAR CORP’s transfer agent to cancel the 74,691 shares of treasury stock and reduce the number of common stock shares issued and outstanding by the number of treasury stock cancelled.

NOTE 6.  DEFERRED TAX ASSETS

As of June 30, 2012, PHAZAR CORP had deferred tax assets of $787,291 with a valuation allowance of $273,861 against the deferred tax assets related to the net operating losses.  The valuation allowance had been established for the deferred tax assets related to net operating losses because PHAZAR CORP could not demonstrate that it would be more likely than not that this deferred tax asset would be realized.

During the second quarter of the year ending June 30, 2013, PHAZAR CORP has reported large operating losses and projected cash flow shortfalls in the near future.  Based on those facts, it is unlikely the remaining  net deferred tax assets will be realized.  Therefore, an additional valuation allowance of $513,430 has been recorded.  PHAZAR CORP has recorded a deferred tax expense in the amount $513,430 as a result of the additional valuation allowance.

PHAZAR CORP AND SUBSIDIARIES

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that affected the Company’s financial condition and operating results for the periods included in the consolidated financial statements in Item 1.

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

	Three Month Period Ended December 31,		Six Month Period Ended December 31,
	2012	2011	2012	2011
Net Sales	$1,495,130	$2,092,367	$2,654,966	$3,507,585

Gross profit margin percent	38%	39%	15%	41%

Net income (loss)	$(2,234,115)	$4,471	$(3,019,487)	$(115,784)

Net income (loss) per share	$(0.96)	$(0.00)	$(1.30)	$(0.05)

Total assets	$4,147,502	$7,594,631	$4,147,502	$7,594,631

Total liabilities	$922,353	$831,080	$922,353	$831,080

Capital expenditures	$-	$-	$-	$37,250

Results of Operations

Second Quarter Ended December 31, 2012 (“2013”), Compared to the Second Quarter Ended December 31, 2011 (“2012”)

PHAZAR CORP’s consolidated sales from operations were $1,495,130 for the quarter ended December 31, 2012 compared to sales of $2,092,367 for the quarter ended December 31, 2011.  The Company’s decline in revenues of $597,237, or -29%, is attributed to a $1,116,454 non-recurring antenna shipment to EID-Portugal in the second quarter in fiscal year 2012 offset by an upturn in shipboard and safety climb product lines during the second quarter in fiscal year 2013.

Cost of sales and contracts from operations were $931,556 for the quarter ended December 31, 2012, compared to $1,273,062 for the quarter ended December 31, 2011, down $341,506, or -27%.  Gross profit margin for the quarter, at 38% is down one basis point from the 39% gross profit margin reported in the comparable period last year.

Selling, general and administration expenses were up 193% for the quarter ended December 31, 2012, to $2,109,890 from $719,588 in the prior year, reflecting a $1,516,338 charge for an impairment on the Tracciare, Inc. note receivable offset by a  $126,036 decline in recurring expenses quarter over quarter.  The decline in selling, general and administration expense is related to an increase in plant utilization overhead charged to cost of goods sold.  Discretionary product development spending for the quarter ended December 31, 2012 was $184,876, or 12% of sales, compared to $127,398, or 6% of sales for the comparable period last year.

During the second quarter of the year ended December 31, 2012, PHAZAR CORP reported large operating losses and projected cash flow shortfalls in the near future.  Based on those facts, it is unlikely the remaining  net deferred tax assets will be realized.  Therefore, an additional valuation allowance of $513,430 has been recorded as a deferred tax expense.

The Company recorded a net loss of $2,234,115, or $(0.96) per share for the three month period ended December 31, 2012 compared to net income of $4,471 or $0.00 per share for the comparable period in the prior year.

Six Months Ended December 31, 2012 (“2013”), Compared to the Six Months Ended December 31, 2011 (“2012”)

Consolidated sales from operations for PHAZAR CORP were $2,654,966 for the six months ended December 31, 2012 compared to $3,507,585 for the six months ended December 31, 2011.  The Company’s sales decreased by $852,619, or 24% attributable to a $1,116,440 non-recurring shipment in fiscal year 2012 to EID Portugal offset by an upturn in our shipboard antenna product line.

Costs of sales and contracts from operations were $2,250,962 for the six months ended December 31, 2012 compared to $2,052,381 for the six months ended December 3, 2011, up $198,581, or 10% due to the $600,000 slow moving inventory reserve recorded in the first quarter offset by the decline revenues for the first two quarters of fiscal year 2013.   The gross profit margin for the six month period ended December 31, 2012, at 15% was  down twenty six basis points compared to the gross profit margin of 41% for the same period in the prior year.  The significant decline in gross profit margin is largely attributed to the $600,000 reserve for slow moving inventory that was recorded in the first quarter of fiscal year 2013.

Selling, general and administration expenses of $2,647,886 are up $1,182,928, or 81% for the six months ended December 31, 2012 compared to $1,464,958 for the six month period ended December 31, 2011.  The increase in sales and administration expense reflects a $1,516,338 impairment charge on the Tracciare, Inc. note receivable offset by a $333,410 decline related to an increase in plant utilization overhead charged to cost of goods sold for the six month period ended December 31, 2012.  Discretionary product development spending for the six month period ended December 31, 2012 was $358,972, or 14% of sales, compared to $226,860, or 7% of sales for the comparable period last year.  Year over year there is an increase of $132,112 in discretionary product development spending.  The increase represents continued product development for the commercial wireless product line.

During the second quarter of the year ended December 31, 2012, PHAZAR CORP reported large operating losses and projected cash flow shortfalls in the near future.  Based on those facts, it is unlikely the remaining net deferred tax assets will be realized.  Therefore, an additional valuation allowance of $513,430 has been recorded as a deferred tax expense.

The Company recorded a net loss of $3,019,487, or $(1.30) per share for the six month period ended December 31, 2012 compared to a net loss of $115,784, or $(0.05) per share for the comparable period in the prior year.

Liquidity and Capital Resources

Sources of Liquidity

Based on current trends, funds from operations and current cash balances, PHAZAR CORP believes there are not sufficient resources to run the Company’s operations for the next twelve months.  PHAZAR CORP has sought bank financing on its properties in Mineral Wells, Texas but was denied a loan due to its history of operating losses.  PHAZAR CORP is actively pursuing funding sources and other strategic opportunities; however, there is no guarantee that any such funding will be successful and if a funding event is consummated, it is likely that it will involve substantial dilution to PHAZAR CORP’S existing shareholders. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to accomplish these business objectives.

Capital Requirements

Management of the operating subsidiaries evaluates the facilities and reviews equipment requirements for existing and projected contracts on a regular basis.  For the six month period ended December 31, 2012, there were no capital expenditures for new and replacement equipment compared to $37,250 in capital expenditures in the comparable period of fiscal year 2011.

At December 31, 2012, PHAZAR CORP had cash and cash equivalents of $639,548.  There was $68,226 of deferred revenues at December 31, 2012.

Cash Flows

Operating Activities

Cash and cash equivalents of $639,548 at December 31, 2012 are up $110,672, or 21% on a balance of $528,876 as of June 30, 2012. The primary components comprising the positive $149,849 of cash flow provided by operating activities, after taking into consideration the net loss and adjusting back for slow moving inventory reserve, impairment on the note receivable and the valuation allowance for the deferred tax assets, consists of a $451,225 decrease in accounts receivable related to the decline in revenues for the first two quarters of fiscal year 2013 offset by a $265,207 increase in inventories associated with work in process jobs scheduled to ship in the third and fourth quarters of fiscal year 2013.

Investing Activities

Cash of $39,177 was used in investing activities during the six month period ended December 31, 2012, which consists of $39,177 of funding for the note receivable.

Financing Activities

There were no financing activities during the six month periods ended December 31, 2012 and 2011.  At December 31, 2012 and 2011, PHAZAR CORP had no long-term debt outstanding.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s subsidiaries. Subject to the above, the Company’s internal control over financial reporting is effective.

The Company has had no change during the quarter ending December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer evaluated the Company’s disclosure controls and procedures as of December 31, 2012. In making their assessment, the Company's Chief Executive Officer and Chief Financial Officer were guided by the releases issued by the SEC and to the extent applicable was based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

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

On October 3, 2012, the registrant filed a Form 8-K for the purpose of announcing the appointment of Robert E. Fitzgerald as President, Chief Executive Officer and Director

On November 13, 2012, the registrant filed a Form 8-K for the purpose of announcing its first quarter 2013 financial results

On November 15, 2012, the registrant filed a Form 8-K for the purpose of announcing the election of Directors for fiscal year 2013

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHAZAR CORP

Date: February 11, 2013	/s/ Robert E. Fitzgerald
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

Exhibit 23.1 -	Consent of Weaver and Tidwell, L.L.P. incorporated by reference to the like numbered exhibit in the Registrant's Form 10-K/A for the fiscal year ended May 31, 2009, filed on March 24, 2010

Exhibit 31.1 -	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (attached)

Exhibit 31.2 -	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (attached)

Exhibit 32.1 -	Section 1350 Certification (attached)

Exhibit 99.1 -	Nominating Committee Charter incorporated by reference to the like numbered exhibit in the Registrant's Form 8-K filed on November 7, 2005

Exhibit 99.1(2) -	Revised Audit Committee Charter dated July 21, 2010 incorporated by reference to the like numbered exhibit in the Registrant's Form 10-K filed on August 19, 2010

Exhibit 101 -	EX-101.INS	XBRL Instance Document
	EX-101.SCH	XBRL Taxonomy Extension Schema
	EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
	EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
	EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
	EX-101.DEF	XBRL Taxonomy Extension Definition Document