Form 10-K/A
period 2012-06-30
PHAZAR CORP
filed 2013-02-19
CIK 724267

UNITED STATES SECURITIES AND EXCHANGE COMMISSSION
Washington D.C.  20549

FORM 10-K/A
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which Registrant’s common stock shares was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $4,135,896.

As of January 31, 2013, 2,324,537 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive 2012 Proxy Statement filed with the Securities and Exchange Commission on October 9, 2012.

EXPLANATORY NOTE

PHAZAR CORP (the “Company”), is filing this Amendment to its Annual Report on Form 10-K for the fiscal year ended June 30, 2012 to amend Item 9A Controls and Procedures for the purpose of disclosing the  conclusions of our evaluation of internal controls over financial reporting.    This Amendment to Form 10-K is pursuant to Items 307 and 308 of Regulation S-K (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act).

Item 9A of the Company’s Form 10-K for the period ending June 30, 2012 filed by the Company on September 21, 2012 is hereby amended and restated to state the following.

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

DATE: February 19, 2013
PHAZAR CORP

/s/ Robert E. Fitzgerald
	BY:	Robert E. Fitzgerald, Principal Executive Officer
and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary W. Havener	Director	February 19, 2013
Gary W. Havener

/s/ James Kenney	Director	February 19, 2013
James Kenney

/s/ Michael Young	Director	February 19, 2013
Michael Young

/s/ Thomas B. Reynolds	Director	February 19, 2013
Thomas B. Reynolds