Form 10-Q/A
period 2012-09-30
PHAZAR CORP
filed 2013-02-19
CIK 724267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSSION
Washington D.C.  20549

Form 10-Q/A

(Mark One)
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______________ to _______________

Commission file number 0-12866

PHAZAR CORP (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	75-1907070 (IRS Employer Identification No.)

101 S.E. 25th Avenue, Mineral Wells, Texas 76067 (Address of principal executive offices)	(940) 325-3301 (Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act

Title of each class Common Stock, $0.01 par value	Name of each exchange on which registered NASDAQ Stock Market

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

As of February 14, 2013, 2,324,557 shares of Common Stock were outstanding.

EXPLANATORY NOTE

PHAZAR CORP (the “Company”), is filing this Amendment to its Annual Report on Form 10-Q for the first quarter ended September 30, 2012 to amend Item 4 Controls and Procedures for the purpose of disclosing the  conclusions of our evaluation of internal controls over financial reporting.    This Amendment to Form 10-Q is pursuant to Items 307 and 308 of Regulation S-K (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act).

Item 4 of the Company’s Form 10-Q for the period ending September 30, 2012 filed by the Company on November 9, 2012 is hereby amended and restated to state the following.

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

3