Form 10-K/A
period 2012-06-30
PHAZAR CORP
filed 2013-03-04
CIK 724267

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

As of February 28, 2013, 2,326,327 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive 2012 Proxy Statement filed with the Securities and Exchange Commission on October 9, 2012.

EXPLANATORY NOTE

PHAZAR CORP (the “Company”), is filing a second Amendment to its Annual Report on Form 10-K for the fiscal year ended June 30, 2012 to amend Item 9A Controls and Procedures for the purpose of disclosing the  conclusions of our evaluation of internal controls over financial reporting.    This Amendment to Form 10-K is pursuant to Items 307 and 308 of Regulation S-K (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act).

Item 9A of the Company’s Form 10-K for the period ending June 30, 2012 filed by the Company on September 21, 2012 is hereby amended and restated to state the following.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.  The Company’s Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining these procedures and, as required by the rules of the SEC, evaluating their effectiveness.  Based on their evaluation the Company’s disclosure controls and procedures which took place as of the end of the period covered by this report,  the  Chief Executive Officer and Chief Financial Officer  have concluded that these procedures were effective as of June 30, 2012, to ensure that the Company is able to collect, process, and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012.  In making this assessment, management was guided by the releases issued by the SEC and to the extent applicable was based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. The Company has had no change during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  Subject to the above, the Company’s internal control over financial reporting are effective as of the end of the reporting period ended June 30, 2012.

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

DATE: March 4, 2013
PHAZAR CORP

/s/Robert E. Fitzgerald
	BY:	Robert E. Fitzgerald, Principal Executive Officer
and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Gary W. Havener	Director	March 1, 2013
Gary W. Havener

/s/James Kenney	Director	March 1, 2013
James Kenney

/s/Michael Young	Director	March 1, 2013
Michael Young

/s/Thomas B. Reynolds	Director	March 1, 2013
Thomas B. Reynolds