Form 10-Q/A
period 2012-09-30
PHAZAR CORP
filed 2013-03-08
CIK 724267

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

As of March 6, 2013, 2,327,127 shares of Common Stock were outstanding.

EXPLANATORY NOTE

PHAZAR CORP (the “Company”), is filing a second Amendment to its Quarterly Report on Form 10-Q/A for the first quarter ended September 30, 2012 to amend Item 4 Controls and Procedures, for the purpose of disclosing the  conclusions of our evaluation of internal controls over financial reporting.  This Amendment to Form 10-Q is pursuant to Items 307 and 308 of Regulation S-K (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act).

Item 4 of the Company’s Form 10-Q for the period ended September 30, 2012 filed by the Company on November 9, 2012 is hereby amended and restated to state the following.

Item 4 Controls and Procedures

Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.  The Company’s Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining these procedures and, as required by the rules of the SEC, evaluating their effectiveness.  Based on their evaluation the Company’s disclosure controls and procedures which took place as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer have concluded that these procedures were effective as of September 30, 2012, to ensure that the Company is able to collect, process, and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012.  In making this assessment, management was guided by the releases issued by the SEC and to the extent applicable was based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. The Company has had no change during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  Subject to the above, the Company’s internal control over financial reporting are effective as of the end of the reporting period ended September 30, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 7, 2013
PHAZAR CORP

/s/ Robert E. Fitzgerald
	BY:	Robert E. Fitzgerald, Principal Executive Officer
and Director

3