Form 10-Q
period 2013-03-31
PHAZAR CORP
filed 2013-04-22
CIK 724267

UNITED STATES
SECURITIES AND EXCHANGE COMMISSSION
Washington D.C.  20549

Form 10-Q

(Mark One)
[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

As of April 12, 2013, 2,330,337 shares of Common Stock were outstanding.

PHAZAR CORP AND SUBSIDIARIES

Item 1.    Financial Statements

PHAZAR CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2013 (Unaudited)	June 30, 2012
CURRENT ASSETS
Cash and cash equivalents	$683,499	$528,876
Accounts receivable:
Trade, net of allowance for doubtful accounts of $0
as of March 31, 2013 and June 30, 2012	708,147	880,342
Inventories (net of slow moving reserve)	2,054,166	2,376,427
Note receivable (net of impairment reserve)	-	1,477,161
Prepaid expenses and other assets	50,282	95,231
Income taxes receivable	29,321	29,321
Deferred income taxes	-	211,674
Total current assets	3,525,415	5,599,032

Property and equipment, net	899,015	997,426
Long-term deferred income tax	-	301,547
TOTAL ASSETS	$4,424,430	$6,898,005

CURRENT LIABILITIES
Accounts payable	$136,139	$274,628
Accrued liabilities	320,869	300,637
Note payable – QAR Industries, Inc.	500,000	-
Deferred revenues	262,341	19,619
Liabilities held for discontinued operations	114,571	114,571
Total current liabilities	$1,333,920	$709,455

TOTAL LIABILITIES	$1,333,920	$709,455

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred Stock, $1 par, 2,000,000 shares authorized, none issued
or outstanding, attributes to be determined when issued	-	-

Common stock, $0.01 par, 6,000,000 shares authorized
2,330,337 issued and outstanding on March 31, 2013 and 2,391,628 issued June 30, 2012	23,304	23,917
Additional paid in capital	4,610,138	4,735,800
Treasury stock, at cost, 0 and 74,691 shares on March 31, 2013 and June 30, 2012, respectively	-	(215,918)
Retained earnings (accumulated deficit)	(1,542,932)	1,644,751
Total shareholders’ equity	3,090,510	6,188,550

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$4,424,430	$6,898,005

See accompanying Notes to the Unaudited Consolidated Financial Statements.

PHAZAR CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Sales and contract revenues	$1,643,108	$1,485,107	$4,298,074	$4,992,692
Cost of sales and contracts	956,228	651,211	3,207,190	2,703,592
Gross profit	686,880	833,896	1,090,884	2,289,100

Selling, general and administration expenses	659,296	1,113,677	1,790,844	2,578,635
Impairment of note receivable	31,175	-	1,547,513	-
Research and development costs	172,553	171,075	531,525	397,935
Total operating expenses	863,024	1,284,752	3,869,882	2,976,570

Operating loss	(176,144)	(450,856)	(2,778,998)	(687,470)

Other income
Interest income (expense)	(815)	23,759	50,952	91,636
Other income	8,763	8,622	53,793	19,973
Total other income	7,948	32,381	104,745	111,609

Loss from operations before income taxes	(168,196)	(418,475)	(2,674,253)	(575,861)

Income tax expense (benefit)	-	(142,282)	513,430	(195,793)

Net loss before discontinued operations	(168,196)	(276,193)	(3,187,683)	(380,068)

Loss from discontinued operations	-	(15,572)	-	(33,616)
Income tax benefit from discontinued operations	-	5,294	-	11,429
Net loss from discontinued operations	-	(10,278)	-	(22,187)
Net loss	$(168,196)	$(286,471)	$(3,187,683)	$(402,255)

Basic loss per common share
Continuing operations	$(0.07)	$(0.12)	$(1.37)	$(0.16)
Discontinued operations	-	-	-	(0.01)
Net loss	$(0.07)	$(0.12)	$(1.37)	$(0.17)

Diluted loss per common share
Continuing operations	$(0.07)	$(0.12)	$(1.37)	$(0.16)
Discontinued operations	-	-	-	(0.01)
Net loss	$(0.07)	$(0.12)	$(1.37)	$(0.17)

Basic weighted average of common shares outstanding	2,325,795	2,315,080	2,321,983	2,313,264
Diluted weighted average of common shares outstanding	2,325,795	2,315,080	2,321,983	2,313,264

See accompanying Notes to the Unaudited Consolidated Financial Statements.

PHAZAR CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 31, 2013 (Unaudited)	March 31, 2012 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,187,683)	$(402,255)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	98,411	97,040
Provision for slow moving inventory	600,000	-
Impairment of note receivable	1,547,513	-
Loss from discontinued operations	-	22,187
Stock based compensation	89,643	206,808
Deferred federal income tax	513,221	(178,260)
Changes in operating assets and liabilities:
Accounts receivable	172,195	96,928
Inventories	(277,739)	56,466
Prepaid expenses and other assets	44,949	73,544
Income taxes receivable	-	207,045
Accounts payable	(138,489)	(22,168)
Accrued liabilities	20,232	98,117
Deferred revenues	242,722	2,265
Net cash used in discontinued operations	-	(85,676)
Net cash provided by (used in) operating activities	(275,025)	172,041

CASH FLOWS FROM INVESTING ACTIVITIES:
Funding of note receivable	(70,352)	(399,369)
Purchase of property and equipment	-	(84,560)
Net cash used in investing activities	(70,352)	(483,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from QAR Industries, Inc. note payable	500,000	-
Net cash provided by financing activities	500,000	-

Net increase (decrease) in cash and cash equivalents	154,623	(311,888)

CASH AND CASH EQUIVALENTS, beginning of period	528,876	1,169,318
CASH AND CASH EQUIVALENTS, end of period	$683,499	$857,430

See accompanying Notes to the Unaudited Consolidated Financial Statements.

PART I

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    BASIS OF PRESENTATION AND CERTAIN SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring adjustments and items noted below under “Use of Estimates and Assumptions”) necessary to present fairly the financial position as of March 31, 2013 and December 31, 2012, the results of operations for the three and nine months ended March 31, 2013 and March 31, 2012, and the cash flows for the nine months ended March 31, 2013 and 2012.  These results have been determined on the basis of generally accepted accounting principles in the United States of America and have been applied consistently with those used in the preparation of the Company’s audited consolidated financial statements for its fiscal year ended June 30, 2012.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended June 30, 2012.

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

 In December 2009, the Company entered into a $500,000 Principal 8% Per Year Senior Secured Convertible Note with Tracciare, Inc. with an original maturity date of May 31, 2011.  In addition, the Company received a warrant to purchase up to eighty percent of Tracciare’s equity for a total price of $500,000.  In March 2011, the note was amended to extend the maturity date to June 30, 2013.  At December 31, 2012, Tracciare, Inc. had drawn all of the $500,000 note, along with additional fundings in the amount of $833,941, all under separate notes with the same terms and agreements as the original note and amendment. Beginning in May 2012 PHAZAR CORP significantly decreased the amount of funding that it provided to Tracciare under the notes.  PHAZAR CORP envisioned that it would provide very little additional capital to Tracciare in the future.  Given Tracciare’s cash requirements and lack of a foreseeable source of capital for Tracciare, PHAZAR CORP found it highly unlikely that it would recover any significant amount on the note receivable when it comes due on June 30, 2013.  As a result, as of December 31, 2012, the collectability of the note receivable was determined to be unlikely and management provided a $1,516,338 impairment reserve against the note receivable.

 As of June 30, 2012, PHAZAR CORP had deferred tax assets of $787,291 with a valuation allowance of $273,861 against the deferred tax assets related to the net operating losses.  The valuation allowance had been established for the deferred tax assets related to net operating losses because PHAZAR CORP could not demonstrate that it would be more likely than not that this deferred tax asset would be realized.  During the second quarter of the year ending June 30, 2013, PHAZAR CORP has reported large operating losses and projected cash flow shortfalls in the near future.  Based on those facts, it was unlikely the remaining net deferred tax assets would be realized.  Therefore, an additional valuation allowance of $513,221 was recorded.  PHAZAR CORP has recorded a deferred tax expense in the amount $513,430 as a result of the additional valuation allowance as of December 31, 2012.

The Company changed its policy in estimating slow moving inventory to more accurately value inventory that may have become impaired or obsolete due to advancing technology or changes in demand of product by some customers.  The new policy to estimate the slow moving reserve is based on a sliding scale reserve that increases on a separate and distinct level as raw material and finished goods age.  As such, during the first quarter of fiscal year 2013, the Company incurred a charge of $600,000.

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

NOTE  2     NET LOSS PER COMMON SHARE

Earnings per share are computed by dividing net loss by the weighted average number of common shares outstanding during the period, as follows:

	Nine Months Ended
	March 31, 2013	March 31, 2012
Numerator:
Net loss	$(3,187,683)	$(402,255)
Numerator for basic and diluted loss per share	$(3,187,683)	$(402,255)

Denominator:
Weighted-average shares outstanding-basic	2,321,983	2,313,264
Effect of dilutive securities:
Stock options	-	-

Denominator for diluted income (loss) per share- Weighted-average shares	2,321,983	2,313,264

Basic loss per share	$(1.37)	$(0.17)

Diluted loss per share	$(1.37)	$(0.17)

NOTE 3     CONTINGENCIES

Legal Proceedings

Neither PHAZAR CORP nor any of its subsidiaries are currently parties to any litigation or arbitrations.

NOTE 4    NOTE PAYABLE

On February 20, 2013, PHAZAR CORP received a going private merger offer from a company controlled by Mr. Robert Fitzgerald, the CEO of the Company.  On March 13, 2013 the independent directors of PHAZAR CORP (“Company”) approved the Agreement and Plan of Merger.  Under the Merger Agreement, the shareholders of the Company will receive consideration of $1.25 per share in cash.

The Merger Agreement provided that a Promissory Note from QAR Industries, Inc. to the Company would be part of the consideration for the transaction. According to the Merger Agreement, QAR Industries, Inc. would loan a principal amount of $500,000 to the Company at an interest rate of four and one-quarter percent (4.25%) with a maturity date of July 31, 2013.  The Note is secured by two Deeds of Trust, one granted by Antenna Products Corporation, covering real property in Palo Pinto County, Texas, and one granted by Thirco, Inc.,  covering real property lying in both Palo Pinto County, Texas and Parker County, Texas. None of the personal property of the Company is used to secure the Promissory Note.  The Promissory Note was fully funded on March 18, 2013.

PHAZAR CORP AND SUBSIDIARIES

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that affected the Company’s financial condition and operating results for the periods included in the consolidated financial statements in Item 1.

As reported on a Schedule 13D filed by Robert Fitzgerald on February 20, 2013, PHAZAR CORP received a going private merger offer from a company controlled by Mr. Fitzgerald.  On March 13, 2013 the independent directors of PHAZAR CORP (“Company”) approved the Agreement and Plan of Merger.  Under the Merger Agreement, the shareholders of the Company will receive consideration of $1.25 per share in cash in immediately available funds.

As disclosed on Form 8-K dated March 19, 3013, the Company has entered into a definitive agreement pursuant to which the Company will go private and the existing shareholders of the Company will receive $1.25 per share in cash for their shares in the Company.  Consummation of the going private transaction is subject to many factors including  shareholder approval.

On April 2, 2013, the Company filed a preliminary proxy statement on Form 14A and the Company, QAR Industries, Inc., Antenna Products Acquisition Corp., Robert E. Fitzgerald and Concorde Equity II, LLC jointly filed a Schedule 13E-3.

The above referenced documents provide additional information on the Company and the contemplated going private transaction.

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

	Three Month Period Ended March 31,		Nine Month Period Ended March 31,
	2013	2012	2013	2012
Net Sales	$1,643,108	$1,485,107	$4,298,074	$4,992,692

Gross profit margin percent	42%	56%	25%	46%

Net loss	$(168,196)	$(286,471)	$(3,187,683)	$(402,255)

Net loss per share	$(0.07)	$(0.12)	$(1.37)	$(0.17)

Total assets	$4,424,430	$7,353,458	$4,424,430	$7,353,458

Total liabilities	$1,333,920	$696,684	$1,333,920	$696,684

Capital expenditures	$-	$47,310	$-	$84,560

Results of Operations

Third Quarter Ended March 31, 2013 (“2013”), Compared to the Third Quarter Ended March 31, 2012 (“2012”)

PHAZAR CORP’s consolidated sales from operations were $1,643,108 for the quarter ended March 31, 2013 compared to sales of $1,485,107 for the quarter ended March 31, 2012.  The Company’s increase in revenues of $158,001, or 11%, is attributed to a 12% increase in the commercial wireless product line for the comparative quarters. Cost of sales and contracts from operations were $956,228 for the quarter ended March 31, 2013, compared to $651,211 for the quarter ended March 31, 2012, up $305,017, or 47% attributable to higher level of sales and an increase in plant utilization overhead charged to cost of goods sold.  Gross profit margin for the quarter, at 42% is down fourteen basis points from the 56% gross profit margin reported in the comparable period last year.

Selling, general and administration expenses were down 41% for the quarter ended March 31, 2013, to $659,296 from $1,113,677 in the prior year, reflecting an increase in plant utilization overhead charged to cost of goods sold, lower level of wages and stock compensation expense partially offset by higher level of legal and professional costs for the comparative quarters. Discretionary product development spending for the quarter ended March 31, 2013 was $172,553, or 11% of sales, compared to $171,075, or 12% of sales for the comparable period last year.

The Company recorded a net loss of $168,196, or $(0.07) per share for the three month period ended March 31, 2013 compared to a net loss of $286,471 or $(0.12) per share for the comparable period in the prior year.

Nine Months Ended March 31, 2013 (“2013”), Compared to the Nine Months Ended March 31, 2012 (“2012”)

Consolidated sales from operations for PHAZAR CORP were $4,298,074 for the nine months ended March 31, 2013 compared to $4,992,692 for the nine months ended March 31, 2012.  The Company’s sales fell by $694,618, or 14% attributable to a $1,116,454 non-recurring antenna shipment to EID-Portugal in fiscal year 2012 partially offset by an upturn in commercial wireless, shipboard and safety climb product lines during fiscal year 2013.

Costs of sales and contracts from operations were $3,207,190 for the nine months ended March 31, 2013 compared to $2,703,592 for the nine months ended March 31, 2012, up $503,598, or 19%.  The increase is attributed to the $600,000 slow moving inventory reserve recorded in in the first quarter of fiscal year 2013 and an increase in plant utilization overhead offset by a decline in revenues over the nine month period.   The gross profit margin for the nine month period ended March 31, 2013, at 25% was down twenty one basis points compared to the gross profit margin of 46% for the same period in the prior year.

Selling, general and administration expenses of $1,790,844 are down $787,791, or 31% for the nine months ended March 31, 2013 compared to $2,578,635 for the nine month period ended March 31, 2012.  The $787,791 decline related to an increase in plant utilization overhead charged to cost of goods sold, along with a lower level of wages and stock compensation expense partially offset by an increase in legal and professional fees for the nine month period ended March 31, 2013 compared to the same nine month period in prior year.  The impairment of note receivable reflects a $1,547,513 impairment charge on the Tracciare, Inc. note receivable.

Discretionary product development spending for the nine month period ended March 31, 2013 was $531,525, or
12 % of sales, compared to $397,935, or 8% of sales for the comparable period last year.  Year over year there is an increase of $133,590 in discretionary product development spending.  The increase represents continued product development for the commercial wireless product line.

The Company recorded a net loss of $3,187,683, or $(1.37) per share for the nine month period ended March 31, 2013 compared to a net loss of $402,255, or $(0.17) per share for the comparable period in the prior year.

Liquidity and Capital Resources

Sources of Liquidity

As previously discussed, the Company has entered into an agreement by which it will go private no later than July 31, 2013, provided it receives shareholder approval.  The Company currently anticipates that it has adequate operating capital through the close of the transaction.  But should  the Company experience unexpected operational difficulties or delays in the transaction closing  or if the transaction is not consummated for any reason, the Company will most likely need additional capital, including capital to repay the $500,000 loan received from QAR Industries, Inc. which carries a maturity date of July 31, 2013.  There is no guarantee that the Company will be able to procure additional capital and if it is successful, it is likely that such capital will be highly dilutive to current shareholders.

Capital Requirements

Management of the operating subsidiaries evaluates the facilities and reviews equipment requirements for existing and projected contracts on a regular basis.  For the nine month period ended March 31, 2013, there were no capital expenditures for new and replacement equipment compared to $84,560 in capital expenditures in the comparable period of fiscal year 2012.

At March 31, 2013, PHAZAR CORP had cash and cash equivalents of $683,499.  There was $262,341 of deferred revenues at March 31, 2013 and $500,000 in funds received from QAR Industries, Inc. Promissory Note funded on March 18, 2013.

Cash Flows

Operating Activities

Cash and cash equivalents of $683,499 at March 31, 2013 are up $154,623, or 29% compared to a balance of $528,876 as of June 30, 2012. The primary components of the increase in cash at the end of the period consists of $500,000 of cash provided from the funding of a promissory note from QAR Industries, Inc. offset by $275,025 of cash used in operating activities, consisting of a $277,739 increase in inventories (net of slow moving reserve) associated with work in process jobs scheduled to ship later in the fiscal year and a $138,489 decrease in accounts payable.

Investing Activities

Cash of $70,352 was used in investing activities during the nine month period ended March 31, 2013, which consists of $70,352 of funding for the note receivable.

Financing Activities

There was $500,000 of financing activities from the funding of the promissory note from QAR Industries, Inc. during the nine month period ended March 31, 2013.  At March 31, 2013 and 2012, PHAZAR CORP had no long-term debt outstanding.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.  The Company’s Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining these procedures and, as required by the rules of the SEC, evaluating their effectiveness.  Based on their evaluation the Company’s disclosure controls and procedures which took place as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer have concluded that these procedures were effective as of March 31, 2013, to ensure that the Company is able to collect, process, and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2013.  In making this assessment, management was guided by the releases issued by the SEC and to the extent applicable was based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. The Company has had no change during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  Subject to the above, the Company’s internal control over financial reporting are effective as of the end of the reporting period ended March 31, 2013.

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

On November 15, 2012, the registrant filed a Form 8-K for the purpose of announcing the election of Directors for fiscal year 2013

On February 12, 2013, the registrant filed a Form 8-K for the purpose of announcing its second quarter 2013 financial results

On February 20, 2013, the registrant filed a Form 8-K for the purpose of announcing a going private merger proposal

On March 19, 2013, the registrant filed a Form 8-K for the purpose of announcing entry into a material definitive agreement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHAZAR CORP

Date: April 22, 2013	/s/ Robert E. Fitzgerald
Robert E. Fitzgerald, Principal Executive Officer
and Director

EXHIBIT INDEX

Exhibit 3.(i) -	Registrant's Articles of Incorporation, as amended, incorporated by reference to the like numbered exhibit in the Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000, filed on February 20, 2004

Exhibit 3.(ii) -	Registrant’s By Laws, incorporated by reference to the like numbered exhibit in the Registrant’s Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000, filed on February 20, 2004

Exhibit 4.1(1) -	2006 Incentive Stock Option Plan, incorporated by reference as Exhibit A to the Registrant’s Definitive Proxy Statement dated September 15, 2006 and filed on September 15, 2006. Also incorporated by reference to the like numbered exhibit in the Registrant’s Form S-8 dated January 8, 2007 and filed on January 8, 2007

Exhibit 4.1(2) -	2009 Equity Compensation Plan dated April 22, 2009, incorporated by reference to Exhibit 10-1 of the Registrant’s Form S-8, filed on April 27, 2009

Exhibit 10.b -	Amended and restated agreement with Garland Asher dated September 10, 2009, incorporated by reference to the like numbered exhibit in the Registrant’s Form 10-Q, ended November 30, 2009 and filed on January 14, 2010

Exhibit 14.1-	Code of Ethics and Business Conduct for the Senior Executive Officers and Senior Financial Officers incorporated by reference to the like numbered exhibit in the Registrant’s annual report on form 10-KSB for the fiscal year ended May 31, 2004, filed on August 6, 2004

Exhibit 21. -	A list of all subsidiaries of the Registrant, incorporated by reference to the like numbered exhibit in the Registrant’s Annual Report on Form 10-KSB/A for the fiscal year ended May 31, 2000 filed on February 20, 2004

Exhibit 31.1 -	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (attached)

Exhibit 31.2 -	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (attached)

Exhibit 32.1	Section 1350 Certification (attached)

Exhibit 99.1 -	Mominating Committee Charter incorporated by reference to the like numbered exhibit in the Registrant’s Form 8-K filed on November 7, 2005

Exhibit 99.1(2) -	Revised Audit Committee Charter dated July 21, 2010 incorporated by reference to the like numbered exhibit in the Registrant’s Form 10-K filed on August 19, 2010

Exhibit 101 -	EX-101.INS	XBRL Instance Document
	EX-101.SCH	XBRL Taxonomy Extension Schema
	EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
	EX-101.LAB	XBRL Taxonomy Extension Label Linkbase
	EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase
	EX-101.DEF	XBRL Taxonomy Extension Definition Document